Form 10QSB
period 1995-03-31
BULL RUN CORP
filed 1995-05-12
CIK 319697

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                        FORM 10-QSB


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

      For the quarterly period ended March 31, 1995

                                            OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                                to
          .



      Commission file number   0-9385


                                     Bull Run Corporation
                  (Exact name of registrant as specified in its charter)

                  Georgia                               91-1117599
            (State of incorporation                   (I.R.S. Employer
               or organization)                       Identification No.)

                       4370 Peachtree Road, N.E., Atlanta, GA  30319
                         (Address of principal executive offices)

                                      (404) 266-8333
                                (Issuer's telephone number)



Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,136,727 shares of Common Stock, par value $.01 per share, were outstanding as of April 28, 1995.

                              PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

                                   BULL RUN CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                       March 31,         December 31,
                                                         1995               1994
                              ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .$      25,789          $  824,207
  Marketable securities . . . . . . . . . . . . .      500,000             500,000
  Accounts receivable . . . . . . . . . . . . . .    3,939,569           3,809,224
  Inventories . . . . . . . . . . . . . . . . . .    3,499,350           2,608,850
  Other . . . . . . . . . . . . . . . . . . . . .      111,418              73,540
         Total current assets   . . . . . . . . .    8,076,126           7,815,821

Property and equipment, net . . . . . . . . . . .    2,256,629           2,358,403
Investment in affiliated companies  . . . . . . .   26,544,124          15,708,590
Goodwill  . . . . . . . . . . . . . . . . . . . .    4,442,936           4,717,457
Other assets  . . . . . . . . . . . . . . . . . .      527,089             156,174

                                                   $41,846,904         $30,756,445
                                                     =========           =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable  . . . . . . . . . . . . . . . . . $    256,750    $
  Current portion of long-term debt . . . . . . .                          225,000
  Accounts payable  . . . . . . . . . . . . . . .    1,954,217           1,612,214
  Accrued and other liabilities:
    Salaries, wages and related taxes   . . . . .      294,854             281,292
    Income taxes  . . . . . . . . . . . . . . . .      216,661             244,047
    Other   . . . . . . . . . . . . . . . . . . .      523,997             640,636
         Total current liabilities  . . . . . . .    3,246,479           3,003,189
Long-term debt  . . . . . . . . . . . . . . . . .   13,500,000           2,775,000
Deferred income taxes . . . . . . . . . . . . . .    1,248,382           1,393,728
Stockholders' equity:
  Common stock ($.01 par value, authorized
    100,000,000 shares; issued 22,136,727
    shares)  . . . . . . . . . . . . . . . . . .       221,367             221,367
  Additional paid-in capital  . . . . . . . . . .   20,403,136          20,403,136
  Retained earnings . . . . . . . . . . . . . . .    3,227,540           2,960,025
           Total stockholders' equity . . . . . .   23,852,043          23,584,528

                                                   $41,846,904         $30,756,445
                                                     =========           =========

See accompanying notes to condensed consolidated financial statements.

                                      BULL RUN CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND RETAINED EARNINGS
                                           (Unaudited)

                                             Three Months Ended March 31
                                             1995                   1994
Revenue from printer operations . . . .    $7,439,031            $

Cost of goods sold  . . . . . . . . . .     5,160,829

Gross profit  . . . . . . . . . . . . .     2,278,202

Other operating revenue:
  Royalties . . . . . . . . . . . . . .         8,833               61,563
  Consulting fees . . . . . . . . . . .        75,000

                                               83,833               61,563
Operating expenses:
  Research and development  . . . . . .       449,223
  Selling, general and administrative .     1,381,566              165,282
                                            1,830,789              165,282

Income (loss) from operations . . . . .       531,246             (103,719)

Other income (expense):
  Equity in earnings of affiliated companies   21,392               57,440
  Interest, net . . . . . . . . . . . .       (70,138)                 540

Income (loss) before income taxes . . .       482,500              (45,739)

Income tax (provision) benefit  . . . .      (214,985)               4,900

Net income (loss) . . . . . . . . . . .       267,515              (40,839)

Retained earnings, beginning of period      2,960,025            2,744,383

Retained earnings, end of period  . . .    $3,227,540           $2,703,544
                                            ========             ========

Earnings (loss) per share               $         .01        $        (.00)

Weighted average number of
  common shares outstanding . . . . . .    23,071,214           12,505,377

See accompanying notes to condensed consolidated financial statements.

                                      BULL RUN CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                             Three Months Ended March 31

                                                               1995                1994
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . .   $   267,515           $   (40,839)
  Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
    Depreciation and amortization . . . . . . . . . . .       265,869                   326
     Equity in earnings of affiliated companies . . . .       (21,392)              (57,440)
    Change in operating assets and liabilities:
         Accounts receivable  . . . . . . . . . . . . .      (130,345)               79,139
         Inventories  . . . . . . . . . . . . . . . . .      (890,500)
         Other current assets  . . . .                        (37,879)               (7,588)
         Accounts payable and accrued expenses  . . . .       238,926               (12,186)
         Accrued income taxes . . . . . . . . . . . . .        27,268               (20,600)
         Deferred income taxes  . . . . . . . . . . . .                              15,700
     Net cash used in operating activities  . . . . . .      (280,538)              (43,488)

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . .      (359,238)
  Investment in affiliated companies  . . . . . . . . .   (10,835,366)
  Dividends received from affiliated companies  . . . .        21,224
     Net cash used in investing activities  . . . . . .   (11,173,380)

Cash flows from financing activities:
  Borrowings on line of credit  . . . . . . . . . . . .     1,162,750
  Repayments on line of credit  . . . . . . . . . . . .      (906,000)
  Proceeds from long-term debt  . . . . . . . . . . . .    13,500,000
  Repayments on long-term debt  . . . . . . . . . . . .    (3,000,000)
  Loan commitment fee . . . . . . . . . . . . . . . . .      (101,250)
     Net cash provided by financing activities  . . . .    10,655,500

Net decrease in cash and cash equivalents . . . . . . .      (798,418)              (43,488)
Cash and cash equivalents, beginning of period  . . . .       824,207               291,604

Cash and cash equivalents, end of period  . . . . . . .  $     25,789            $  248,116
                                                             ========              ========
Supplemental cash flow disclosures:
  Interest paid . . . . . . . . . . . . . . . . . . . .  $     86,387         $           0
  Income taxes paid . . . . . . . . . . . . . . . . . .       187,717                     0

See accompanying notes to condensed consolidated financial statements.

                             BULL RUN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    In   management's   opinion,  the   accompanying   unaudited
      condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented as an exhibit to the Bull Run Corporation 1994 Annual Report on Form 10-KSB.

2. On November 29, 1994, Datasouth Computer Corporation ("Datasouth") was merged (the "Merger") into BRC Acquisition Corporation ("BRC"), a newly-formed wholly-owned subsidiary of Bull  Run  Corporation ("Bull Run").  As of the effective  date
      of the Merger, BRC changed its name to Datasouth   Computer
      Corporation   (also   referred   to   herein   as "Datasouth").
      The  accompanying  condensed  consolidated   financial statements
      include  the accounts  of Bull  Run and,  since November  30,
      1994,   Datasouth,  after  elimination   of  intercompany
      accounts and transactions. From April 29, 1993 through November 29, 1994, Bull Run owned 43.6% of the outstanding common stock of Datasouth.

      The following unaudited pro forma summary presents the consolidated results of Bull Run's operations for the quarter ended March 31, 1994 as if the Merger had occurred on January 1, 1994, after giving effect to certain adjustments, including elimination of Merger expenses, amortization of goodwill,
      elimination  of  equity  in  earnings   of Datasouth,  pro  forma
      effects of Gray Communications Systems, Inc. ("Gray")'s business acquisitions during 1994, and related income tax effects:

            Revenue from printer operations                 $5,140,000
            Other operating revenue                             62,000
            Net income                                          13,000
            Earnings per share                                 $   .00

3. Inventories associated with the printer operations consist of the following:

                                 March 31,         December 31,
                                   1995               1994

      Raw materials             $2,337,814         $1,783,408
      Work-in-process              650,584            644,052
      Finished goods               510,952            181,390
                                $3,499,350         $2,608,850
                                ==========         ==========

4. On March 29, 1995, Bull Run acquired 50% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP") for a
      total purchase price  of approximately  $9,700,000.   Host's
      assets consist  of 50,000 shares of  8% cumulative preferred
      stock of  Host Communications,  Inc. ("Host")  stated  at   $100
      per  share  (representing  all  of   Host's outstanding preferred
      stock) and warrants to purchase

                    BULL RUN CORPORATION NOTES TO
         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


      447,002 shares of Host common stock (representing approximately 48% of the outstanding shares after giving effect to the
      exercise  of  all outstanding warrants.)   The warrants  have a
      negligible exercise price. Host  is  a  collegiate  sports
      marketing  company,  producing   sports publications,
      syndicating  radio   and  television   broadcasts,   and producing
      audio/video  marketing presentations.   In addition, Bull  Run
      acquired 30,200 shares of Host's outstanding common stock for $906,000 in January 1995. The purchases of CSP's common stock and
      Host's  common stock  were  principally   financed  under  bank
      term  loans   totaling $13,500,000  bearing interest  initially
      at the prime rate, with the principal amount thereof due in monthly installments of $150,000 commencing May 1999, with
      all  remaining  amounts  due and  payable by April 2002.   The
      debt is collateralized by the shares of Gray owned by Bull Run, as well as by shares of Bull Run common stock held by a
      significant  shareholder.    The  loan  requires  adherence  to
      certain financial covenants, the most restrictive of which requires maintaining a minimum net worth of $23,000,000.
      The $13,500,000 loans also refinanced Datasouth's then existing $3,000,000 bank term loan.

5.    Bull Run's  43.6% investment  in Datasouth  common stock,  prior
      to  the Merger, was  accounted for  by the  equity method.   Since
      November 30, 1994 (the day after the effective date of the Merger), Bull Run has accounted for its investment in Gray common stock by the equity method. Based in Albany, Georgia, Gray owns: (i) three VHF NBC-affiliated television stations, (ii) two UHF, CBS-affiliated television stations, (iii) two daily newspapers, (iv) a three-day a week newspaper, and (v) a five-day a week newspaper. Bull Run also accounts for its investment in CSP by the equity method. The excess of Bull Run's investment over the underlying equity of Gray is being amortized
      over forty years.   The amortization  is  reported  as  a
      reduction in Bull Run's equity in earnings of affiliated companies.

      During the quarter ended March 31, 1995, Bull Run acquired additional shares of Gray common stock for approximately
      $266,000.   As of  March 31, 1995, Bull Run owned 25.5% of the
      outstanding shares of Gray  common stock.

      Summarized operating results of Gray for the three months ended March 31, 1995 are as follows:

                  Operating revenue                         $13,154,000
                  Income from operations                      1,991,000
                  Net income                                    404,000

6. Earnings (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period, computed in accordance with the treasury stock method.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      Datasouth's printer operations contributed $7,439,000 in revenue for the quarter ended March 31, 1995, with a gross profit of 30.6%. Datasouth's revenue, which was $5,140,000 in the quarter ended March 31, 1994, is not included in Bull Run's consolidated financial statements prior to November 29, 1994, the date of the Merger. Datasouth's increase in revenue from the same period last year is largely attributable to an increase in printer sales to the SABRE Travel Information Network ("SABRE"), a division of American Airlines, to approximately $2.3 million in the first quarter
of 1995  from $800,000  in  the first  quarter of  1994.   Total
finished product sales to Datasouth's major account customers, which consist of SABRE and other end users and original equipment manufacturers, were $3.6 million for the first quarter of 1995 and
$1.9 million  for the first  quarter of 1994.   Finished product  sales
through Datasouth's network of distributors and resellers were $2.4 million and $2.1 million for the first quarter of 1995 and 1994,
respectively.   Increases in finished product sales through all channels
are a direct result of increases in unit sales of Documax, Datasouth's newest printer family, introduced in mid-1993.
Datasouth's parts, accessories and service revenue also increased to $1.4 million in the first quarter of 1995 from $1.1 million in 1994.

      Bull Run recognizes royalty income from mining properties sold in 1990 based on quantities of gold processed. Royalty income decreased to $9,000 for the quarter ended March 31, 1995 from $62,000 for the quarter ended March 31, 1994. The amount of the royalty income, if any, to be received in the future will be solely dependent on factors outside Bull Run's control. Bull Run also recognized consulting fees from Gray of $75,000 in 1995 for management assistance to Gray relative to their acquisition of a newspaper publishing operation. There is no assurance that consulting fees, if any, will be earned in the future.

      Operating expenses were $1,831,000 for the quarter ended March 31, 1995 compared to $165,000 for the same period in 1994. The increase was due to the consolidation of Datasouth operating results in 1995, and the recognition in 1995 of amortization amounting to $75,000
associated  with goodwill resulting from  the  Merger.   Datasouth's
operating expenses were $1,308,000 for the quarter ended March 31, 1994.

      Equity in earnings of affiliated companies relates, in 1995, to Bull Run's investments in Gray and CSP, and in 1994, to Bull Run's 43.6% investment in Datasouth.

      Bull Run recognized interest expense, net of interest income, of $70,000 in 1995 as a result of Datasouth's interest expense on its $3 million bank term loan and borrowings on its lines of credit.

      As a result of the realization of the benefits from tax net operating loss carryforwards in 1994 and nondeductible goodwill amortization expense in 1995, Bull Run's effective tax rate increased to 44.6% for the quarter ended March 31, 1995 compared to 10.7% for the quarter ended March 31, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources

      As   discussed  more  fully  in  the  Notes  to  Condensed
Consolidated Financial Statements, Bull Run acquired 50% of the outstanding common stock of CSP on March 29, 1995 for a total purchase price of approximately $9,700,000, and in January 1995, Bull Run acquired 30,200 shares of Host's outstanding common stock for
$906,000.   The purchases of  CSP's common stock  and Host's common
stock were principally financed under bank term loans totaling $13,500,000 bearing interest initially at the prime rate, with the principal amount thereof due in monthly installments of $150,000 commencing May 1999, with all remaining amounts due and payable by
April 2002.   The $13,500,000 loans also refinanced Datasouth's then
existing $3,000,000 bank term loan.

      Bull Run invested an additional $266,000 in the quarter ended March 31, 1995 for 15,000 shares of Gray common stock, increasing its ownership to 26.3% of Gray's outstanding shares.

      Bull Run's working capital was approximately $4.8 million as of March 31, 1995 and December 31, 1994.

      Bull Run has available lines of credit of $2.0 and $1.5 million, expiring April 30, 1996 and January 1, 1996, respectively. The company anticipates that its current working capital, funds available under the lines of credit and cash flow from Datasouth operations will be sufficient to fund its debt service and working
capital requirements  for the remainder  of the year.   Any capital
required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

      In November 1994, Bull Run announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time.

PART II.   OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

      (a)   Exhibits
               None

      (b)   Reports on Form 8-K
               Bull Run  Corporation filed  a Form  8-K
               Current Report  dated March  29,  1995   disclosing  the
               purchase  of   50%  of  the outstanding  common stock  of
               Capital Sports Properties, Inc. Required financial statements will be filed as an amendment to Form 8-K by June 12, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BULL RUN CORPORATION




Date:  May 10, 1995     By:   /s/ FREDERICK J. ERICKSON

                              Frederick J. Erickson
                              Vice President-Finance, Treasurer
                              and Assistant Secretary

                              (Mr. Erickson is the Chief Financial
                              Officer and has been duly authorized to sign on behalf of the registrant.)