Form 10-Q/A
period 1995-03-31
BULL RUN CORP
filed 1995-07-10
CIK 319697

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                       AMENDMENT NO.1
                                            TO

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

                            INDEX TO EXHIBITS

Exhibit No.       Description

27                Financial Data Schedule filed within.