Form 10-Q
period 1995-06-30
BULL RUN CORP
filed 1995-08-10
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,092,727 shares of Common Stock, par value $.01 per share, were outstanding as of August 4, 1995.

                     PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

                          BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                                        June 30,                   December 31,
                                                                                         1995                         1994
                                        ASSETS
Current assets:
           Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .       $  410,081                   $  824,207
           Marketable securities  . . . . . . . . . . . . . . . . . . . . . . .                                       500,000
           Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .        3,418,505                    3,809,224
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,386,454                    2,608,850
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          177,482                       73,540
                   Total current assets   . . . . . . . . . . . . . . . . . . .        8,392,522                    7,815,821
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .        2,560,778                    2,358,403
Investment in affiliated companies  . . . . . . . . . . . . . . . . . . . . . .       27,881,643                   15,708,590
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,459,978                    4,717,457
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          213,875                      156,174
                                                                                     $43,508,796                  $30,756,445

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,183,000             $
           Current portion of long-term debt  . . . . . . . . . . . . . . . . .                                       225,000
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,823,826                    1,612,214
           Accrued and other liabilities:
              Salaries, wages and related taxes   . . . . . . . . . . . . . . .          280,033                      281,292
              Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          505,781                      244,047
              Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          869,759                      640,636
                   Total current liabilities  . . . . . . . . . . . . . . . . .        4,662,399                    3,003,189
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,500,000                    2,775,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,248,382                    1,393,728

Stockholders' equity:
           Common stock ($.01 par value, authorized
              100,000,000 shares; issued 22,162,227 shares
              as of June 30, 1995 and 22,136,727 shares as
              of December 31, 1994)   . . . . . . . . . . . . . . . . . . . . .          221,622                      221,367
           Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .       20,425,631                   20,403,136
           Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .        3,603,896                    2,960,025
           Treasury stock, at cost (70,000 shares)  . . . . . . . . . . . . . .         (153,134)
                    Total stockholders' equity  . . . . . . . . . . . . . . . .       24,098,015                   23,584,528

                                                                                     $43,508,796                  $30,756,445




See accompanying notes to condensed consolidated financial statements.

                          BULL RUN CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS
                               (Unaudited)



                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                           June 30
                                                                      1995            1994             1995             1994

Revenue from printer operations . . . . . . . . . . . . . .        $7,132,058  $                   $14,571,089      $
Cost of goods sold  . . . . . . . . . . . . . . . . . . . .         4,978,172                       10,139,001
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .         2,153,886                        4,432,088

Other operating revenue:
       Royalties  . . . . . . . . . . . . . . . . . . . . .                            64,400                           125,963
       Consulting fees  . . . . . . . . . . . . . . . . . .           360,000                          435,000
                                                                    2,513,886          64,400        4,867,088          125,963
Operating expenses:
       Research and development . . . . . . . . . . . . . .           459,015                          908,238
       Selling, general and administrative  . . . . . . . .         1,298,519         155,033        2,680,085          320,315
                                                                    1,757,534         155,033        3,588,323          320,315

Income (loss) from operations . . . . . . . . . . . . . . .           756,352         (90,633)       1,278,765         (194,352)

Other income (expense):
       Equity in earnings (losses) of affiliated
        companies . . . . . . . . . . . . . . . . . . . . .           198,661         (26,624)         220,053           30,816
       Interest, net  . . . . . . . . . . . . . . . . . . .          (289,378)            702         (350,683)           1,242

Income (loss) before income taxes                                     665,635        (116,555)       1,148,135         (162,294)

Income tax benefit (provision)  . . . . . . . . . . . . . .          (289,279)         43,200         (504,264)          48,100

Net income (loss) . . . . . . . . . . . . . . . . . . . . .           376,356         (73,355)         643,871         (114,194)

Retained earnings, beginning of period  . . . . . . . . . .         3,227,540       2,703,544        2,960,025         2,744,383


Retained earnings, end of period  . . . . . . . . . . . . .        $3,603,896      $2,630,189       $3,603,896        $2,630,189


Earnings (loss) per share . . . . . . . . . . . . . . . . .     $         .02   $        (.01)   $        .03  $          (.01)

Weighted average number of common
shares outstanding  . . . . . . . . . . . . . . . . . . . .         23,183,262      12,505,377       23,131,497      12,505,377



See accompanying notes to consolidated financial statements.

                          BULL RUN CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                                                                                   Six Months Ended June 30
                                                                                                 1995                   1994
Cash flows from operating activities:
       Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   643,871              $   (114,194)
       Adjustments to reconcile net income (loss) to
              net cash used in operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .             541,452                       652
         Equity in earnings of affiliated companies  . . . . . . . . . . . . . . .            (220,053)                  (30,816)
         Change in operating assets and liabilities:
              Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . .             390,719                    76,475
              Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,777,604)
              Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .            (103,942)                   (7,448)
              Accounts payable and accrued expenses   . . . . . . . . . . . . . . .             439,468                   (39,437)
              Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             316,388
              Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .                                       (48,100)
          Net cash provided by (used in) operating activities . . . . . . . . . . .             230,299                  (162,868)

Cash flows from investing activities:
       Sale of marketable securities  . . . . . . . . . . . . . . . . . . . . . . .             500,000
       Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (546,065)                   (5,169)
       Investment in affiliated companies . . . . . . . . . . . . . . . . . . . . .         (12,094,539)
       Dividends received from affiliated companies . . . . . . . . . . . . . . . .              44,813
          Net cash used in investing activities . . . . . . . . . . . . . . . . . .         (12,095,791)                   (5,169)

Cash flows from financing activities:
       Borrowings on line of credit . . . . . . . . . . . . . . . . . . . . . . . .           5,785,750
       Repayments on line of credit . . . . . . . . . . . . . . . . . . . . . . . .          (4,602,750)
       Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          13,500,000
       Repayments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          (3,000,000)
       Loan commitment fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (101,250)
       Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . . . .            (153,134)
       Exercise of incentive stock options  . . . . . . . . . . . . . . . . . . . .              22,750
          Net cash provided by financing activities . . . . . . . . . . . . . . . .          11,451,366

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .            (414,126)                 (168,037)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . .             824,207                   291,604

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . .        $    410,081                $  123,567

Supplemental cash flow disclosures:
       Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     95,521             $           0
       Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             187,876                         0


See accompanying notes to condensed consolidated financial statements.

                          BULL RUN CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-KSB of Bull Run Corporation ("Bull Run") for the year ended December 31, 1994.

2. On November 29, 1994, Datasouth Computer Corporation ("Datasouth") was merged (the "Merger") into BRC Acquisition Corporation ("BRC"), a newly-formed wholly-owned subsidiary of Bull Run. As of the effective date of the Merger, BRC changed its name to Datasouth Computer Corporation (also referred to herein as "Datasouth"). The accompanying condensed consolidated financial statements include the accounts of Bull Run and, since November 30, 1994, Datasouth, after elimination of intercompany accounts and transactions. From April 29, 1993 through November 29, 1994, Bull Run owned 43.6% of the outstanding common stock of Datasouth.

     On March 29, 1995, Bull Run acquired 50% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP") for a total purchase price of approximately $9,700,000. CSP's assets consist of 50,000 shares of 8% cumulative preferred stock of Host Communications, Inc. ("Host") having a stated value of $100 per share (representing all of Host's outstanding preferred stock) and warrants to purchase 447,002 shares of Host common stock (representing approximately 48% of the outstanding shares after giving effect to the exercise of all outstanding warrants.) The warrants have a negligible exercise price. Host is a collegiate sports marketing company, producing sports publications, syndicating radio and television broadcasts, and producing audio/video marketing presentations. In addition, Bull Run acquired 30,200 shares of Host's outstanding common stock, representing 6.9% of Host's currently outstanding common shares, for $906,000 in January 1995.

     The following unaudited pro forma summary information presents the consolidated results of Bull Run's operations for the six months ended June 30, 1995 and for the three months and six months ended June 30, 1994 as if the Merger and the investments in CSP and Host had occurred on January 1, 1994, after giving effect to certain adjustments, including elimination of Merger expenses, amortization of goodwill, elimination of equity in earnings of Datasouth, pro forma effects of Gray Communications Systems, Inc. ("Gray")'s business acquisitions during 1994, and related income tax effects:




                                                 Six Months         Three Months         Six Months
                                                   Ended                Ended                Ended
                                               June 30, 1995       June 30, 1994        June 30, 1994

Revenue from printer operations                 $14,571,000          $4,228,000           $9,368,000
Other operating revenue                             435,000              64,000              148,000
Net income (loss)                                   682,000            (120,000)             (16,000)
Earnings (loss) per share                             $ .03              $ (.01)               $ .00

                          BULL RUN CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Inventories associated with the printer operations consist of the following:

                                           June 30,                December 31,
                                             1995                     1994

Raw materials                            $2,866,828                 $1,783,408
Work-in-process                             704,439                    644,052
Finished goods                              815,187                    181,390
                                         $4,386,454                 $2,608,850


4. The purchases of CSP's common stock and Host's common stock were primarily financed under bank term loans totaling $13,500,000 bearing interest initially at the prime rate, with the principal amount thereof due in monthly installments of $150,000 commencing May 1998, with all remaining amounts due and payable by April 2002. The debt is collateralized by the shares of Gray owned by Bull Run, as well as by shares of Bull Run common stock held by a principal shareholder of Bull Run. The loan requires adherence to certain financial covenants, the most restrictive of which requires maintaining a minimum net worth of $23,000,000. The $13,500,000 loans also refinanced Datasouth's then existing $3,000,000 bank term loan.


5. Prior to the Merger, Bull Run's 43.6% investment in Datasouth common stock was accounted for by the equity method. Since November 30, 1994 (the day after the effective date of the Merger), Bull Run has accounted for its investment in Gray common stock, which was previously owned by Datasouth, by the equity method. Based in Albany, Georgia, Gray owns: (i) three VHF NBC-affiliated television stations,
     (ii) two UHF, CBS-affiliated television stations, (iii) two daily newspapers, (iv) a three-day a week newspaper, and (v) a five-day a week newspaper. The excess of Bull Run's investment over the underlying equity of Gray is being amortized over forty years. The amortization is reported as a reduction in Bull Run's equity in earnings of affiliated companies. During the six months ended June 30, 1995, Bull Run acquired additional shares of Gray common stock for $1,428,700. As of June 30, 1995, Bull Run owned 26.7% of the outstanding shares of Gray common stock.

     Since March 29, 1995 (the date Bull Run acquired its investment in
     CSP), Bull Run has accounted for its investments in CSP and Host by the equity method.

     Summarized operating results of affiliated companies for the three months and six months ended June 30, 1995 are as follows:


                                     Three Months Ended  Six Months Ended
                                        June 30, 1995     June 30, 1995
   Operating revenue                      $21,157,000     $46,611,000
   Income from operations                   3,633,000       7,476,000
   Net income                               1,413,000       2,140,000



6. Earnings (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period, computed in accordance with the treasury stock method.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Datasouth's printer operations contributed $7,132,000 in revenue for the quarter and $14,571,000 for the six months ended June 30, 1995, with a gross profit of 30.2% and 30.4%, respectively. Datasouth's revenue, which was $4,228,000 for the quarter ended June 30, 1994 and $9,368,000 for the six months ended June 30, 1994, is not included in Bull Run's consolidated financial statements prior to November 29, 1994, the date of the Merger. Datasouth's increase in revenue from the same period last year was largely attributable to an increase in printer sales to the SABRE Travel Information Network ("SABRE"), a division of American Airlines, to approximately $2.4 million for the second quarter and $4.7 million for the first six months of 1995 from $600,000 for the second quarter and $1.4 million for the first six months of 1994. Total finished product sales to Datasouth's major account customers, which consist of SABRE and other end users and original equipment manufacturers, were $3.6 million and $7.1 million for the quarter and six months ended June 30, 1995, respectively, and $1.1 million and $3.0 million for the same respective periods of 1994. Finished product sales through Datasouth's network of distributors and resellers were $2.1 million and $4.6 million for the quarter and six months ended June 30, 1995, respectively, and $2.1 million and $4.2 million for the same respective periods of 1994. Increases in finished product sales through all channels were a direct result of increases in unit sales of Documax, Datasouth's newest printer family, introduced in mid-1993. Datasouth's parts, accessories and service revenue also increased to $1.4 million in the second quarter and $2.9 million in the first six months of 1995 from $1.0 million and $2.2 million, respectively, in 1994.

     Bull Run received royalty income from mining properties sold in 1990 based on quantities of gold processed. Royalty income has been immaterial in 1995, and Bull Run does not foresee any significant amount of royalty income to be received in the future. The amount of the royalty income, if any, to be received in the future will be solely dependent on factors outside Bull Run's control. Bull Run recognized consulting fees from Gray of $435,000 in 1995 for management assistance relative to Gray's pending acquisition of a CBS-affiliated television station and their acquisition of a newspaper publishing operation. There can be no assurance that Bull Run will recognize any consulting fees in the future.

     Operating expenses were $1,758,000 for the quarter and $3,588,000 for the six months ended June 30, 1995 compared to $155,000 and $320,000 for the same respective periods in 1994. The increase was due to the consolidation of Bull Run and Datasouth operating results in 1995, and the recognition in 1995 of amortization of goodwill resulting from the Merger amounting to $80,000 for the second quarter and $154,000 for the first six months. Datasouth's operating expenses were $1,251,000 for the quarter and $2,559,000 for the six months ended June 30, 1994.

     Equity in earnings of affiliated companies relates, in 1995, to Bull Run's investments in Gray, Host and CSP, and in 1994 (prior to November 29, 1994, the date of the Merger), to Bull Run's 43.6% investment in Datasouth.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS, continued

     Bull Run had interest expense, net of interest income, of $289,000 for the quarter and $351,000 for the six months ended June 30, 1995 as a result of its $13.5 million term loans dated March 29, 1995, Datasouth's interest expense on its former $3 million bank term loan, and borrowings on its lines of credit.

     As a result of the realization of the benefits from tax net operating loss carryforwards in 1994 and nondeductible goodwill amortization expense in 1995, Bull Run's effective tax rate increased to 43.4% for the quarter and 43.9% for the six months ended June 30, 1995, compared to 37.1% for the quarter and 29.6% for the six months ended June 30, 1994.

Liquidity and Capital Resources

     As discussed more fully in the Notes to Condensed Consolidated Financial Statements, Bull Run acquired 50% of the outstanding common stock of CSP on March 29, 1995 for a total purchase price of approximately $9,700,000, and in January 1995, Bull Run acquired 30,200 shares of Host's outstanding common stock for $906,000. The purchases of CSP's common stock and Host's common stock were primarily financed under bank term loans totaling $13,500,000 bearing interest initially at the prime rate, with the principal amount thereof due in monthly installments of $150,000 commencing May 1998, with all remaining amounts due and payable by April 2002. The $13,500,000 loans also refinanced Datasouth's then existing $3,000,000 bank term loan.

     Bull Run invested an additional $1,428,700 in the six months ended June 30, 1995 to purchase 67,910 shares of Gray common stock, increasing its ownership to 26.7% of Gray's outstanding shares. Gray's common stock is traded on the New York Stock Exchange under the symbol "GCS".

     Bull Run has available lines of credit of $2,000,000 and $1,500,000, expiring April 30, 1996 and April 1, 1997, respectively. Bull Run anticipates that its current working capital, funds available under the lines of credit and cash flow from Datasouth's operations will be sufficient to fund its debt service and working capital requirements for at least the remainder of the year. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

     Bull Run's working capital was approximately $3.7 million as of June 30, 1995 and $4.8 million as of December 31, 1994. The decrease was primarily attributable to borrowings under its lines of credit to fund increases in inventories and additional investments in Gray.

     In November 1994, Bull Run announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the quarter ended June 30, 1995, Bull Run repurchased 70,000 shares of its common stock for approximately $153,000.

PART II.   OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits
             Exhibit 11 - Computation of Earnings (Loss) Per Share

     (b)  Reports on Form 8-K
             Bull Run Corporation filed a Current Report on Form 8-K dated March 29, 1995, disclosing the purchase of 50% of the outstanding common stock of Capital Sports Properties, Inc. On June 12, 1995, the required financial statements relating to such acquisition were filed as an amendment to Form 8-K on Form 8-K/A-1.


                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BULL RUN CORPORATION




Date:  August 10, 1995   By:  /s/ FREDERICK J. ERICKSON

                       Frederick J. Erickson
                       Vice President-Finance, Treasurer
                       and Assistant Secretary

                       (Mr. Erickson is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)