Form 10-Q
period 1995-09-30
BULL RUN CORP
filed 1995-11-02
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,156,727 shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 1995.

                           PART I.  FINANCIAL INFORMATION

Item I.   Financial Statements

                                BULL RUN CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                 September 30,           December 31,
                                                    1995                    1994

                       ASSETS
Current assets:
  Cash and cash equivalents                       $     71,920           $    824,207
  Marketable securities                                                       500,000
  Accounts receivable                                3,647,469              3,809,224
  Inventories                                        4,422,530              2,608,850
  Other                                                197,478                 73,540
      Total current assets                           8,339,397              7,815,821
Property and equipment, net                          2,481,905              2,358,403
Investment in affiliated companies                  27,886,968             15,708,590
Goodwill                                             4,391,123              4,717,457
Other assets                                           230,511                156,174
                                                   $43,329,904            $30,756,445
                                                     =========              =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                     $ 1,091,000            $
  Current portion of long-term debt                                           225,000
  Accounts payable                                   1,887,759              1,612,214
  Accrued and other liabilities:
    Salaries, wages and related taxes                  299,477                281,292
    Interest                                           184,569                  2,833
    Income taxes                                       464,696                244,047
    Other                                              536,391                637,803
      Total current liabilities                      4,463,892              3,003,189
Long-term debt                                      13,500,000              2,775,000
Deferred income taxes                                1,248,382              1,393,728

Stockholders' equity:
  Common stock ($.01 par value, authorized
    100,000,000 shares; issued 22,204,727 shares
    as of September 30, 1995 and 22,136,727 shares
    as of December 31, 1994)                           222,047                221,367
  Additional paid-in capital                        20,471,862             20,403,136
  Retained earnings                                  3,630,855              2,960,025
  Treasury stock, at cost (88,000 shares)             (207,134)
        Total stockholders' equity                  24,117,630             23,584,528
                                                   $43,329,904            $30,756,445
                                                    ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                                BULL RUN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND RETAINED EARNINGS
                                     (Unaudited)


                                                    Three Months Ended          Nine Months Ended
                                                        September 30               September 30

                                                    1995          1994         1995          1994

Revenue from printer operations                     $ 6,097,082   $            $20,668,171  $
Cost of goods sold                                    4,255,512                 14,394,513
Gross profit                                          1,841,570                  6,273,658

Other operating revenue:
  Royalties                                               1,136     60,683           1,031    186,646
  Consulting fees                                                  100,000         435,000    100,000
                                                          1,136    160,683         436,031    286,646

Operating expenses:
  Research and development                              498,931                  1,407,169
  Selling, general and administrative                 1,024,165    158,568       3,704,250    478,883
                                                      1,523,096    158,568       5,111,419    478,883

Income (loss) from operations                           319,610      2,115       1,598,270   (192,237)

Other income (expense):
  Equity in earnings (losses) of affiliated
    companies                                           (38,620)   142,686         181,433    173,502
  Interest, net                                        (292,126)       359        (642,704)     1,601

Income (loss) before income taxes                       (11,136)   145,160       1,136,999    (17,134)

Income tax benefit (provision)                           38,095    (48,372)       (466,169)      (272)

Net income (loss)                                        26,959     96,788         670,830    (17,406)

Retained earnings, beginning of period                3,603,896  2,630,189       2,960,025  2,744,383

Retained earnings, end of period                    $ 3,630,855 $2,726,977     $ 3,630,855 $2,726,977
                                                      =========  =========      ==========  =========
Earnings (loss) per share                                 $ .00     $  .01          $  .03    $  (.00)

Weighted average number of common
shares outstanding                                   23,359,084 12,627,032      23,240,925 12,505,377


See accompanying notes to consolidated financial statements.

                                BULL RUN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                         Nine Months Ended September 30
                                                                 1995         1994
Cash flows from operating activities:
  Net income (loss)                                      $  670,830        $   (17,406)
  Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
    Depreciation and amortization                           831,540              1,236
    Equity in earnings of affiliated companies             (181,433)          (173,502)
    Change in operating assets and liabilities:
      Accounts receivable                                   161,755            (22,140)
      Inventories                                        (1,813,680)
      Other current assets                                 (123,938)            (4,636)
      Accounts payable and accrued expenses                 365,565            (25,768)
      Accrued income taxes                                  275,303              2,372
      Deferred income taxes                                                     (2,100)
    Net cash provided by (used in) operating activities     185,942           (241,944)

   Cash flows from investing activities:
     Sale of marketable securities                          500,000
     Capital expenditures                                  (671,580)            (5,169)
     Investment in affiliated companies                 (12,161,958)           (24,879)
     Dividends received from affiliated companies            68,287
       Net cash used in investing activities            (12,265,251)           (30,048)

   Cash flows from financing activities:
     Borrowings on line of credit                         9,222,750
     Repayments on line of credit                        (8,131,750)
     Proceeds from long-term debt                        13,500,000
     Repayments on long-term debt                        (3,000,000)
     Loan commitment fee                                   (126,250)
     Repurchase of common stock                            (207,134)
     Exercise of incentive stock options                     69,406
       Net cash provided by financing activities         11,327,022

   Net decrease in cash and cash equivalents               (752,287)          (271,992)
   Cash and cash equivalents, beginning of period           824,207            291,604

   Cash and cash equivalents, end of period             $    71,920         $   19,612
                                                           ========           ========
   Supplemental cash flow disclosures:
     Interest paid                                       $  404,310         $        0
     Income taxes paid                                      190,866                  0

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

     The following unaudited pro forma summary information presents the consolidated results of Bull Run's operations for the nine months ended September 30, 1995 and for the three months and nine months ended September 30, 1994 as if the Merger and the investments in CSP and Host had occurred on January 1, 1994, after giving effect to certain adjustments, including elimination of Merger expenses, amortization of goodwill, elimination of equity in earnings of Datasouth, pro forma effects of Gray Communications Systems, Inc. ("Gray")'s business acquisitions during 1994, and related income tax effects:



                                    Nine Months    Three Months    Nine Months
                                        Ended           Ended         Ended
                                   Sept. 30, 1995  Sept. 30, 1994 Sept. 30, 1994

Revenue from printer operations     $20,668,000     $5,457,000     $14,825,000
Other operating revenue                 436,000        161,000         309,000
Net income                              709,000        325,000         369,000
Earnings per share                        $ .03          $ .01           $ .02

                            BULL RUN CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


3. Inventories associated with the printer operations consist of the following:

                                            September 30,   December 31,
                                                 1995           1994

   Raw materials                              $2,894,397      $1,783,408
   Work-in-process                               765,599         644,052
   Finished goods                                762,534         181,390
                                              $4,422,530      $2,608,850
                                               =========       =========

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

5. Prior to the Merger, Bull Run's 43.6% investment in Datasouth common stock was accounted for by the equity method. Since November 30, 1994 (the day after the effective date of the Merger), Bull Run has accounted for its investment in Gray common stock, which was previously owned by Datasouth, by the equity method. Based in Albany, Georgia, Gray owns:
   (i) three VHF NBC-affiliated television stations, (ii) two UHF, CBS-affiliated television stations, (iii) a daily newspaper, (iv) two five day a week newspapers and (v) seven area advertising weekly shoppers. The excess of Bull Run's investment over the underlying equity of Gray is being amortized over forty years. The amortization is reported as a reduction in Bull Run's equity in earnings of affiliated companies. During the nine months ended September 30, 1995, Bull Run acquired additional shares of Gray common stock for $1,455,000. As of September 30, 1995, Bull Run owned 26.8% of the outstanding shares of Gray common stock.

   Since March 29, 1995 (the date Bull Run acquired its investment in
   CSP), Bull Run has accounted for its investments in CSP and Host by the equity method.

   Summarized operating results of affiliated companies for the three months and nine months ended September 30, 1995 are as follows:

                                     Three Months Ended    Nine Months Ended
                                     September 30, 1995    September 30, 1995

     Operating revenue                  $26,785,000            $73,006,000
     Income from operations               2,713,000              8,620,000
     Net income                             716,000              2,149,000

6. Earnings (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period, computed in accordance with the treasury stock method.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

           CONDITION AND RESULTS OF OPERATIONS



 Results of Operations


 Datasouth's printer operations contributed $6,097,000 in revenue for the quarter and $20,668,000 for the nine months ended September 30, 1995, with a gross profit of 30.2% and 30.4%, respectively. Datasouth's revenue, which was $5,457,000 for the quarter ended September 30, 1994 and $14,825,000 for the nine months ended September 30, 1994, is not included in Bull Run's consolidated financial statements prior to November 29, 1994, the date of the Merger. Datasouth's increase in revenue from the same period last year was largely attributable to an increase in printer sales to the SABRE Travel Information Network ("SABRE"), a division of American Airlines, to approximately $1.7 million for the third quarter and $6.4 million for the first nine months of 1995 from $1.1 million for the third quarter and $2.5 million for the first nine months of 1994. Total finished product sales to Datasouth's major account customers, which consist of SABRE and other end users and original equipment manufacturers, were $2.3 million and $9.4 million for the quarter and nine months ended September 30, 1995, respectively, and $2.4 million and $5.4 million for the same respective periods of 1994. Finished product sales through Datasouth's network of distributors and resellers were $2.4 million and $7.0 million for the quarter and nine months ended September 30, 1995, respectively, and $1.8 million and $6.1 million for the same respective periods of 1994. Increases in finished product sales through all channels were a direct result of increases in unit sales of Documax, Datasouth's newest printer family, introduced in mid-1993. Datasouth's parts, accessories and service revenue also increased to $1.4 million in the third quarter and $4.3 million in the first nine months of 1995 from $1.3 million and $3.3 million, respectively, in 1994.


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

 Operating expenses were $1,523,000 for the quarter and $5,111,000 for the nine months ended September 30, 1995 compared to $159,000 and $479,000 for the same respective periods in 1994. The increase was due to the consolidation of Bull Run and Datasouth operating results in 1995, and the recognition in 1995 of goodwill amortization resulting from the Merger amounting to $77,000 for the third quarter and $232,000 for the year to date. Datasouth's operating expenses were $1,327,000 for the quarter and $3,885,000 for the nine months ended September 30, 1994.

 Equity in earnings of affiliated companies relates, in 1995, to Bull
 Run's investments in Gray, Host and CSP, and in 1994 (prior to November 29, 1994, the date of the Merger), to Bull Run's 43.6% investment in Datasouth.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS, continued





  Bull Run had interest expense, net of interest income, of $292,000 for the quarter and $643,000 for the nine months ended September 30, 1995 as a result of its $13.5 million term loans dated March 29, 1995, Datasouth's interest expense on its former $3 million bank term loan, and borrowings on its lines of credit.

  The effective income tax rate of 41% for the nine months ended
  September 30, 1995 exceeds the federal statutory rate of 34% due principally to nondeductible goodwill amortization and state income taxes. The income tax provision for the nine months ended September 30, 1994 was insignificant due to the utilization of tax net operating loss carryforwards.

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

  Bull Run invested an additional $1,455,000 in the nine months ended September 30, 1995 to purchase shares of Gray common stock, increasing its ownership to 26.8% of Gray's outstanding shares. Gray's common stock is traded on the New York Stock Exchange under the symbol "GCS".
  Bull Run has available lines of credit of $2,000,000 and $1,500,000, expiring April 30, 1996 and April 1, 1997, respectively. Bull Run anticipates that its current working capital, funds available under the lines of credit and cash flow from Datasouth's operations will be sufficient to fund its debt service and working capital requirements for at least the next twelve months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

  Bull Run's working capital was approximately $3.9 million as of September 30, 1995 and $4.8 million as of December 31, 1994. The decrease was primarily attributable to borrowings under its lines of credit to fund additional investments in Gray.

  In November 1994, Bull Run announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the quarter and nine months ended September 30, 1995, Bull Run repurchased 18,000 and 88,000 shares, respectively, of its common stock for approximately $54,000 and $207,000, respectively.

 PART II. OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K


 (a) Exhibits
           Exhibit 11 - Computation of Earnings (Loss) Per Share

 (b) Reports on Form 8-K
           None


                               SIGNATURES



 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BULL RUN CORPORATION


 Date: November 2, 1995      By: /s/ FREDERICK J. ERICKSON
                                 Frederick J. Erickson
                                 Vice President-Finance, Treasurer
                                 and Assistant Secretary


                              (Mr. Erickson is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)