Form 10KSB
period 1995-12-31
BULL RUN CORP
filed 1996-03-26
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number 0-9385

                              Bull Run Corporation
                 (Name of small business issuer in its charter)



                  Georgia                                                     91-1117599
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA                         30319
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:          (404) 266-8333

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         Total revenue for the issuer's most recent fiscal year was $27,153,000.

         The aggregate market value of the voting stock, held by nonaffiliates of the registrant (10,645,608 shares) on March 8, 1996 was $27,279,371, based on the NASDAQ National Market System closing price.

         As of March 8, 1996 there were 22,116,227 shares of Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:
          Documents                         Form 10-K Reference
          ---------                          -------------------
1995 Annual Report to Shareholders     Part I, Item 1 and Part II, Items 6 and 7
Proxy Statement dated March 20, 1996   Part III, Items 10, 11 and 12

                              BULL RUN CORPORATION

                                FORM 10-KSB INDEX

                                     PART I


                                                                                                  Page


Item 1.           Description of Business...................................................    3
Item 2.           Description of Property...................................................    7
Item 3.           Legal Proceedings.........................................................    8
Item 4.           Submission of Matters to a Vote of Security Holders.......................    8


                                     PART II


Item 5.           Market for Common Equity and  Related Stockholder Matters.................    8
Item 6.           Management's Discussion and Analysis or Plan of Operations................    8
Item 7.           Financial Statements......................................................    8
Item 8.           Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure...............................    9


                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                    Compliance With Section 16(a) of the Exchange Act.......................    9
Item 10.          Executive Compensation....................................................    9
Item 11.          Security Ownership of Certain Beneficial Owners
                   and Management...........................................................    9
Item 12.          Certain Relationships and Related Transactions............................    9


                                     PART IV


Item 13.          Exhibits and Reports on Form 8-K..........................................   10
                  Signatures................................................................   13



                                     PART I

Item 1.  Description of Business

General

         Bull Run Corporation ("Bull Run"), a Georgia corporation, was originally incorporated under the laws of the State of Washington under the name of Bull Run Gold Mines, Ltd. Bull Run changed its name and state of incorporation effective December 22, 1992, and relocated its corporate offices to Atlanta. Bull Run was a mineral resource company which had been engaged in the business of developing and mining in Nevada through a joint venture with another mining company. Bull Run sold its interest in the joint venture in November 1990 for, among other things, $6,000,000 in cash and the discharge of its outstanding debt related to the joint venture.

         In April 1993, Bull Run purchased approximately 43.6% of the outstanding shares of common stock of Datasouth Computer Corporation ("Datasouth"). On November 29, 1994, the merger (the "Merger") of Datasouth into BRC Acquisition Corporation ("BRC"), a newly-formed, wholly-owned subsidiary of Bull Run, was consummated. Under the terms of the Merger, each outstanding share of common stock of Datasouth (other than shares owned by Bull Run, which were cancelled) was converted into the right to receive three shares of common stock, par value $.01 per share ("Common Stock"), of Bull Run. Immediately following the Merger, BRC changed its name to Datasouth Computer Corporation (also referred to as "Datasouth"). Bull Run's investment in Datasouth was accounted for under the equity method from May 1, 1993 through November 29, 1994. Since the Merger, Datasouth has operated as a wholly-owned subsidiary of Bull Run.

         Datasouth, located in Charlotte, North Carolina, designs, manufactures, markets, and supports heavy-duty printers used primarily with multi-user micro, mini and mainframe computers for heavy-duty, print-intensive applications. Datasouth sells its products worldwide through distributors and value-added resellers, and directly to large volume major accounts. Founded in 1977, Datasouth has sold more than 220,000 printers.

         In May 1993, Datasouth acquired for approximately $11,100,000 common stock of Gray Communications Systems, Inc. ("Gray"), constituting approximately 21% of Gray's outstanding shares. In 1994, Datasouth purchased additional Gray common stock for $969,000 and in 1995, acquired additional shares for $1,930,000 thereby increasing its interest in Gray to 27.3% of the outstanding shares as of December 31, 1995. Based in Albany, Georgia, Gray operates: (i) three VHF, NBC-affiliated television stations - WALB-TV in Albany, Georgia; WJHG-TV in Panama City, Florida; and KTVE-TV in Monroe, Louisiana; (ii) two UHF, CBS-affiliated television stations which were acquired by Gray in September 1994
- WKYT-TV in Lexington, Kentucky and WYMT-TV in Hazard, Kentucky; and (iii) a VHF, CBS-affiliated television station, WRDW-TV in Augusta, Georgia, which was acquired by Gray in January 1996. Gray also operates three daily newspapers: (i) The Albany Herald in Albany, Georgia; (ii) The Rockdale Citizen in Conyers, Georgia, acquired by Gray in May 1994; and (iii) The Gwinnett Post-Tribune in Lawrenceville, Georgia, acquired in January 1995; as well as four advertising weekly shoppers in Southwest Georgia and North Florida. In December 1995, Gray executed a definitive agreement to purchase the assets of WCTV-TV, a VHF, CBS-affiliated television station in Tallahassee, Florida and WKXT-TV, a VHF,
CBS-affiliated television station in Knoxville, Tennessee, as well as a communications and paging business operating in certain parts of the southeastern United States. The transaction is expected to close by September 1996. J. Mack Robinson, Chairman of the Board of Bull Run, Robert S. Prather, Jr., President and a director of Bull Run, and Hilton Howell, Vice President, Secretary and a director of Bull Run, are members of Gray's Board of Directors.

         In March 1995, Bull Run acquired, principally from General Electric Capital Corporation, 50% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP") for a total purchase price of approximately $9.7 million. CSP's assets consist of 50,000 shares of 8% cumulative preferred stock (representing all of the outstanding preferred stock) and warrants to purchase 447,002 shares of common stock (representing approximately 48% of the outstanding shares assuming conversion of the warrants) of Host Communications, Inc. ("Host"). The warrants have a negligible exercise price. During 1995, Bull Run also acquired approximately 8.7% of Host's currently outstanding common stock for approximately $1,177,000. Host is a collegiate sports marketing company, producing sports publications, syndicating radio and television broadcasts, and producing audio/video marketing presentations.

         In November 1995, Bull Run purchased, for $650,000, 65 shares of convertible preferred stock of University Sports America, Inc. ("USA"), representing 13.3% of USA's outstanding preferred shares. The preferred stock owned by Bull Run is convertible into 65 shares of USA common stock, representing approximately 3% of the outstanding common shares after giving effect to such conversion. USA is a newly-formed entity which markets and operates participatory sports events and provides collegiate sports marketing services. Host owns approximately 33.8% of USA's outstanding common stock, which Host received in exchange for its contribution to USA of certain of Host's collegiate sports marketing business.

         In January 1996, Bull Run entered into a Note Purchase Agreement with Gray pursuant to which Bull Run purchased an 8% Subordinated Note issued by Gray in the principal amount of $10,000,000 due in January 2005, with interest payable quarterly beginning March 31, 1996. In connection with the Note Purchase Agreement, Gray issued to Bull Run warrants to purchase up to 487,500 shares of Gray common stock at $17.88 per share, warrants for 300,000 shares of which are fully vested, with the remaining warrants vesting in five annual installments of 37,500 shares each beginning January 3, 1997, assuming the 8% Subordinated Note remains outstanding. Vested warrants are exercisable after January 3, 1998 and expire in January 2006. The note is subordinated to Gray's outstanding debt to a bank and an institutional lender (collectively, "Senior Debt"), and any debt refinancing or modifying Gray's Senior Debt. Bull Run financed the loan with a $10,000,000 increase in its outstanding long-term borrowings from a bank.

Principal Products and Markets

         The market for Datasouth's products is directly related to the market for micro, mini and mainframe computers, because most computer systems include one or more printers. Datasouth's impact printers compete in the medium and high speed (i.e., 300 to 600 characters per second, or "cps") serial impact dot matrix printer markets. Datasouth provides dot matrix printers for use in applications where reliability, high duty cycles and/or thick forms printing are required, such as in the printing of invoices, packing lists, hospital admission forms, airline tickets, labels and checks, as well as data processing reports and spreadsheets. Datasouth's dot matrix products distinguish themselves from many lower priced printers in their ability to print forms and reports as thick as nine parts and to withstand rugged duty cycles. Datasouth's business is not seasonal to any significant degree.

         Datasouth currently manufactures three dot matrix product families: the Documax(TM), the Performax and the XL line. Documax(TM), a heavy-duty dot matrix printer designed to provide maximum forms printing capabilities in a minimum amount of space, was introduced in April 1993. Documax(TM) is a narrow carriage printer intended for printing on demand industry specific documents such as hotel bills, patient admissions/discharge forms, airline tickets, packing slips and invoices. A multipath printer for multipart forms, Documax(TM) offers a dual-tractor feature which allows the operator to switch automatically from one form to another. The original Documax(TM) versions print at speeds up to 333 cps and generate bar codes, OCR and industrial graphics as well. In 1995, Datasouth introduced a 600 cps version of Documax(TM), with shipments scheduled to begin in 1996. The Performax line is a family of high speed serial impact dot matrix printers which operate at speeds up to 622 cps. A number of different print styles and sizes may be selected depending on the application. Performax can print on multipart forms having up to six parts and has a demand document feature to allow immediate tear-off of each form as it is printed. The XL line is a family of medium speed serial impact dot matrix printers which operate at speeds ranging from 300 to 400 cps. It replaced Datasouth's DS line of medium speed serial impact dot matrix printers, which was discontinued in 1992.

         In 1994, Datasouth introduced the "FreeLiner(TM)," its first line of portable thermal printers.

The FreeLiner(TM) printer is used primarily for printing one label at a time for various applications, such as packing and shipping labels. This line of printers uses a new label stock which has no silicone coated liner. The "linerfree" stock offers several advantages over conventional liner-backed labels, including more printable labels per roll, superior print image and durability and elimination of label liner waste. The "linerfree" stock also generally has a lower overall cost than conventional label stock. Delivery of the FreeLiner(TM) printer began in October 1994. Datasouth commenced shipments of a desktop version of the printer, the "FreeLiner(TM) DT" in 1995.

         In 1995, Datasouth announced the "WinLiner," its first internally developed and manufactured thermal printer, a portable 2-inch wide printer targeted at label and receipt applications. Datasouth expects to begin shipping WinLiner units, which also take advantage of Datasouth's "linerfree" label adaptations, in 1996.

Competition

         Competition in the computer printer industry is generally quite intense and some of Datasouth's competitors have greater financial and other resources than Bull Run. As the printer market continues to segment by speed, applications and technology, Bull Run believes its dot matrix products to be competitive in the medium and high speed serial impact dot matrix printer markets for applications requiring high performance output of text, graphics and bar codes, and believes that its thermal printer products to be competitive in the portable and desktop thermal printer markets. Bull Run believes that Datasouth's products do not generally compete in "mass market" dot matrix and thermal printer applications, but are focused in industrial vertical markets often avoided by large Japanese and domestic printer manufacturers due to their size and the size of the overall market.

Manufacturing and Quality Control

         Datasouth's manufacturing operation assembles products in accordance with its designs and specifications. It utilizes components and sub-assemblies procured from outside suppliers, some of which produce parts from tooling designed and owned by Datasouth. Most of the materials, components and subassemblies are available from a variety of sources and are generally not subject to significant price volatility. Although Datasouth has not experienced any significant problems in obtaining materials, components or subassemblies, future shortages could result in production delays which would adversely affect its business.

         Datasouth's approach to product design reflects an awareness of the practical aspects of manufacturing high quality products. Commonality of components and subassemblies across product lines provides efficiencies in quality control, productivity, material cost and inventory control. Datasouth verifies the quality of its products by thorough testing at various stages of the assembly process.

         Datasouth's production scheduling methodology makes use of Just-In-Time manufacturing techniques, whereby final unit configuration is scheduled each day -- not weeks or months in advance -- to meet changing order requirements. All assemblies and raw materials are pulled through to replenish stock consumed, thereby eliminating unnecessary inventories and scheduling. After configuration, the units are burned-in and are available for shipment within 24 hours. As a result, the product mix can be altered within hours, allowing Datasouth to quote delivery in a much shorter period than many of its competitors. In addition, Datasouth utilizes automated component insertion, wave soldering and automated test equipment to reduce labor costs while maintaining high quality.

Warranty and Service

         Datasouth generally warrants its printers against defects in workmanship for one year. In addition to providing in-house depot repair service, distributors and national third party service organizations provide on-site repair under service contracts. Datasouth has a technical support staff accessible to all customers through a toll-free hotline.

         Datasouth's warranty experience over the past three years has ranged from approximately .3% to .4% of revenue. Total warranty expense for 1995, 1994 and 1993 was $73,000, $78,000 $66,000, respectively.

Sales and Distribution

         Datasouth sells its printers through an international network of approximately 60 independent distributors and directly to large volume major accounts, which consist of end-users and original equipment manufacturers. During 1995, finished product sales to distributors represented 35% of total revenue, and finished product sales to major accounts represented 44%, compared to 40% and 38% in 1994, respectively.

         Datasouth's distributors typically operate in nonexclusive territories on a local, regional, national or international basis. The distributors carry complementary lines of computers and peripheral products and may carry products competitive with Datasouth's products. They sell principally to large industrial companies, hospitals, banks, government agencies and educational institutions.

         In 1993, Datasouth began to supply Documax(TM) printers to SABRE, a division of American Airlines under a five year contract. The contract is, however, cancelable at any time by American Airlines. Moreover, American Airlines is under no contractual obligation to purchase any minimum number of printers from Datasouth during the term of the contract. Sales to American Airlines aggregated approximately $7,800,000 in 1995 and $4,800,000 in 1994, representing 30% and 22% of Datasouth's total sales, respectively. For November 30, 1994 through December 31, 1994 (i.e., the 1994 period in which Datasouth's results were consolidated with Bull Run's), sales to American Airlines aggregated approximately $940,000, representing 34% of total operating revenue.

         Datasouth intends to continue pursuing aggressively new major account business in 1996, while maintaining and strengthening relationships with key distributors.

Backlog

         Datasouth sells its products to its customers pursuant to cancelable purchase orders and, accordingly, does not require firm quantity commitments. Datasouth's customers generally issue cancelable purchase orders with short delivery lead times. The time lapse between receipt of a purchase order and shipment of printers generally ranges from one to 90 days. For this reason, Datasouth's production schedule is based substantially on anticipated releases, and management does not regard the backlog of purchase orders at any one time to be indicative of future trends in its revenue.

         As of December 31, 1995, Datasouth had unfilled cancelable purchase orders with an aggregate selling price of approximately $755,000, compared with $3,150,000 and $1,688,000 as of December 31, 1994 and 1993, respectively.

Advertising and Promotion

         Datasouth   participates   in   numerous   regional,    national,   and
international trade shows and actively promotes its products through direct mail, telemarketing and co-op advertising arrangements with distributors. Datasouth also advertises its products in publications such as "PC Week", "Automatic ID News" and "Network Computing". Advertising costs were approximately $198,000 and $244,000 in 1995 and 1994, respectively. For the 1994 period in which Datasouth's results were consolidated with Bull Run's (i.e. November 30, 1994 to December 31, 1994), advertising costs were insignificant.

Research and Development

         Datasouth employs over 20 engineers, technicians and support personnel to engage in basic and applied research. In 1996, Datasouth released a new 600 cps version of its Documax(TM) printer, and plans to release an internally-developed portable thermal printer, the "WinLiner." Current engineering efforts are focused on enhancement of existing products to expand market penetration, customization of existing products to meet special printing applications for specific customer needs, and development of new thermal printers to complement those introduced by Datasouth in 1995 and 1996. New markets and technology are also being explored in conjunction with strategic business partners where Datasouth can conceivably add value through design, manufacturing or distribution capabilities.

         Total research and development expense incurred by Datasouth was $1,872,000, $1,515,000 and $1,735,000 in 1995, 1994 and 1993, respectively. For the 1994 period in which Datasouth's results were consolidated with Bull Run's (i.e. November 30, 1994 to December 31, 1994), research and development expense was $140,000.

Patents, Trademarks and Related Contracts

         Datasouth's business is not dependent upon the existence of any patents, trademarks or related contracts.

Employees

         As of December 31, 1995, Bull Run had 130 full-time employees, most of whom were located at Datasouth's administrative and manufacturing facility in Charlotte, North Carolina. No employees are subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management believes that its relationship with employees is good.

Export Sales

         Datasouth sales to non-domestic customers, located principally in Western Europe, Southeast Asia and Mexico, totaled approximately $2,361,000 in 1995, $1,700,000 in 1994 and $998,000 in 1993. For the 1994 period in which
Datasouth's results were consolidated with Bull Run's (i.e., November 30, 1994 to December 31, 1994), such sales were $209,000.

Item 2.  Description of Property

         Bull Run's executive offices are located in Atlanta, Georgia in approximately 2,000 square feet of office space leased from Delta Life Insurance Company, an affiliate of J. Mack Robinson, Chairman of the Board of Bull Run. The lease expires on December 31, 2002, subject to several renewal options on the part of Bull Run. Bull Run anticipates that its current office space will be suitable for its anticipated needs for the foreseeable future.

         Datasouth's administrative offices and operations are located in Charlotte, North Carolina in approximately 60,000 square feet of fully-utilized leased facilities. Although present facilities are suitable and adequate for its current needs, Datasouth owns approximately eight acres of land contiguous to its main facility for future expansion, if necessary. Datasouth's main administrative and manufacturing facility is leased through 1998 having a three year renewal option, and additional office and warehousing space is leased through 1997.

         Following the sale of Bull Run's interest in the gold mining joint venture, Bull Run retained a two and one-half percent net smelter royalty on production outside of the recoverable reserves previously identified at the joint venture's property. Bull Run earned royalty income of approximately $2,000 in 1995 and $223,000 in 1994 relating to gold processed in those years. Bull Run believes that gold mined but not processed as of December 31, 1995 is insignificant, therefore Bull Run does not anticipate that it will receive any material amount of royalty income for the foreseeable future. The amount of royalty income, if any, to be received by Bull Run in the future will be dependent solely on factors outside the control of Bull Run, including the price of gold and the costs of mining and processing gold from the property.

Item 3.  Legal Proceedings

         Bull Run is not currently a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

         The Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "BULL." The following table sets forth for each period indicated the high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market System. Such prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions.

                   1994                         High             Low
                  First Quarter                 1.91             1.25
                  Second Quarter                1.81             1.19
                  Third Quarter                 1.69             1.28
                  Fourth Quarter                1.88             1.38

                  1995
                  First Quarter                 2.56             1.63
                  Second Quarter                3.19             2.03
                  Third Quarter                 4.25             2.75
                  Fourth Quarter                3.94             2.56


Holders

         As of March 8,  1996,  there  were 3,257 holders  of record of Common
Stock.

Dividends

         It is the present policy of Bull Run's Board of Directors to retain all earnings to finance the development and growth of Bull Run's businesses. Bull Run has never declared or paid a cash dividend on its Common Stock. Bull Run's future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant factors.

Item 6.  Management's Discussion and Analysis or Plan of Operations
         The information required by this item is set forth under the captions "Bull Run Corporation Management's Discussion and Analysis" and "Datasouth Computer Corporation - Management's Discussion and Analysis" on pages 16, 17 and 29 in the Company's 1995 Annual Report, which is incorporated herein by reference.

Item 7.  Financial Statements and Supplementary Data

         The financial statements required by this item are set forth on pages 18 through 27 and pages 30 through 32 in the Company's 1995 Annual Report, and the supplementary data required by this item is set forth under the caption "Selected Quarterly Financial Data (Unaudited)" on pages 9 and 28 in the Company's 1995 Annual Report, which is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

         Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Except for the information stated below, the information required by this item is set forth under the caption "Election of Directors - General" on page 3, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 7 of the Company's Proxy Statement dated March 20, 1996, which is incorporated herein by reference.

         In addition to Messrs. Prather, Howell and Robinson listed above, Bull Run has the following executive officer:

FREDERICK J. ERICKSON, 37, has been Vice President - Finance, Treasurer and Chief Financial Officer of Bull Run since 1994 and has been Vice President - Finance & Administration, Chief Financial Officer, Treasurer and Secretary of Datasouth since 1993. He was employed by Coopers & Lybrand from 1981 to 1993 as a certified public accountant.


Item 10.  Executive Compensation

         The information required by this item is set forth under the captions "Executive Compensation", "Long Term Incentive Plans", "Employee Incentive Plans" and "Employment Arrangements" on pages 5 through 6 of the Company's Proxy Statement dated March 20, 1996, which is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is set forth under the caption "Election of Directors" on pages 3 through 4 of the Company's Proxy Statement dated March 20, 1996, which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" on page 7 of the Company's Proxy Statement dated March 20, 1996, which is incorporated herein by reference.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      List of Documents filed as part of this Report

         (1)     Financial Statements and Related Independent Auditors' Reports:

                 The following consolidated financial statements of Bull Run Corporation and Independent Auditors' Report are incorporated by reference in Item 7 from the Bull Run Corporation 1995 Annual Report:
                           Independent  Auditors'  Report
                           Consolidated Balance Sheets as of December 31, 1995
                                   and 1994
                           Consolidated  Statements  of Income for the
                                   years ended December 31, 1995, 1994 and 1993
                           Consolidated Statements of  Stockholders'
                                  Equity for the years ended December 31, 1995, 1994 and 1993
                           Consolidated  Statements  of Cash Flows for the years
                                  ended December 31, 1995, 1994 and 1993
                           Notes to Consolidated Financial Statements
                           Supplementary Data, Selected Quarterly Financial Data
                                  (Unaudited)
                 The following consolidated financial statements of Datasouth Computer Corporation and Independent Auditors' Report are incorporated by reference in Item 7 from the Bull Run Corporation 1995 Annual Report:
                           Consolidated  Statements  of  Income  for the  period
                                 January 1, 1994 through November 29, 1994 and the year ended December 31, 1993
                           Consolidated  Statements of Cash Flows for the period
                                 January 1, 1994 through November 29, 1994 and the year ended December 31, 1993
                           Notes to Consolidated Financial Statements
                           Supplementary Data, Selected Quarterly Financial Data
                                 (Unaudited)

                 Independent Auditors' Report on the financial statements of Capital Sports Properties, Inc. as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 on page F-1 of this report

                 Independent Auditors' Report on the consolidated financial Statements of Host Communications, Inc. as of and for the years ended June 30, 1995 and 1994 on page F-2 of this report

         (2)     List of Executive Compensation Plans and Contracts

                           Employment Agreement - Robert S. Prather, Jr. Employment Agreement - James W. Busby
                           Employment Agreement - K. Nick Waller
                           Employment Agreement - Frederick J. Erickson
                           1994 Long Term Incentive Program
                           Non-Employee Directors' 1994 Stock Option Plan Datasouth Employee Incentive Plan



         (3)     Exhibits
                                                                                                   Page Number or
                  Exhibit                                                                          Incorporation by
                  Numbers                         Description                                      Reference to
                   (2.1)            Agreement and Plan of Merger dated June 6, 1994                 (b)

                   (2.2)            Certificate of Merger of Datasouth Computer Corporation into
                                    Datasouth Computer Corporation (formerly, BRC Acquisition
                                    Corporation) dated November 29, 1994                            (b)

                   (3.1)            Articles of Incorporation                                       (b)

                   (3.2)            Certificate of Amendment to Articles of Incorporation, filed
                                    November 29, 1994                                               (b)

                   (3.3)            By-laws of the Registrant                                       (b)

                  (10.1)            Employment Agreement - Robert S. Prather, Jr.                   (c)

                  (10.2)            Employee Agreement - James W. Busby                             (e)

                  (10.3)            Employee Agreement - K. Nick Waller                             (e)

                  (10.4)            Employee Agreement - Frederick J. Erickson                      (e)

                  (10.5)            1994 Long Term Incentive Plan                                   (b)

                  (10.6)            Non-Employee Directors' 1994 Stock Option Plan                  (b)

                  (10.7)            1987 Non-Qualified Stock Option Plan                            (d)

                  (10.8)            Employee Incentive Plans                                         14

                  (10.9)            Lease Agreement between Delta Life Insurance Company and
                                    Bull Run dated as of January 1, 1993                            (a)

                  (10.10)           Lease Agreements between Hans L. Lengers and Datasouth
                                    Computer Corporation dated November 27, 1981                    (e)

                  (10.11)           Loan Agreement between Bull Run Corporation and Bank
                                    South, N.A., dated March 29, 1995                               (f)

                  (10.12)           Revolving Credit Note dated March 29, 1995                      (f)

                  (10.13)           First Modification of Loan Agreement between Bull Run
                                    Corporation and Bank South, N.A., dated January 3, 1996         (g)

                  (10.14)           First Term Note dated January 3, 1996                           (g)

                  (10.15)           Second Term Note dated January 3, 1996                          (g)

                  (10.16)           Note Purchase Agreement between Bull Run Corporation and
                                    Gray Communications Systems, Inc. dated January 3, 1996         (g)

                  (10.17)           8% Subordinated Note dated January 3, 1996                      (g)

                  (10.18)           Warrant to Purchase Common Stock dated January 3, 1996          (g)

                  (11)              Computation of Earnings per Share                               15

                  (13)              1995 Annual Report to Shareholders                              16

                  (21)              List of Subsidiaries of Registrant                              17

                  (23.1)            Consent of Ernst & Young LLP                                    18

                  (23.2)            Consent of KPMG Peat Marwick LLP                                19






                  (23.3)            Consent of KPMG Peat Marwick LLP                                20

                  (27)              Financial Data Schedule

                  (99)              Proxy Statement dated March 20, 1996                            21




(a) Exhibit to Form 10-KSB Annual Report for the year ended December 31, 1992 (Commission file number 0-9385)
(b) Exhibit  to  Form  S-4,  Registration Statement, effective November 3, 1994
(c) Exhibit to Form 10-KSB Annual Report for the year ended December 31, 1993 (Commission file number 0-9385)
(d) Exhibit to Form 10-K Annual  Report for the year ended  December  31, 1988
(e) Exhibit to Form 10-KSB Annual Report for the year ended December 31, 1994 (Commission file number 0-9385)
(f) Exhibit to Form 8-K Current Report dated as of March 29, 1995 (Commission file number 0-9385)
(g) Exhibit to Form 8-K Current Report dated as of January 3, 1996 (Commission file number 0-9385)


(b)      Reports on Form 8-K

         Bull Run filed a Current Report on Form 8-K dated as of January 3, 1996 in connection with the following: (i) a modification in its Note Agreement with a bank increasing the outstanding borrowings under two term notes from $13,500,000 to $23,500,000, and (ii) the execution of a Note Purchase Agreement with Gray pursuant to which Bull Run purchased a $10,000,000 8% Subordinated Note due in January 2005, which additionally provided Bull Run warrants to purchase up to 487,500 shares of Gray common stock at approximately $17.88 per share under certain conditions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1996.


                                       BULL RUN CORPORATION

                                       BY:   /s/ Robert S. Prather, Jr.
                                                        Robert S. Prather, Jr.
                                                        President



         Signature                     Title                         Date


/s/ Robert S. Prather, Jr.        President and Director        MARCH 25, 1996
    Robert S. Prather, Jr.        (Principal Executive
                                  Officer)

/s/ Gerald N. Agranoff            Director                      MARCH 25, 1996
    Gerald N. Agranoff


/s/ James W. Busby                Director                      MARCH 25, 1996
   James W. Busby


/s/ Frederick J. Erickson         Vice President and            MARCH 25, 1996
   Frederick J. Erickson          Treasurer
                                  (Principal Accounting
                                  and Financial Officer)



/s/ Hilton H. Howell, Jr.         Vice President,               MARCH 25, 1996
   Hilton H. Howell, Jr.          Secretary and Director


/s/ Alex C. Ritchie               Director                      MARCH 25, 1996
    Alex C. Ritchie


/s/ J. Mack Robinson              Director                      MARCH 25, 1996
    J. Mack Robinson

                          Independent Auditors' Report

The Board of Directors
Capital Sports Properties, Inc:

We have audited the balance sheets of Capital Sports Properties, Inc. as of December 31, 1995 and 1994, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Sports Properties, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                 /s/ KPMG Peat Marwick LLP
Stamford, Connecticut
February 12, 1996

KPMG Peat Marwick LLP
1600 PNC Center
201 East Fifth Street
Cincinnati, OH 45202

Dayton, OH
                           Independent Auditors' Report

The Board of Directors
Host Communications, Inc.:

We have audited the consolidated balance sheets of Host Communications, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended, not separately presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host
Communications, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                   /s/ KPMG Peat Marwick LLP

September 11, 1995