Form 10QSB
period 1996-03-31
BULL RUN CORP
filed 1996-05-10
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- -----
       ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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



Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,081,227 shares of Common Stock, par value $.01 per share, were outstanding as of May 3, 1996.

                          PART I. FINANCIAL INFORMATION

    ITEM I.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 March 31,                  December 31,
                                                                                   1996                         1995
                                ASSETS

   Current assets:
      Cash and cash equivalents............................................    $     67,649                 $    145,867
      Accounts receivable..................................................       4,518,740                    3,908,802
      Inventories..........................................................       3,523,598                    3,755,443
      Other................................................................         218,202                      184,793
                                                                               ------------                  -----------
           Total current assets............................................       8,328,189                    7,994,905
   Property and equipment, net.............................................       2,471,519                    2,511,686
   Investment in affiliated companies......................................      29,717,710                   29,246,010
   Note receivable from affiliated company.................................      10,000,000
   Goodwill................................................................       4,236,302                    4,313,783
   Other assets............................................................         302,939                      234,020
                                                                               ------------                  -----------

                                                                                $55,056,659                  $44,300,404
                                                                                ===========                  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Note payable.........................................................$                                $  1,285,000
      Accounts payable.....................................................       2,073,921                    1,590,659
      Accrued and other liabilities:
         Employee compensation and related taxes...........................         382,710                      569,209
         Interest..........................................................         416,730                      101,125
         Income taxes......................................................          24,406                      393,227
         Other.............................................................         321,309                      316,986
                                                                               ------------                 ------------
           Total current liabilities.......................................       3,219,076                    4,256,206
                                                                                -----------                  -----------
   Long-term debt..........................................................      26,825,795                   14,895,600
                                                                                 ----------                  -----------
   Deferred income taxes...................................................       1,069,732                    1,069,732
                                                                                -----------                  -----------

   Stockholders' equity:
      Common stock ($.01 par value, authorized 100,000,000 shares; issued
         22,297,727 shares as of March 31, 1996 and 22,279,727 shares
         as of December 31, 1995)..........................................         222,977                      222,797
      Additional paid-in capital...........................................      20,518,182                   20,502,612
      Retained earnings....................................................       3,731,949                    3,683,091
      Treasury stock, at cost (200,500 shares as of
         March 31, 1996 and 123,000 shares as of
         December 31, 1995)................................................        (531,052)                    (329,634)
                                                                                -------------                -------------
            Total stockholders' equity.....................................      23,942,056                   24,078,866
                                                                                -----------                  -----------

                                                                                $55,056,659                  $44,300,404
                                                                                ===========                  ===========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                                             Three Months Ended March 31

                                                                     1996                              1995
                                                                     ----                              ----
   Revenue from printer operations..........................     $ 6,044,321                       $ 7,439,031
   Cost of goods sold.......................................       4,269,401                         5,160,829
                                                                 -----------                       -----------

   Gross profit.............................................       1,774,920                         2,278,202
                                                                 -----------                       -----------

   Other operating revenue:
      Consulting fees.......................................         366,674                            75,000
      Royalties.............................................           1,032                             8,833
                                                               -------------                    --------------
                                                                     367,706                            83,833
                                                                ------------                     -------------
   Operating expenses:
      Research and development..............................         454,661                           449,223
      Selling, general and administrative...................       1,325,927                         1,381,566
                                                                 -----------                      ------------
                                                                   1,780,588                         1,830,789
                                                                 -----------                      ------------

   Income from operations...................................         362,038                           531,246

   Other income (expense):
      Equity in earnings of affiliated
         companies..........................................          15,870                            21,392
      Interest, net.........................................        (283,949)                          (70,138)
                                                                  ------------                     -------------

   Income before income taxes...............................          93,959                           482,500

   Income tax provision.....................................          45,100                           214,985
                                                                ------------                       -----------

   Net income...............................................          48,859                           267,515

   Retained earnings, beginning of period...................       3,683,090                         2,960,025
                                                                 -----------                      ------------

   Retained earnings, end of period.........................     $ 3,731,949                       $ 3,227,540
                                                                 ===========                       ===========




   Earnings per share.......................................           $ .00                            $  .01

   Weighted average number of common
      shares outstanding....................................      23,113,055                        23,071,214


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended March 31
                                                                                       1996            1995
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net income ..................................................................   $     48,859    $    267,515
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
      Depreciation and amortization ............................................        251,974         265,869
      Equity in earnings of affiliated companies ...............................        (15,870)        (21,392)
      Change in operating assets and liabilities:
           Accounts receivable .................................................       (609,938)       (130,345)
           Inventories .........................................................        231,845        (890,500)
           Other current assets ................................................        (33,410)        (37,879)
           Accounts payable and accrued expenses ...............................        247,869         266,194
                                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......................        121,329        (280,538)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Capital expenditures ........................................................       (153,242)       (359,238)
   Investment in affiliated companies ..........................................       (480,663)    (10,835,366)
   Note purchased from affiliated company ......................................    (10,000,000)
   Dividends received from affiliated company ..................................         24,832          21,224
                                                                                   ------------    ------------
      Net cash used in investing activities ....................................    (10,609,073)    (11,173,380)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Borrowings on line of credit ................................................      2,872,000       1,162,750
   Repayments on line of credit ................................................     (2,330,000)       (906,000)
   Proceeds from long-term debt ................................................     10,103,195      13,500,000
   Repayments on long-term debt ................................................                     (3,000,000)
   Loan commitment fee .........................................................        (50,000)       (101,250)
   Repurchase of common stock ..................................................       (201,419)
   Exercise of incentive stock options .........................................         15,750
                                                                                   ------------    ------------
      Net cash provided by financing activities ................................     10,409,526      10,655,500
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................................        (78,218)       (798,418)
Cash and cash equivalents, beginning of period .................................        145,867         824,207
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $     67,649    $     25,789
                                                                                   ============    ============



Supplemental cash flow disclosures:
   Interest paid ...............................................................   $    160,389    $     86,387
   Income taxes paid ...........................................................        416,375         187,717



   See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-KSB of Bull Run Corporation ("Bull Run") for the year ended December 31, 1995.

 2. The accompanying condensed consolidated financial statements include the accounts of Bull Run and, since November 30, 1994, Datasouth
 Computer Corporation ("Datasouth"), after elimination of intercompany accounts and transactions. On November 29, 1994, Datasouth was merged
 (the "Merger") into, and currently operates as, a wholly-owned subsidiary of Bull Run. From April 29, 1993 through November 29, 1994,
 Bull Run owned 43.6% of the outstanding common stock of Datasouth.

 Bull Run, through Datasouth, owns approximately 27.2% of the outstanding common stock of Gray Communications Systems, Inc. ("Gray"). Since November 30, 1994 (the day after the effective date of the Merger), Bull Run has accounted for its investment in Gray common stock by the equity method. The excess of Bull Run's investment over the underlying equity of Gray is being amortized over forty years. The amortization is reported as a reduction in Bull Run's equity in earnings of affiliated companies. Bull Run recognized consulting fees of $365,000 and $75,000 in the three months ended March 31, 1996 and 1995, respectively, for services rendered in connection with Gray's acquisitions. As of March 31, 1996, income from additional consulting fees of $399,000 have been deferred and will be recognized as Gray amortizes goodwill associated with the acquisitions. Based in Albany, Georgia, Gray owns and operates three NBC and three CBS affiliated television stations, three newspapers and other print advertising publications. Gray is a party to a definitive agreement relating to the purchase by Gray of two additional television stations, a satellite broadcasting operation and a paging business. Gray is also a party to a non-binding letter of intent relating to the sale of one of its currently owned television stations.

 In January 1995, Bull Run acquired a 6.9% interest in the outstanding common stock of Host Communications, Inc. ("HCI") for $906,000. In March 1995, Bull Run acquired 50% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP") for approximately $9,700,000. CSP's assets consist of all of the outstanding HCI 8% Series B cumulative preferred stock with a stated value of $100 per share and warrants to purchase 447,002 shares of HCI common stock at $.01 per share. Since March 1995, Bull Run has acquired additional common shares of both HCI and CSP, effectively increasing its ownership in HCI to 9.4% of the currently outstanding common shares, and 29.7% of the "fully converted" total common shares. HCI provides media and marketing services to universities, athletic conferences and the National Collegiate Athletic Association ("NCAA"). Since March 1995, Bull Run has accounted for its investments in CSP and HCI

                              BULL RUN CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 by the equity method. Had the HCI and CSP investments occurred on January 1, 1995, management estimates that pro forma net income and earnings per share for the three months ended March 31, 1995 would have been approximately $161,000 and $.01, respectively, after giving effect to certain pro forma adjustments to reflect Bull Run's pro forma equity in earnings of HCI and CSP, interest expense associated with the acquisition financing and the related income tax effects.

 Aggregate operating results of affiliated companies (reflecting Gray and CSP for their three months ended March 31, 1996 and 1995, combined with HCI for its three months ended September 30, 1995 and 1994) are as follows:



                                                Three Months Ended   Three Months Ended
                                                   March 31, 1996      March 31, 1995
                                                    ------------        ------------
Operating revenue .................................$ 23,950,000         $ 19,736,000
Income from operations .............................  2,679,000            1,295,000
Net income (loss) ..................................    249,000             (145,000)


3. Inventories associated with the printer operations consist of the following:



                                                      March 31,           December 31,
                                                        1996                  1995
Raw materials ....................................   $2,347,503           $2,489,539
Work-in-process ..................................      634,843              617,397
Finished goods ...................................      541,252              648,507
                                                     ----------           ----------
                                                     $3,523,598           $3,755,443
                                                     ==========           ==========


4. In January 1996, Bull Run entered into a Note Purchase Agreement with Gray pursuant to which Bull Run purchased an 8% Subordinated Note (the
"8% Note") issued by Gray in the principal amount of $10,000,000 due in January 2005, with interest due quarterly beginning March 31, 1996.
In connection with the Note Purchase Agreement, Gray issued to Bull
Run warrants to purchase up to 487,500 shares of Gray common stock at approximately $17.88 per share. Warrants for 300,000 of the 487,500 shares are fully vested, with the remaining warrants vesting in five annual installments of 37,500 shares each beginning January 1997, assuming the 8% Note remains outstanding. Vested warrants become exercisable in January 1998 and expire in January 2006. The 8% Note is subordinated to Gray's outstanding debt to a bank and an institutional lender. Bull Run financed the purchase of the 8% Note with a $10,000,000 increase to its outstanding bank term loan borrowings in January 1996. Bull Run's bank term loans totaling $23,500,000 as of March 31, 1996, are payable in monthly installments of $200,000 beginning February 1999, and currently bear interest at the London
Interbank Offered Rate ("LIBOR"), plus 1.75%, which was 7.625% as of
March 31, 1996.

                              BULL RUN CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. On April 3, 1996, Datasouth entered into a Credit Agreement with a bank which provides for revolving loans of up to $3,000,000 through April 1999. At the borrower's discretion, certain loans under the Credit Agreement bear interest at LIBOR plus 2.25%, while other loans bear interest at the bank's prime rate. The Credit Agreement effectively replaced Datasouth's $3,000,000 line of credit, and as a result, the $1,827,000 outstanding under such line of credit as of March 31, 1996 has been classified as Long-Term Debt in the Condensed Consolidated Balance Sheet. As of December 31, 1995, $1,285,000 was outstanding under the line of credit.


6. The principal differences between the federal statutory tax rate of 34% and the effective tax rates of 48.0% and 44.6% for the three months ended March 31, 1996 and 1995, respectively, are nondeductible goodwill amortization and state income taxes.


7. In the first quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires recognition of impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of its adoption was not material.


8. Earnings per share is based on the weighted average number of shares of Bull Run common stock and common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Total revenue for the three months ended March 31, 1996, primarily from the printer operations of Datasouth Computer Corporation ("Datasouth"), a wholly-owned subsidiary of Bull Run Corporation ("Bull Run"), was $6,412,000, compared to $7,523,000 for the same period in 1995. Gross profit from the printer operations for the three months ended March 31, 1996 and 1995 was 29.4% and 30.6%, respectively. The decrease in revenue from 1995 was a result of several factors, including the impact on many of Datasouth's customers, primarily during January 1996, of extreme weather conditions and/or the federal government budget impasse, plus the combination of several large printer orders which contributed significantly to revenue in the first quarter of 1995. Sales to the SABRE Travel Information Network ("SABRE"), a division of American Airlines, were approximately $2.1 million for the three months ended March 31, 1996 as compared to approximately $2.3 million for the same period in 1995.

 Bull Run charged $500,000 in consulting fees during the three months ended March 31, 1996, payable in monthly installments, for management assistance to its 27.2%-owned investee, Gray Communications Systems, Inc. ("Gray"), relative to Gray's pending acquisition of two CBS-affiliated television stations, a satellite broadcasting operation and a paging business. As a result of Bull Run's equity ownership in Gray, consulting fee income of $135,000 of the $500,000 charged during the three months ended March 31, 1996 is required to be deferred to future periods for accounting purposes. As of March 31, 1996, total consulting fee income of $399,000 has been deferred for future recognition. Consulting fee income of $75,000 was recognized for the three months ended March 31, 1995 for management assistance in connection with Gray's acquisition of a newspaper publishing operation. While there can be no assurance that Bull Run will recognize any consulting fees in the future, Bull Run anticipates that additional fees will be recognized by the closing date of Gray's pending acquisition in connection with additional services provided relative to that transaction.

 Operating expenses of $1,781,000 for the three months ended March 31, 1996 represented a 3%, or $50,000, reduction in comparison with the same period last year. Operating expenses include goodwill amortization attributable to the Datasouth merger, amounting to $77,000 and $75,000 for the three months ended March 31, 1996 and 1995, respectively.

 Equity in earnings of affiliated companies, totaling $16,000 and $22,000 for the three months ended March 31, 1996 and 1995, respectively, included Bull Run's proportionate share of the earnings of Gray, Host Communications, Inc. and Capital Sports Properties, Inc., net of goodwill amortization totaling $107,000 and $86,000 for the respective periods.

 Interest expense, net of interest earned on an 8% Subordinated Note of Gray in the principal amount of $10,000,000 due in 2005 (the "8% Note"), totaling $284,000 for the three months ended March 31, 1996, resulted from the $23,500,000 term loans and borrowings on the revolving credit facilities. Net interest expense of $70,000 for the three months ended March 31, 1995 resulted from the initial $13,500,000 term loans entered into during March 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

 The principal differences between the federal statutory tax rate of 34% and the effective tax rates of 48.0% and 44.6% for the three months ended March 31, 1996 and 1995, respectively, are nondeductible goodwill amortization and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

 In January 1996, Bull Run entered into a Note Purchase Agreement with Gray pursuant to which Bull Run purchased the 8% Note, with interest receivable quarterly beginning March 31, 1996. The Note is subordinated to Gray's outstanding debt to a bank and an institutional lender. Bull Run financed the purchase with a $10,000,000 increase in its outstanding bank term loan borrowings. The bank term loans totaling $23,500,000 as of March 31, 1996 are payable in monthly installments of $200,000 beginning February 1999, and currently bear interest at the London Interbank Offered Rate ("LIBOR"), plus 1.75%, which was 7.625% as of March 31, 1996.

 Bull Run has a revolving bank credit facility providing up to $1,500,000 of available credit, expiring in April 1997, bearing interest at the bank's prime rate, which was 8.25% as of March 31, 1996. All available funds had been borrowed on this credit facility as of March 31, 1996.

 On April 3, 1996, Datasouth entered into a Credit Agreement with a bank which provides for revolving loans of up to $3,000,000 through April 1999, replacing its line of credit. At the borrower's discretion, certain loans under the Credit Agreement bear interest at LIBOR plus 2.25%, while other loans bear interest at the bank's prime rate. As of March 31, 1996, $1,827,000 was outstanding under the former line of credit.

 Bull Run's working capital was approximately $5.1 million as of March 31, 1996 and $3.7 million as of December 31, 1995. Of the $1.4 million increase, approximately $1.3 million was attributable to the refinancing of Datasouth's line of credit to a long-term arrangement.

 In November 1994, Bull Run announced that its Board of Directors had authorized the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the three months ended March 31, 1996, 77,500 shares were repurchased at a total cost of $201,000. In April 1996, Bull Run announced that its Board had reauthorized the repurchase of up to 2,000,000 shares, of which, Bull Run has repurchased a total of 225,500 shares at an average cost of $2.64 per share since the initial announcement in November 1994.

 Bull Run anticipates that its current working capital, funds available under the revolving credit facilities, interest income on the 8% Note and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next twelve months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

PART II.   OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits

                  Exhibit 10 -      $3,000,000 Credit Agreement between
                                            Datasouth Computer Corporation and
                                            Wachovia Bank of North Carolina,
                                            N.A. dated April 3, 1996
                  Exhibit 11 -      Computation of Earnings Per Share
                  Exhibit 27 -      Financial Data Schedule

     (b)  Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BULL RUN CORPORATION




Date:  May 9, 1996         By:      /s/ FREDERICK J. ERICKSON
                                    Frederick J. Erickson
                                    Vice President-Finance, Treasurer
                                    and Assistant Secretary

                                    (Mr. Erickson is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)