Form 10QSB
period 1996-06-30
BULL RUN CORP
filed 1996-08-01
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----
        ACT OF 1934

         For the quarterly period ended June 30, 1996

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

                                 (404) 266-8333
                           (Issuer's telephone number)



Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X    No
                                                      ---      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,959,227 shares of Common Stock, par value $.01 per share, were outstanding as of July 19, 1996.

                          PART I. FINANCIAL INFORMATION

Item I.   Financial Statements

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30,                 December 31,
                                                                                  1996                        1995

                                ASSETS

   Current assets:
      Cash and cash equivalents............................................   $     312,186                 $    145,867
      Accounts receivable..................................................       3,758,508                    3,908,802
      Inventories..........................................................       3,464,815                    3,755,443
      Refundable income taxes..............................................         111,416
      Other................................................................         182,235                      184,793
                                                                                -----------                   ----------
           Total current assets............................................       7,829,160                    7,994,905
   Property and equipment, net.............................................       2,366,883                    2,511,686
   Investment in affiliated companies......................................      30,037,180                   29,246,010
   Note receivable from affiliated company.................................      10,000,000
   Goodwill................................................................       4,158,821                    4,313,783
   Other assets............................................................         286,437                      234,020
                                                                                -----------                   ----------

                                                                               $ 54,678,481                 $ 44,300,404
                                                                                 ==========                   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Notes payable........................................................    $  1,498,795                 $  1,285,000
      Accounts payable.....................................................       1,818,615                    1,590,659
      Accrued and other liabilities:
         Employee compensation and related taxes...........................         323,690                      569,209
         Interest..........................................................         436,447                      101,125
         Income taxes......................................................                                      393,227
         Other.............................................................         258,806                      316,986
                                                                                -----------                  -----------
           Total current liabilities.......................................       4,336,353                    4,256,206
                                                                                 ----------                   ----------
   Long-term debt..........................................................      25,212,000                   14,895,600
                                                                                 ----------                   ----------
   Deferred income taxes...................................................       1,144,732                    1,069,732
                                                                                 ----------                   ----------

   Stockholders' equity:
      Common stock  ($.01  par  value,  authorized  100,000,000  shares;  issued
         22,309,727 shares as of June 30, 1996 and 22,279,727 shares
         as of December 31, 1995)..........................................         223,094                      222,797
      Additional paid-in capital...........................................      20,528,566                   20,502,612
      Retained earnings....................................................       3,828,854                    3,683,091
      Treasury stock, at cost (225,500 shares as of
         June 30, 1996 and 123,000 shares as of
         December 31, 1995)................................................        (595,118)                    (329,634)
                                                                                 ----------                   ----------
            Total stockholders' equity.....................................      23,985,396                   24,078,866
                                                                                 ----------                   ----------

                                                                               $ 54,678,481                 $ 44,300,404
                                                                                 ==========                   ==========

      See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (Unaudited)



                                                                       Three Months Ended                Six Months Ended
                                                                            June 30                           June 30
                                                                      -------------------                  -----------
                                                                     1996            1995             1996              1995
                                                                     ----            ----             ----              ----

     Revenue from printer operations........................     $ 5,810,464      $ 7,132,058     $11,854,785       $14,571,089
     Cost of goods sold.....................................       4,151,990        4,978,172       8,421,391        10,139,001
                                                                   ---------        ---------       ---------        ----------
             Gross profit...................................       1,658,474        2,153,886       3,433,394         4,432,088
                                                                   ---------        ---------       ---------         ---------

     Other operating revenue:
             Consulting fees................................           1,674         360,000          368,348           435,000
             Royalties......................................                                            1,032
                                                                  ----------       ---------       ----------         ---------
                                                                       1,674         360,000          369,380           435,000
                                                                  ----------        --------       ----------         ---------
     Operating expenses:
             Research and development.......................         382,338         459,015          836,999           908,238
             Selling, general and administrative............       1,096,481       1,298,519        2,422,408         2,680,085
                                                                   ---------       ---------        ---------         ---------
                                                                   1,478,819       1,757,534        3,259,407         3,588,323
                                                                   ---------       ---------        ---------         ---------

     Income from operations.................................         181,329         756,352          543,367         1,278,765

     Other income (expense):
             Equity in earnings of affiliated
                     companies..............................         316,950         198,661          332,820           220,053
             Interest, net..................................        (311,921)       (289,378)        (595,870)         (350,683)
                                                                   -----------     ----------       -----------       ----------

     Income before income taxes.............................         186,358         665,635          280,317         1,148,135

     Income tax provision...................................          89,453         289,279          134,554           504,264
                                                                   ---------       ---------       ----------        ----------

     Net income.............................................          96,905         376,356          145,763           643,871

     Retained earnings, beginning of period.................       3,731,949       3,227,540        3,683,091         2,960,025
                                                                   ---------       ---------        ---------         ---------

     Retained earnings, end of period.......................     $ 3,828,854     $ 3,603,896      $ 3,828,854       $ 3,603,896
                                                                   =========       =========        =========         =========





     Earnings per share.....................................          $  .00          $  .02           $  .01            $  .03

     Weighted average number of common
             shares outstanding.............................      23,083,978      23,183,262       23,099,180        23,131,497


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended June 30
                                                                                                  ------------------------
                                                                                               1996                           1995
                                                                                               ----                           ----

        Net income ...............................................................            $    145,763             $    643,871
        Adjustments to reconcile net income to net cash
                provided by operating activities:
             Depreciation and amortization .......................................                 496,970                  541,452
             Equity in earnings of affiliated companies ..........................                (332,820)                (220,053)
             Change in operating assets and liabilities:
                Accounts receivable ..............................................                 150,294                  390,719
                Inventories ......................................................                 290,628               (1,777,604)
                Other current assets .............................................                   2,558                 (103,942)
                Accounts payable and accrued expenses ............................                (245,064)                 755,856
                Deferred income taxes ............................................                  75,000
                                                                                              ------------             ------------
             Net cash provided by operating activities ...........................                 583,329                  230,299
                                                                                              ------------             ------------

Cash flows from investing activities:
        Sale of marketable securities ............................................                                          500,000
        Capital expenditures .....................................................                (199,622)                (546,065)
        Investment in affiliated companies .......................................                (483,182)             (12,094,539)
        Note purchased from affiliated company ...................................             (10,000,000)
        Dividends received from affiliated companies .............................                  24,832                   44,813
                                                                                              ------------             ------------
             Net cash used in investing activities ...............................             (10,657,972)             (12,095,791)
                                                                                              ------------             ------------

Cash flows from financing activities:
        Borrowings on revolving lines of credit ..................................               5,798,195                5,785,750
        Repayments on revolving lines of credit ..................................              (5,268,000)              (4,602,750)
        Proceeds from long-term debt .............................................              10,000,000               13,500,000
        Repayments on long-term debt .............................................                                       (3,000,000)
        Loan commitment fee ......................................................                 (50,000)                (101,250)
        Repurchase of common stock ...............................................                (265,484)                (153,134)
        Exercise of incentive stock options ......................................                  26,251                   22,750
                                                                                              ------------             ------------
             Net cash provided by financing activities ...........................              10,240,962               11,451,366
                                                                                              ------------             ------------

Net increase (decrease) in cash and cash equivalents .............................                 166,319                 (414,126)
Cash and cash equivalents, beginning of period ...................................                 145,867                  824,207
                                                                                              ------------             ------------

Cash and cash equivalents, end of period .........................................            $    312,186             $    410,081
                                                                                              ============             ============

Supplemental cash flow disclosures:
        Interest paid ............................................................            $    653,293             $     95,521
        Income taxes paid ........................................................                 566,650                  187,876


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


2. The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth"), after elimination of intercompany accounts and transactions.

          Bull Run, through Datasouth, owns approximately 27.1% of the outstanding common stock of Gray Communications Systems, Inc. ("Gray"). Bull Run accounts for its investment in Gray common stock by the equity method. The excess of Bull Run's investment over the underlying equity of Gray is being amortized over forty years. The amortization is reported as a reduction in Bull Run's equity in earnings of affiliated companies. Bull Run recognized consulting fees of $368,000 and $435,000 in the six months ended June 30, 1996 and 1995, respectively, for services rendered in connection with Gray's acquisitions. As of June 30, 1996, income from additional consulting fees of $397,000 has been deferred and will be recognized as Gray amortizes goodwill associated with the acquisitions over a forty year period. Based in Albany, Georgia, Gray owns and operates three NBC and three CBS affiliated television stations, three newspapers and other print advertising publications. Gray is a party to a definitive agreement relating to the purchase by Gray of two additional television stations, a satellite broadcasting operation and a paging business. Gray is also a party to an agreement relating to the sale of one of its currently owned television stations.

          In January 1995, Bull Run acquired a 6.9% interest in the outstanding common stock of Host Communications, Inc. ("HCI") for $906,000. In March 1995, Bull Run acquired 50% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP") for approximately $9,700,000. CSP's assets consist of all of the outstanding HCI 8% Series B cumulative preferred stock with a stated value of $100 per share and warrants to purchase 447,002 shares of HCI common stock at $.01 per share. Since March 1995, Bull Run has acquired additional common shares of both HCI and CSP, effectively increasing its ownership in HCI to 9.4% of the currently outstanding common shares, and 30.8% of the "fully converted" total common shares. HCI provides media and marketing services to universities, athletic conferences and the National Collegiate Athletic Association ("NCAA"). Bull Run has accounted for its investments in CSP and HCI by the equity method since
          March 1995. If the HCI and CSP investments had occurred on January 1, 1995, pro forma net income and earnings per share would have been approximately $537,000 and $.02, respectively, for the six months ended June 30, 1995, after giving effect to certain pro forma adjustments to reflect Bull Run's pro forma equity in earnings of HCI and CSP, interest expense associated with the

                              BULL RUN CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

          acquisition financing and the related income tax effects.

          Aggregate operating results of affiliated companies (reflecting Gray and CSP for their three months and six months ended June 30, 1996 and 1995, combined with HCI for its three months and six months ended December 31, 1995 and 1994) are as follows:

                                  Three Months Ended        Three Months Ended
                                       June 30, 1996             June 30, 1995
                                 -----------------------   ------------------
         Operating revenue                $25,409,000             $29,890,000
         Income from operations             4,634,000               4,695,000
         Net income                         1,348,000               1,966,000

                                   Six Months Ended          Six Months Ended
                                      June 30, 1996            June 30, 1995
                                  -----------------------   -----------------
         Operating revenue                   $49,359,000          $49,731,000
         Income from operations                7,312,000            5,981,000
         Net income                            1,597,000            2,571,000


3.       Inventories   associated   with   Datasouth's   printer   manufacturing
         operations consist of the following:

                                         June 30,                December 31,
                                          1996                    1995
                                  -----------------------   -----------------

                  Raw materials       $ 2,495,785               $ 2,489,539
                  Work-in-process         678,737                   617,397
                  Finished goods          290,293                   648,507
                                       ----------                ----------
                                      $ 3,464,815               $ 3,755,443
                                        =========                 =========


4. In January 1996, Bull Run entered into a Note Purchase Agreement with Gray pursuant to which Bull Run purchased an 8% Subordinated Note (the "8% Note") issued by Gray in the principal amount of $10,000,000 due in January 2005, with interest due quarterly. Through June 30, 1996, Bull Run has recognized $393,333 in interest income on the 8% Note. In connection with the Note Purchase Agreement, Gray issued to Bull Run warrants to purchase up to 487,500 shares of Gray common stock at approximately $17.88 per share. Warrants for 300,000 of the 487,500 shares are fully vested, with the remaining warrants vesting in five annual installments of 37,500 shares each beginning January 1997, assuming the 8% Note remains outstanding. Vested warrants become exercisable in January 1998 and expire in January 2006. The 8% Note is subordinated to Gray's outstanding debt to a bank and an institutional lender. Bull Run financed the purchase of the 8% Note with a $10,000,000 increase in its outstanding bank term loan borrowings in January 1996.

                              BULL RUN CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


5. On April 3, 1996, Datasouth entered into a Credit Agreement with a bank which provides for revolving loans of up to $3,000,000 through April 1999. At Datasouth's discretion, certain loans under the Credit Agreement bear interest at LIBOR plus 2.25%, while other loans bear interest at the bank's prime rate. As of December 31, 1995, $1,285,000 was outstanding under a line of credit replaced by the Credit Agreement.

          Bull Run also has a revolving credit facility providing for available borrowings of up to $1,500,000 until April 1, 1997, under which $1,498,795 has been borrowed as of June 30, 1996.


6. The principal differences between the federal statutory tax rate of 34% and the effective tax rates of 48.0% and 43.5% for the three months ended June 30, 1996 and 1995, respectively, and 48.0% and 43.9% for the six months ended June 30, 1996 and 1995, respectively, are nondeductible goodwill amortization and state income taxes.


7. Earnings per share is based on the weighted average number of shares of Bull Run common stock and common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Total revenue for the three months ended June 30, 1996, primarily from the printer manufacturing operations of Datasouth Computer Corporation ("Datasouth"), a wholly-owned subsidiary of Bull Run Corporation ("Bull Run"), was $5,810,000, compared to $7,132,000 for the same period in 1995. Gross profit for the three months ended June 30, 1996 and 1995 was 28.5% and 30.2% of printer revenue, respectively. Total revenue for the six months ended June 30, 1996 was $11,855,000, compared to $14,571,000 for the same period in 1995. Gross profit for the six months ended June 30, 1996 and 1995 was 29.0% and 30.4% of printer revenue, respectively.

          Revenue from printer operations was lower than the 1995 periods, which benefitted from strong orders from several key customers. For example, printer sales to The SABRE Group, Inc. ("SABRE"), an affiliate of American Airlines, were approximately $1.6 million for the three months and $3.7 million for the six months ended June 30, 1996, as compared to approximately $2.4 million and $4.7 million for the same respective periods in 1995. Also, printer sales to a large distributor were lower by $0.3 million for the three months and $0.9 million for the six months ended June 30, 1996, compared to the 1995 periods, due to a significant printer installation project by the distributor's customer maturing in late 1995. Short term revenue trends in the printer business fluctuate due to variable ordering patterns of these and other large customers. Despite this volatility, revenue from printer operations has been consistent over the past four successive quarters. During the quarter ended June 30, 1996, Datasouth began shipping two new products, a high speed version of the Documax dot matrix printer and the WinLiner, a portable thermal printer. Datasouth expects a gradually increasing contribution from these new products.

          Bull Run periodically charges consulting fees, payable in monthly installments, for management assistance to its 27.1%-owned investee, Gray Communications Systems, Inc. ("Gray"), relative to Gray's acquisition activities. No fees were charged during the three months ended June 30, 1996, however $500,000 was charged in the first quarter of 1996. As a result of Bull Run's 27.1% ownership of Gray, $135,000 of the $500,000 charged during the six months ended June 30, 1996 was deferred to future periods for accounting purposes. Deferred consulting fees, totaling $397,000 as of June 30, 1996, are currently recognized as income over forty years. In 1995, consulting fee income of $435,000 was recognized during the six months ended June 30, 1995 for management assistance in connection with Gray's acquisitions of a television station and a newspaper publishing operation. While there can be no assurance that Bull Run will recognize any consulting fees in the future, Bull Run anticipates that additional fees will be recognized by the closing date of Gray's pending acquisition of two television stations, a satellite broadcasting operation and a paging business, in connection with additional services provided relative to that transaction.

          Operating expenses of $1,479,000 for the three months and $3,259,000 for the six months ended June 30, 1996 represented a 16% and a 9% reduction, respectively, in comparison with the same periods last year, due to reductions in compensation expenses and certain general and administrative expenses. Operating expenses included goodwill amortization attributable to the Datasouth merger, amounting to approximately

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

$77,000 for each of the three month periods and $155,000 for each of the six month periods ended June 30, 1996 and 1995.

          Equity in earnings of  affiliated  companies,  totaling  $317,000  and
$199,000  for the three  months  ended  June 30,  1996 and  1995,  respectively, included Bull Run's proportionate share of the earnings of Gray, Host Communications, Inc. and Capital Sports Properties, Inc., net of goodwill amortization totaling $107,000 and $94,000 for the respective periods. Equity in earnings of affiliated companies totaled $333,000 and $220,000 for the six months ended June 30, 1996 and 1995, respectively, net of goodwill amortization totaling $214,000 and $180,000 for the respective periods.

          Interest expense, net of interest earned on an 8% Subordinated Note of Gray in the principal amount of $10,000,000 due in 2005 (the "8% Note"), totaling $312,000 for the three months and $596,000 for the six months ended June 30, 1996, resulted from the $23,500,000 term loans and borrowings on the Bull Run's revolving credit facilities. Net interest expense of $289,000 for the three months and $351,000 for the six months ended June 30, 1995 resulted from the initial $13,500,000 term loans entered into during March 1995, a $3,000,000 term loan which was replaced by the 8% Note and short-term borrowings on lines of credit and revolving credit facilities.

          The principal differences between the federal statutory tax rate of 34% and the effective tax rates of 48.0% and 43.5% for the three months ended June 30, 1996 and 1995, respectively, and 48.0% and 43.9% for the six months ended June 30, 1996 and 1995, respectively, are nondeductible goodwill amortization and state income taxes.

Liquidity and Capital Resources

          In January 1996, Bull Run purchased from Gray the 8% Note, with interest receivable quarterly beginning March 31, 1996. The 8% Note is subordinated to Gray's outstanding debt to a bank and an institutional lender. Bull Run financed the purchase with a $10,000,000 increase in its outstanding bank term loan borrowings. The bank term loans, totaling $23,500,000 as of June 30, 1996, are payable in monthly installments of $200,000 beginning February 1999, and currently bear interest at the London Interbank Offered Rate ("LIBOR"), plus 1.75%, which was 7.25% as of June 30, 1996.

          Bull Run has a revolving bank credit facility providing up to $1,500,000 of available credit, expiring in April 1997, bearing interest at the bank's prime rate, which was 8.25% as of June 30, 1996. Substantially all available funds had been borrowed on this credit facility as of June 30, 1996. In addition, Datasouth has a revolving bank credit facility providing for loans of up to $3,000,000 through April 1999, bearing interest principally at LIBOR plus 2.25%, which was 7.70% as of June 30, 1996. As of June 30, 1996, the outstanding balance of Datasouth's revolving credit facility was $1,712,000.

          Bull Run's total working capital of $3.5 million as of June 30, 1996 approximated total working capital as of December 31, 1995.

          In April 1996, Bull Run announced that its Board of Directors had reauthorized the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the six months ended June 30, 1996, 102,500 shares were repurchased at a total cost of $265,000. Subsequent to June 30, 1996, an additional 125,000 shares were repurchased at a total cost of $319,000. Bull Run has repurchased a total of 375,500 shares at an average cost of $2.60 per share since the initial Board authorization in November 1994.

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

PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of Bull Run's shareholders was held in Atlanta, Georgia on April 23, 1996. All of the proposals considered by shareholders were approved, as follows:

(1) Proposal to elect Gerald N. Agranoff, James W. Busby, Hilton H. Howell, Jr., Robert S. Prather, Jr., Alex C. Ritchie and J. Mack Robinson as directors until the next annual meeting of shareholders and until their successors have been elected and qualified:
                  For:                                             20,262,722
                  Withholding vote for at least one
                    nominee:                                           17,900

(2) Proposal to confirm the appointment of Ernst & Young LLP as Bull Run's independent public accountants for the year ending December 31, 1996:
                  For:                                             20,270,712
                  Against:                                             17,700
                  Abstain:                                             19,225

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits
                      Exhibit 11 - Computation of Earnings Per Share
                      Exhibit 27 - Financial Data Schedule

          (b)     Reports on Form 8-K
                      None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BULL RUN CORPORATION




Date:  July 30, 1996    By:  /s/ FREDERICK J. ERICKSON
                             -------------------------
                             Frederick J. Erickson
                             Vice President-Finance, Treasurer
                             and Assistant Secretary

                             (Mr. Erickson is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)