Form 10QSB/A
period 1996-03-31
BULL RUN CORP
filed 1996-11-13
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
FORM 10-QSB/A-1


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----
        ACT OF 1934

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

                          PART I. FINANCIAL INFORMATION

    ITEM I.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,                   December 31,
                                                                                  1996                          1995
                                ASSETS

   Current assets:
      Cash and cash equivalents............................................    $     67,649                 $    145,867
      Accounts receivable..................................................       4,518,740                    3,908,802
      Inventories..........................................................       3,523,598                    3,755,443
      Other................................................................         218,202                      184,793
                                                                               ------------                  -----------
           Total current assets............................................       8,328,189                    7,994,905
   Property and equipment, net.............................................       2,471,519                    2,511,686
   Investment in affiliated companies......................................      29,302,182                   29,246,010
   Note receivable from affiliated company.................................      10,000,000
   Goodwill................................................................       4,236,302                    4,313,783
   Other assets............................................................         302,939                      234,020
                                                                               ------------                  -----------

                                                                                $54,641,131                  $44,300,404
                                                                                ===========                  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Note payable.........................................................$                                $  1,285,000
      Accounts payable.....................................................       2,073,921                    1,590,659
      Accrued and other liabilities:
         Employee compensation and related taxes...........................         382,710                      569,209
         Interest..........................................................         416,730                      101,125
         Income taxes......................................................          24,406                      393,227
         Other.............................................................         321,309                      316,986
                                                                               ------------                 ------------
           Total current liabilities.......................................       3,219,076                    4,256,206
                                                                                -----------                  -----------
   Long-term debt..........................................................      26,825,795                   14,895,600
                                                                                 ----------                  -----------
   Deferred income taxes...................................................         928,452                    1,069,732
                                                                                -----------                  -----------

   Stockholders' equity:
      Common stock ($.01 par value, authorized 100,000,000 shares; issued
         22,297,727 shares as of March 31, 1996 and 22,279,727 shares
         as of December 31, 1995)..........................................         222,977                      222,797
      Additional paid-in capital...........................................      20,518,182                   20,502,612
      Retained earnings....................................................       3,457,701                    3,683,091
      Treasury stock, at cost (200,500 shares as of
         March 31, 1996 and 123,000 shares as of
         December 31, 1995)................................................        (531,052)                    (329,634)
                                                                                -----------                   ----------
            Total stockholders' equity.....................................      23,667,808                   24,078,866
                                                                                -----------                  -----------

                                                                                $54,641,131                  $44,300,404
                                                                                ===========                  ===========

      See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31
                                                                     1996                              1995

   Revenue from printer operations..........................     $ 6,044,321                       $ 7,439,031
   Cost of goods sold.......................................       4,269,401                         5,160,829
                                                                 -----------                       -----------

   Gross profit.............................................       1,774,920                         2,278,202
                                                                 -----------                       -----------

   Other operating revenue:
      Consulting fees.......................................         366,674                            75,000
      Royalties.............................................           1,032                             8,833
                                                               -------------                    --------------
                                                                     367,706                            83,833
                                                                ------------                     -------------
   Operating expenses:
      Research and development..............................         454,661                           449,223
      Selling, general and administrative...................       1,325,927                         1,381,566
                                                                 -----------                      ------------
                                                                   1,780,588                         1,830,789
                                                                 -----------                      ------------

   Income from operations...................................         362,038                           531,246

   Other income (expense):
      Equity in earnings of affiliated companies............          15,870                            21,392
      Interest, net.........................................        (283,949)                          (70,138)
                                                                  ------------                     -------------

   Income before income taxes and cumulative
      effect of accounting change...........................          93,959                           482,500

   Income tax provision.....................................          45,100                           214,985
                                                                ------------                       -----------

   Income before cumulative effect of
      accounting change.....................................          48,859                           267,515

   Cumulative effect of accounting change
      recognized by affiliated company (net of
      $141,280 tax benefit).................................        (274,248)
                                                                     ---------

   Net income (loss)........................................        (225,389)                         267,515

   Retained earnings, beginning of period...................       3,683,090                         2,960,025
                                                                 -----------                      ------------

   Retained earnings, end of period.........................     $ 3,457,701                       $ 3,227,540
                                                                 ===========                       ===========

   Earnings (loss) per share:
      Income before cumulative effect of
         accounting change..................................           $ .00                             $ .01
      Cumulative effect of accounting change................            (.01)
                                                                        -----
      Net income (loss).....................................           $(.01)                            $ .01
                                                                       ======                            =====
   Weighted average number of common
      shares outstanding....................................      23,113,055                        23,071,214

   See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended March 31
                                                                 1996            1995
                                                                 ----            ----
Cash flows from operating activities:
   Net income (loss) ....................................   $   (225,389)   $    267,515
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Cumulative effect of accounting change ..........        415,528
        Depreciation and amortization ...................        251,974         265,869
        Equity in earnings of affiliated companies ......        (15,870)        (21,392)
        Change in operating assets and liabilities:
           Accounts receivable ..........................       (609,938)       (130,345)
           Inventories ..................................        231,845        (890,500)
           Other current assets .........................        (33,410)        (37,879)
           Accounts payable and accrued expenses ........        247,869         266,194
           Deferred income taxes ........................       (141,280)
                                                            ------------    ------------
      Net cash provided by (used in) operating activities        121,329        (280,538)
                                                            ------------    ------------

Cash flows from investing activities:
   Capital expenditures .................................       (153,242)       (359,238)
   Investment in affiliated companies ...................       (480,663)    (10,835,366)
   Note purchased from affiliated company ...............    (10,000,000)
   Dividends received from affiliated company ...........         24,832          21,224
                                                            ------------    ------------
      Net cash used in investing activities .............    (10,609,073)    (11,173,380)
                                                            ------------    ------------

Cash flows from financing activities:
   Borrowings on line of credit .........................      2,872,000       1,162,750
   Repayments on line of credit .........................     (2,330,000)       (906,000)
   Proceeds from long-term debt .........................     10,103,195      13,500,000
   Repayments on long-term debt .........................                     (3,000,000)
   Loan commitment fee ..................................        (50,000)       (101,250)
   Repurchase of common stock ...........................       (201,419)
   Exercise of incentive stock options ..................         15,750
                                                            ------------    ------------
      Net cash provided by financing activities .........     10,409,526      10,655,500
                                                            ------------    ------------

Net decrease in cash and cash equivalents ...............        (78,218)       (798,418)
Cash and cash equivalents, beginning of period ..........        145,867         824,207
                                                            ------------    ------------

Cash and cash equivalents, end of period ................   $     67,649    $     25,789
                                                            ============    ============



Supplemental cash flow disclosures:
   Interest paid ........................................   $    160,389    $     86,387
   Income taxes paid ....................................        416,375         187,717



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

 In January 1995, Bull Run acquired a 6.9% interest in the outstanding common stock of Host Communications, Inc. ("HCI") for $906,000. In March 1995, Bull Run acquired 50% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP") for approximately $9,700,000. CSP's assets consist of all of the outstanding HCI 8% Series B cumulative preferred stock with a stated value of $100 per share and warrants to purchase 447,002 shares of HCI common stock at $.01 per share. Since March 1995, Bull Run has acquired additional common shares of both HCI and CSP, effectively increasing its ownership in HCI to 9.4% of the currently outstanding common shares, and 29.7% of the "fully converted" total common shares. HCI provides media and marketing services to universities, athletic conferences and the National Collegiate Athletic Association ("NCAA"). Since March 1995, Bull Run has accounted for its investments in CSP and HCI by the equity method.

 Bull Run recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with Bull Run's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses, since the nature of HCI's contracts were changing to include revenue-sharing or net profit split arrangements, rather than guaranteed rights fee payments. As a result, the rights fee expense associated with this type of contract could not be accurately measured until the expiration of each contract period when the revenue-sharing or net profit split amount was determined. Under the new policy, license fee revenue and rights fee expense are recognized on a straight-line basis over the life of the contract, instead of recognizing revenue and expense in their entirety on the effective date of the contract, thereby providing for the uniform matching of revenue and expenses. As a result of such adoption, HCI recognized a $4.6 million charge against its first quarter earnings, representing the after-tax cumulative effect of the accounting change. Bull Run has reported 9.1% of such charge, or $415,000, less a $141,000 deferred tax benefit, as a charge against its first quarter 1996 earnings.

 Assuming the CSP investment had occurred on January 1, 1995 and the HCI accounting change had been applied retroactively in 1995, pro forma net income and earnings per share would have been approximately $168,000 and $.01, respectively, for the three months ended March 31, 1995, compared to $49,000 and $.00, respectively, for the three months ended March 31, 1996, after giving effect to pro forma adjustments to Bull Run's equity in earnings of HCI, interest expense associated with the acquisition financing and the related income tax effects.

 Aggregate operating results of affiliated companies (reflecting Gray and CSP for the three months ended March 31, 1996 and 1995, combined with HCI for the three months ended September 30, 1995 and 1994) are as follows:

                                            Three Months Ended      Three Months Ended
                                                March 31, 1996         March 31, 1995
                                            ----------------------   -----------------
Operating revenue ........................      $ 23,950,000          $ 19,736,000
Income from operations ...................         2,679,000             1,295,000

Income (loss) before cumulative
   effect of accounting change ...........           249,000              (145,000)
Net loss .................................        (4,310,000)             (145,000)


3. Inventories associated with the printer operations consist of the following:

                                                  March 31,                 December 31,
                                                    1996                       1995

Raw materials ........................           $2,347,503                 $2,489,539
Work-in-process ......................              634,843                    617,397
Finished goods .......................              541,252                    648,507
                                                 ----------                 ----------
                                                 $3,523,598                 $3,755,443
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


8. Earnings (loss) per share is based on the weighted average number of shares of Bull Run common stock and common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  Exhibit 10 -     $3,000,000 Credit Agreement between Datasouth
                                   Computer Corporation and Wachovia Bank of
                                   North Carolina, N.A. dated April 3, 1996

                  Exhibit 11 -     Computation of Earnings Per Share

                  Exhibit 18 -     Letter re: Change in Accounting Principles

                  Exhibit 27 -     Financial Data Schedule

     (b)  Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BULL RUN CORPORATION




Date:  November 12, 1996            By:/s/ FREDERICK J. ERICKSON
                                               -------------------------
                                    Frederick J. Erickson
                                    Vice President-Finance, Treasurer
                                    and Assistant Secretary

                                    (Mr. Erickson is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)