Form 10QSB/A
period 1996-06-30
BULL RUN CORP
filed 1996-11-13
CIK 319697

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

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,                 December 31,
                                                                                    1996                        1995
                                ASSETS
   Current assets:
      Cash and cash equivalents............................................   $     312,186                 $    145,867
      Accounts receivable..................................................       3,758,508                    3,908,802
      Inventories..........................................................       3,464,815                    3,755,443
      Refundable income taxes..............................................         111,416
      Other................................................................         182,235                      184,793
                                                                                -----------                   ----------
           Total current assets............................................       7,829,160                    7,994,905
   Property and equipment, net.............................................       2,366,883                    2,511,686
   Investment in affiliated companies......................................      29,998,641                   29,246,010
   Note receivable from affiliated company.................................      10,000,000
   Goodwill................................................................       4,158,821                    4,313,783
   Other assets............................................................         286,437                      234,020
                                                                                -----------                   ----------

                                                                               $ 54,639,942                 $ 44,300,404
                                                                                 ==========                   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Notes payable........................................................    $  1,498,795                 $  1,285,000
      Accounts payable.....................................................       1,818,615                    1,590,659
      Accrued and other liabilities:
         Employee compensation and related taxes...........................         323,690                      569,209
         Interest..........................................................         436,447                      101,125
         Income taxes......................................................                                      393,227
         Other.............................................................         258,806                      316,986
                                                                                -----------                  -----------
           Total current liabilities.......................................       4,336,353                    4,256,206
                                                                                 ----------                   ----------
   Long-term debt..........................................................      25,212,000                   14,895,600
                                                                                 ----------                   ----------
   Deferred income taxes...................................................       1,184,452                    1,069,732
                                                                                 ----------                   ----------

   Stockholders' equity:
      Common stock  ($.01  par  value,  authorized  100,000,000  shares;  issued
         22,309,727 shares as of June 30, 1996 and 22,279,727 shares
         as of December 31, 1995)..........................................         223,094                      222,797
      Additional paid-in capital...........................................      20,528,566                   20,502,612
      Retained earnings....................................................       3,750,595                    3,683,091
      Treasury stock, at cost (225,500 shares as of
         June 30, 1996 and 123,000 shares as of
         December 31, 1995)................................................        (595,118)                    (329,634)
                                                                                 ------------                 ------------
            Total stockholders' equity.....................................      23,907,137                   24,078,866
                                                                                 ----------                   ----------

                                                                               $ 54,639,942                 $ 44,300,404
                                                                                 ==========                   ==========


      See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (Unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30                            June 30
                                                                      -------------------              ---------------------
                                                                     1996            1995             1996              1995
                                                                     ----            ----             ----              ----

     Revenue from printer operations........................      $5,810,464      $7,132,058      $11,854,785       $14,571,089
     Cost of goods sold.....................................       4,151,990       4,978,172        8,421,391        10,139,001
                                                                   ---------       ---------        ---------        ----------
             Gross profit...................................       1,658,474       2,153,886        3,433,394         4,432,088
                                                                   ---------       ---------        ---------         ---------

     Other operating revenue:
        Consulting fees.....................................           1,674         360,000          368,348           435,000
        Royalties...........................................                                            1,032
                                                                  ----------       ----------      ----------         ---------
                                                                       1,674         360,000          369,380           435,000
                                                                  ----------       ----------      ----------         ---------
     Operating expenses:
        Research and development............................         382,338         459,015          836,999           908,238
        Selling, general and administrative.................       1,096,481       1,298,519        2,422,408         2,680,085
                                                                   ---------       ---------        ---------         ---------
                                                                   1,478,819       1,757,534        3,259,407         3,588,323
                                                                   ---------       ---------        ---------         ---------

     Income from operations.................................         181,329         756,352          543,367         1,278,765

     Other income (expense):
        Equity in earnings of affiliated companies..........         693,939         198,661          709,809           220,053
        Interest, net.......................................        (311,921)       (289,378)        (595,870)         (350,683)
                                                                   -----------     ----------       -----------       ----------

     Income before income taxes and cumulative
             effect of accounting change....................         563,347         665,635          657,306         1,148,135

     Income tax provision...................................         270,453         289,279          315,553           504,264
                                                                   ---------       ---------        ---------         ---------

     Income before cumulative effect of
            accounting change...............................         292,894         376,356          341,753           643,871

     Cumulative effect of accounting change
            recognized by affiliated company (net
           of $141,280 tax benefit)........................                                          (274,248)
                                                                   ----------     -----------       -----------        ---------

     Net income.............................................         292,894         376,356           67,505           643,871

     Retained earnings, beginning of period.................       3,457,701       3,227,540        3,683,090         2,960,025
                                                                   ---------       ---------        ---------         ---------

     Retained earnings, end of period.......................      $3,740,595      $3,603,896       $3,750,595        $3,603,896
                                                                   =========       =========        =========         =========

     Earnings per share:
        Income before cumulative effect of
            accounting change...............................          $  .01          $  .02           $  .01            $  .03
        Cumulative effect of accounting change..............                                             (.01)
                                                                      ------           -----            -----            ------
        Net income..........................................          $  .01          $  .02           $  .00            $  .03
                                                                       =====           =====            =====             =====
     Weighted average number of common
             shares outstanding.............................      23,083,978      23,183,262       23,099,180        23,131,497



     See accompanying notes to condensed consolidated financial statements.


                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Six Months Ended June 30
                                                                                               ------------------------
                                                                                                1996              1995
                                                                                                ----               ----
     Cash flows from operating activities:
             Net income.............................................................        $   67,505        $   643,871
             Adjustments to reconcile net income to net cash
                     provided by operating activities:
                  Cumulative effect of accounting change............................           415,528
                  Depreciation and amortization.....................................           496,970            541,452
                  Equity in earnings of affiliated companies........................          (709,809)          (220,053)
                  Change in operating assets and liabilities:
                     Accounts receivable............................................           150,294            390,719
                     Inventories....................................................           290,628         (1,777,604)
                     Other current assets...........................................             2,558           (103,942)
                     Accounts payable and accrued expenses..........................          (245,065)           755,856
                     Deferred income taxes..........................................           114,720
                                                                                           -----------
                  Net cash provided by operating activities.........................           583,329            230,299
                                                                                           -----------         ----------

     Cash flows from investing activities:
             Sale of marketable securities..........................................                              500,000
             Capital expenditures...................................................          (199,622)          (546,065)
             Investment in affiliated companies.....................................          (483,182)       (12,094,539)
             Note purchased from affiliated company.................................       (10,000,000)
             Dividends received from affiliated companies...........................            24,832             44,813
                                                                                           -----------        -----------
                  Net cash used in investing activities.............................       (10,657,972)       (12,095,791)
                                                                                            ----------         ----------

     Cash flows from financing activities:
             Borrowings on revolving lines of credit................................         5,798,195          5,785,750
             Repayments on revolving lines of credit................................        (5,268,000)        (4,602,750)
             Proceeds from long-term debt...........................................        10,000,000         13,500,000
             Repayments on long-term debt...........................................                           (3,000,000)
             Loan commitment fee....................................................           (50,000)          (101,250)
             Repurchase of common stock.............................................          (265,484)          (153,134)
             Exercise of incentive stock options....................................            26,251             22,750
                                                                                           -----------         ----------
                  Net cash provided by financing activities.........................        10,240,962         11,451,366
                                                                                            ----------         ----------

     Net increase (decrease) in cash and cash equivalents...........................           166,319           (414,126)
     Cash and cash equivalents, beginning of period.................................           145,867            824,207
                                                                                           -----------         ----------

     Cash and cash equivalents, end of period.......................................     $     312,186      $     410,081
                                                                                           ===========        ===========

     Supplemental cash flow disclosures:
             Interest paid..........................................................      $    653,293      $      95,521
             Income taxes paid......................................................           566,650            187,876



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

 Assuming the CSP investment had occurred on January 1, 1995 and the HCI accounting change had been applied retroactively in 1995, pro forma net income and earnings per share would have been approximately $547,000 and $.02, respectively, for the six months ended June 30, 1995, compared to $342,000 and $.01, respectively, for the six months ended June 30, 1996, and approximately $379,000 and $.02, respectively, for the three months ended June 30, 1995, compared to $293,000 and $.01, respectively, for the three months ended June 30, 1996, after giving effect to pro forma adjustments to Bull Run's equity in earnings of HCI, interest expense associated with the acquisition financing and the related income tax effects.

 In September 1995, HCI sold certain of its operations to Universal Sports America, Inc. in exchange for a 33.8% common equity position. The transaction resulted in a gain, net of tax, of approximately $4.0 million for HCI, Bull Run's share of which amounted to $377,000, as reflected in Bull Run's equity in earnings of affiliated companies for the second quarter of 1996. Recognition of the gain impacted Bull Run's net income for the three months and six months ended June 30, 1996 by approximately $196,000, or $.01 per share. The recognition of this gain by HCI was not determined by HCI until after their year ended June 30, 1996. Accordingly, Bull Run has amended its previously filed Form 10-QSB on this Form 10-QSB/A-1 to reflect its share of such gain and its effect on income taxes in the appropriate quarter.

 Aggregate operating results of affiliated companies (reflecting Gray and CSP for the three months and six months ended June 30, 1996 and 1995, combined with HCI for the three months and six months ended December 31, 1995 and 1994) are as follows:
                                   Three Months Ended        Three Months Ended
                                        June 30, 1996             June 30, 1995
                                   -----------------------   ------------------
 Operating revenue                     $ 25,409,000             $ 29,890,000
 Income from operations                   4,634,000                4,695,000
 Net income                               1,348,000                1,966,000

                                    Six Months Ended          Six Months Ended
                                        June 30, 1996            June 30, 1995
                                   -----------------------   -----------------
 Operating revenue                      $ 49,359,000            $ 49,731,000
 Income from operations                    7,312,000               5,981,000
 Income before cumulative effect
    of accounting change                   1,597,000               2,571,000
 Net income (loss)                        (2,962,000)              2,571,000

3. Inventories associated with Datasouth's printer manufacturing operations consist of the following:

                          June 30,          December 31,
                           1996                 1995

   Raw materials       $ 2,495,785         $ 2,489,539
   Work-in-process         678,737             617,397
   Finished goods          290,293             648,507
                        ----------          ----------
                       $ 3,464,815         $ 3,755,443
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

          Operating expenses of $1,479,000 for the three months and $3,259,000 for the six months ended June 30, 1996 represented a 16% and a 9% reduction, respectively, in comparison with the same periods last year, due to reductions in compensation expenses and certain general and administrative expenses. Operating expenses included goodwill amortization attributable to the Datasouth merger, amounting to approximately $77,000 for each of the three month periods and $155,000 for each of the six month periods ended June 30, 1996 and 1995.

          Equity in earnings of  affiliated  companies,  totaling  $694,000  and
$199,000  for the three  months  ended  June 30,  1996 and  1995,  respectively, included Bull Run's proportionate share of the earnings of Gray, Host Communications, Inc. and Capital Sports Properties, Inc., net of goodwill amortization totaling $107,000 and $94,000 for the respective periods. Equity in earnings of affiliated companies totaled $710,000 and $220,000 for the six months ended June 30, 1996 and 1995, respectively, net of goodwill amortization totaling $214,000 and $180,000 for the respective periods.

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

                                            BULL RUN CORPORATION



Date:  November 12, 1996           By:      /s/ FREDERICK J. ERICKSON
                                            -------------------------
                                            Frederick J. Erickson
                                            Vice President-Finance, Treasurer
                                            and Assistant Secretary

                (Mr. Erickson is the Chief Financial Officer and
                  has been duly authorized to sign on behalf of
                                the registrant.)