Form 10QSB
period 1996-09-30
BULL RUN CORP
filed 1996-11-13
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

         For the quarterly period ended September 30, 1996

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



Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,915,227 shares of Common Stock, par value $.01 per share, were outstanding as of November 8, 1996.

                          PART I. FINANCIAL INFORMATION

Item I.   Financial Statements

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              September 30,               December 31,
                                                                                  1996                        1995
                                ASSETS

   Current assets:
      Cash and cash equivalents............................................   $     166,854                 $    145,867
      Accounts receivable..................................................       4,912,035                    3,908,802
      Inventories..........................................................       3,288,158                    3,755,443
      Other................................................................         112,176                      184,793
                                                                                -----------                   ----------
           Total current assets............................................       8,479,223                    7,994,905
   Property and equipment, net.............................................       2,330,549                    2,511,686
   Investment in affiliated companies......................................      53,642,560                   29,246,010
   Goodwill................................................................       4,081,340                    4,313,783
   Other assets............................................................         307,810                      234,020
                                                                                -----------                   ----------

                                                                               $ 68,841,482                 $ 44,300,404
                                                                                 ==========                   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Note payable and current portion of long-term debt...................      $  500,000                 $  1,285,000
      Accounts payable.....................................................       1,860,319                    1,590,659
      Accrued and other liabilities:
         Employee compensation and related taxes...........................         464,424                      569,209
         Interest..........................................................         454,905                      101,125
         Income taxes......................................................         175,647                      393,227
         Other.............................................................         356,561                      316,986
                                                                                 ----------                  -----------
           Total current liabilities.......................................       3,811,856                    4,256,206
                                                                                 ----------                   ----------
   Long-term debt..........................................................      31,656,795                   14,895,600
                                                                                 ----------                   ----------
   Deferred income taxes...................................................       4,599,575                    1,069,732
                                                                                 ----------                   ----------

   Stockholders' equity:
      Common stock  ($.01  par  value,  authorized  100,000,000  shares;  issued
         22,309,727 shares as of September 30, 1996 and 22,279,727 shares
         as of December 31, 1995)..........................................         223,097                      222,797
      Additional paid-in capital...........................................      20,528,562                   20,502,612
      Retained earnings....................................................       8,935,468                    3,683,091
      Treasury stock, at cost (350,500 shares as of
         September 30, 1996 and 123,000 shares as of
         December 31, 1995)................................................        (913,871)                    (329,634)
                                                                                 -----------                  -----------
            Total stockholders' equity.....................................      28,773,256                   24,078,866
                                                                                 ----------                   ----------

                                                                               $ 68,841,482                 $ 44,300,404
                                                                                 ==========                   ==========

      See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                      September 30                         September 30
                                                                      ------------                         ------------
                                                                 1996            1995                 1996              1995
                                                                 ----            ----                 ----              ----

 Revenue from printer operations........................     $ 5,987,676      $ 6,097,082        $ 17,842,461      $ 20,668,171
 Cost of goods sold.....................................       4,390,992        4,255,512          12,812,383        14,394,513
                                                               ---------        ---------          ----------        ----------
     Gross profit.......................................       1,596,684        1,841,570           5,030,078         6,273,658
                                                               ---------        ---------           ---------         ---------

 Other operating revenue:
     Consulting fees....................................         473,267                              841,615           435,000
     Royalties..........................................                           1,136                1,032             1,031
                                                               ---------      ----------           ----------        ----------
                                                                 473,267           1,136              842,647           436,031
                                                                 -------      ----------           ----------         ---------
 Operating expenses:
     Research and development...........................         349,227         498,931            1,186,226         1,407,169
     Selling, general and administrative................       1,164,095       1,024,165            3,586,503         3,704,250
                                                               ---------       ---------            ---------         ---------
                                                               1,513,322       1,523,096            4,772,729         5,111,419
                                                               ---------       ---------            ---------         ---------
 Income from operations.................................         556,629         319,610            1,099,996         1,598,270

 Other income (expense):
     Equity in earnings (losses) of affiliated
         companies......................................         962,478         (38,620)           1,672,286           181,433
     Gain on issuance of common shares by
         affiliated company.............................       8,178,678                            8,178,678
     Interest and dividend income.......................         205,167           1,713              598,954            33,265
     Interest expense...................................        (522,419)       (293,839)          (1,512,076)         (675,969)
                                                                ---------        --------           ----------        ----------
 Income before income taxes, cumulative effect of
         accounting change and extraordinary item.......       9,380,533         (11,136)          10,037,838         1,136,999

 Income tax benefit (provision).........................      (3,900,337)         38,095           (4,215,890)         (466,169)
                                                               ----------       --------            ----------        ----------
 Income before cumulative effect of accounting
         change and extraordinary item..................       5,480,196          26,959            5,821,948           670,830

 Cumulative effect of accounting change recognized
         by affiliate (net of $141,280 tax benefit).....                                             (274,248)
 Extraordinary loss recognized by affiliated
         company (net of $184,877 tax benefit) .........        (295,322)                            (295,322)
                                                               -----------      ----------          -----------      ----------

 Net income.............................................       5,184,874          26,959            5,252,378           670,830

 Retained earnings, beginning of period.................       3,750,594       3,603,896            3,683,090         2,960,025
                                                               ---------       ---------            ---------         ---------
 Retained earnings, end of period.......................     $ 8,935,468     $ 3,630,855          $ 8,935,468       $ 3,630,855
                                                               =========       =========            =========         =========


 Earnings per share:
    Income before cumulative effect of accounting
        change and extraordinary item...................          $  .24          $  .00               $  .25            $  .03
    Cumulative effect of accounting change..............                                                 (.01)
    Extraordinary item..................................            (.01)            ___                 (.01)              ___
                                                                    ----                                 ----
    Net income..........................................          $  .23         $   .00               $  .23            $  .03
                                                                   =====           =====                =====             =====

 Weighted average number of common
       shares outstanding...............................      22,851,002     23,359,084            23,017,805        23,240,925


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended September 30
                                                                                        ------------------------------
                                                                                           1996                  1995
                                                                                           ----                  ----
 Cash flows from operating activities:
         Net income.............................................................       $ 5,252,378          $   670,830
         Adjustments to reconcile net income to net cash
                 provided by operating activities:
              Extraordinary loss................................................           480,199
              Cumulative effect of accounting change............................           415,528
              Gain on issuance of common shares by affiliate....................        (8,178,678)
              Depreciation and amortization.....................................           730,546              831,540
              Equity in earnings of affiliated companies........................        (1,672,286)            (181,433)
              Change in operating assets and liabilities:
                 Accounts receivable............................................        (1,003,233)             161,755
                 Inventories....................................................           467,285           (1,813,680)
                 Other current assets...........................................            72,616             (123,938)
                 Accounts payable and accrued expenses..........................           340,649              640,868
                 Deferred income taxes..........................................         3,529,843
                                                                                       -----------           ----------
              Net cash provided by operating activities.........................           434,847              185,942
                                                                                      ------------           ----------

 Cash flows from investing activities:
         Sale of marketable securities..........................................                                500,000
         Capital expenditures...................................................          (303,254)            (671,580)
         Investment in affiliated companies.....................................        (5,490,377)         (12,161,958)
         Note purchased from affiliated company.................................       (10,000,000)
         Dividends received from affiliated companies...........................            49,064               68,287
                                                                                      ------------         ------------
              Net cash used in investing activities.............................       (15,744,567)         (12,265,251)
                                                                                         ----------           ----------

 Cash flows from financing activities:
         Borrowings on revolving lines of credit................................         8,706,195            9,222,750
         Repayments on revolving lines of credit................................        (7,730,000)          (8,131,750)
         Proceeds from long-term debt...........................................        15,000,000           13,500,000
         Repayments on long-term debt...........................................                             (3,000,000)
         Loan commitment fees...................................................           (87,500)            (126,250)
         Repurchase of common stock.............................................          (584,238)            (207,134)
         Exercise of incentive stock options....................................            26,250               69,406
                                                                                      ------------         ------------
              Net cash provided by financing activities.........................        15,330,707           11,327,022
                                                                                        ----------           ----------

 Net increase (decrease) in cash and cash equivalents...........................            20,987             (752,287)
 Cash and cash equivalents, beginning of period.................................           145,867              824,207
                                                                                       -----------          -----------

 Cash and cash equivalents, end of period.......................................      $    166,854        $      71,920
                                                                                       ===========          ===========

 Supplemental cash flow disclosures:
         Interest paid..........................................................      $  1,586,614         $    404,310
         Income taxes paid......................................................           579,925              190,866


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-KSB of Bull Run Corporation for the year ended December 31, 1995.

2. The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth", and collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.

3. The Company accounts for its investments in Gray Communication Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP") using the equity method. The excess of the Company's investments in Gray, HCI and CSP over the underlying equity thereof is being amortized over forty years, with such amortization (totaling $107,000 and $93,000 in the three months ended September 30, 1996 and 1995, respectively, and $320,000 and $274,000 in the nine months ended September 30, 1996 and 1995, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

         In September 1996, Gray consummated a public offering of 3.5 million shares of its newly-issued class B common stock at $20.50 per share, resulting in net proceeds to Gray of approximately $67.1 million. As a result of such issuance, the Company's common equity ownership of Gray was reduced from 27.1% to 15.2%, resulting in a pretax gain for the Company of approximately $8.2 million (approximately $5.0 million after tax). Such offering also reduced the Company's common equity voting power in Gray from 27.1% to 25.1%. Gray is a Southeast United States communications company that operates two NBC-affiliated television stations, five CBS-affiliated television stations (two of which were acquired in September 1996), three daily newspapers, two advertising weekly shoppers, plus a satellite broadcasting operation and a paging business which were also acquired in September 1996.

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Due to the reduction in the Company's equity ownership of Gray as described above, $174,000 of previously deferred consulting fees were recognized as consulting fee income in the quarter ended September 30, 1996.

         In January 1996, the Company purchased an 8% Subordinated Note (the "8% Note") of Gray in the principal amount of $10.0 million, on which the Company received interest income of $580,000 during 1996. In connection with the purchase of the 8% Note, Gray issued to the Company warrants to purchase up to 487,500 shares of Gray's class A common stock at $17.88 per share. In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the holder thereof to cash dividends at an annual rate of $800 per share. At that same time, the Company purchased for $5.0 million, 500 shares of Gray's series B preferred stock entitling the holder thereof to cumulative dividends of $600 per share. Dividends on the series B preferred stock are payable in cash or in additional shares of series B preferred stock, at Gray's option. In connection with the Company's acquisition of series B preferred stock, Gray issued to the Company warrants to purchase up to 250,000 shares of Gray's class A common stock at $24.00 per share. Of the total warrants owned by the Company to purchase 737,500 shares of Gray's class A common stock, 450,000 are fully vested, with the remaining warrants vesting periodically over five years. Such warrants are exercisable beginning in January 1998 and expire in 2006.

         In September 1996, Gray retired certain of its debt, thereby incurring an extraordinary loss of $3,159,000 (net of a tax benefit of $2,157,000) related to deferred financing costs associated with the retired debt. As a result, the Company has recognized 15.2% of Gray's charge as a $295,300 extraordinary loss, net of the Company's own tax benefit of $184,900.

         On August 30, 1996, CSP exercised warrants to acquire HCI common shares. As a result, the Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through its investment in CSP, increased from 8.9% to 29.9%. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a face value of $5 million. HCI, based in Lexington, Kentucky, and its 33.8% affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. The Company began accounting for its investment in HCI and CSP under the equity method in March 1995, when it made its initial investment in CSP.

         The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses, since the nature of HCI's contracts were changing to include revenue-sharing or net profit split arrangements, rather than guaranteed rights fee payments. As a result, the rights fee expense associated with this type of contract could not be accurately measured until the expiration of each contract period when the revenue-sharing or net profit split amount was determined. Under the new policy, license fee revenue and rights fee expense are recognized on a straight-line basis over the life of the contract, instead of recognizing revenue and expense in their entirety on the effective date of the contract, thereby providing for the uniform matching of revenue and expenses. As a result of such adoption, HCI recognized a $4.6 million charge against its first quarter earnings, representing the after-tax cumulative effect of the accounting change. The Company has reported 9.1% of such charge, or $415,000, less a $141,000 deferred tax benefit, as a charge against its first quarter 1996 earnings.

         In September 1995, HCI sold certain of its operations to USA in exchange for its 33.8% common equity position. The transaction resulted in a gain, net of tax, of approximately $4.0 million for HCI, the Company's share of which amounted to $377,000, as reflected in the Company's equity in earnings of affiliated companies for the nine months ended September 30, 1996, favorably impacting the Company's net income for the period by approximately $196,000, or $.01 per share.

         Recognition of the impact of HCI's cumulative effect of the accounting change and its gain on the sale of assets to USA resulted in the Company's filing of amended Form 10-QSB's for the quarterly periods ended March 31, 1996 and June 30, 1996 on Form 10-QSB/A-1 for each of such quarters.

         Assuming the CSP investment had occurred on January 1, 1995 and the HCI accounting change had been applied retroactively in 1995, pro forma net income and earnings per share would have been approximately $577,000 and $.02, respectively, for the nine months ended September 30, 1995, compared to $5,527,000 and $.24, respectively, for the nine months ended September 30, 1996, and approximately $30,000 and $.00, respectively, for the three months ended September 30, 1995, compared to $5,185,000 and $.23, respectively, for the three months ended September 30, 1996, after giving effect to pro forma adjustments to the Company's equity in earnings of HCI, interest expense associated with the acquisition financing and the related income tax effects.

 Aggregate operating results of affiliated companies (reflecting Gray and CSP for the three months and nine months ended September 30, 1996 and 1995, combined with HCI for the three months and nine months ended March 31, 1996 and 1995) are as follows:


                                               Three Months Ended        Three Months Ended
                                                September 30, 1996        September 30, 1995

 Operating revenue                                 $31,755,000                $26,785,000
 Income from operations                              4,603,000                  3,167,000
 Income before cumulative effect
    of accounting change and
    extraordinary item                               4,542,000                   716,000
 Net income                                          1,383,000                   716,000


                                                Nine Months Ended         Nine Months Ended
                                                September 30, 1996        September 30, 1995

 Operating revenue                                  $79,257,000               $73,006,000
 Income from operations                              10,453,000                 9,148,000
 Income before cumulative effect
   of accounting change and
   extraordinary item                                9,647,000                  2,537,000
 Net income                                          1,929,000                  2,537,000

4. Inventories associated with Datasouth's printer manufacturing operations consist of the following:
                          September 30, 1996        December 31, 1995

 Raw materials                    $ 2,413,432          $ 2,489,539
 Work-in-process                      659,484              617,397
 Finished goods                       215,242              648,507
                                    ---------            ---------
                                  $ 3,288,158          $ 3,755,443
                                    =========            =========


5. In connection with the purchase of the 8% Note and the acquisition of Gray's series B preferred stock, the Company modified its Loan Agreement, increasing its outstanding bank term loan borrowings by $10 million in January 1996 and by an additional $5 million in September 1996.

          In September 1996, the Company extended one of its revolving bank credit facilities to April 1998 and increased the available borrowings under the facility to $2.0 million, on which $1,498,795 had been borrowed as of September 30, 1996. The Company has, in addition, a bank credit facility for revolving loans of up to $3 million through April 1999, on which $2,158,000 was outstanding as of September 30, 1996.


6. The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7. Earnings per share is based on the weighted average number of shares of Bull Run common stock and common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Total revenue for the three months ended September 30, 1996, primarily from the printer manufacturing operations of Datasouth Computer Corporation ("Datasouth"), a wholly-owned subsidiary of Bull Run Corporation (collectively, with Datasouth, unless the context otherwise requires, the "Company"), was $6,461,000, compared to $6,098,000 for the same period in 1995. Gross profit from printer operations of 26.7% for the three months ended September 30, 1996, decreased from the 30.2% realized during the same period in 1995 primarily due to a different mix of products sold. Total revenue for the nine months ended September 30, 1996 decreased to $18,685,000, from $21,104,000 for the same period in 1995. Gross profit from printer operations of 28.2% for the nine months ended September 30, 1996, was less than the 30.4% realized during the same period in 1995 primarily due to a different mix of products sold and greater manufacturing overhead efficiencies gained in 1995 as a result of higher unit volumes.

          Revenue from printer operations for the nine months ended September 30, 1996 was lower than the same period in 1995, when the Company received large orders from several key customers. Printer sales to the Company's largest customer were approximately $1.5 million for the three months and $5.2 million for the nine months ended September 30, 1996, as compared to approximately $1.7 million and $6.4 million for the same respective periods in 1995. Also, printer sales to a large distributor were lower by approximately $200,000 for the three months and $1.1 million for the nine months ended September 30, 1996, compared to the 1995 periods, due to a significant printer installation project by the distributor's customer maturing in late 1995. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of these and other large customers. Despite this volatility, revenue from printer operations has been relatively consistent over the past five successive quarters. In the second quarter of 1996, the Company began shipping two new products, a high speed version of the Documax dot matrix printer and the WinLiner, a portable thermal printer. Although the contribution from these new products was not significant in the quarter just completed, it is expected that the Company will realize a gradually increasing contribution from these new products in the future.

          The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Due to the reduction in the Company's equity investment from 27.1% to 15.2% of Gray's outstanding common shares (primarily as a result of Gray's public offering of stock completed in September 1996 as described below), $174,000 of previously deferred fees was recognized as consulting fee income in September 1996. In addition, the Company invoiced Gray for fees totaling $350,000 and $850,000 during the three months and nine months ended September 30, 1996, respectively, in connection with Gray's purchase of two television stations, a broadcasting operation and a paging business, of which $53,000 and $129,000 were deferred, respectively, for future period revenue recognition. Deferred consulting fees, which totaled $274,000 as of September 30, 1996, are currently recognized as income over forty years. Consulting fee income of $435,000 was recognized during the nine months ended September 30, 1995. Except for an additional $350,000 to be charged to Gray for services to be rendered in connection with Gray's latest acquisition, there can be no assurance that the Company will recognize any consulting fees in the future.

          Operating expenses of $1,513,000 for the three months and $4,773,000 for the nine months ended September 30, 1996 represented a 1% and a 7% reduction, respectively, in comparison with the same periods last year, due to reductions in certain project-specific research and development expenses and certain general and administrative expenses. Operating expenses included goodwill amortization of approximately $77,000 for each of the three month periods and $232,000 for each of the nine month periods ended September 30, 1996 and 1995.

          Equity in earnings (losses) of affiliated companies, totaling $962,000 and $(39,000) for the three months ended September 30, 1996 and 1995, respectively, included the Company's proportionate share of the earnings of Gray, Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP"), net of goodwill amortization totaling $107,000 and $94,000 for the respective periods. Equity in earnings of affiliated companies totaled $1,672,000 and $181,000 for the nine months ended September 30, 1996 and 1995, respectively, net of goodwill amortization totaling $320,000 and $274,000 for the respective periods.

          In September 1996, Gray consummated a public offering of 3.5 million shares of its newly-issued class B common stock at $20.50 per share, resulting in net proceeds of approximately $67.1 million. As a result of such issuance, the Company's common equity ownership of Gray was reduced from 27.1% to 15.2%, resulting in a pretax gain for the Company of approximately $8.2 million (approximately $5.0 million after tax). Such offering also reduced the Company's common equity voting power in Gray from 27.1% to 25.1%. Although future sales by Gray of its common stock would likely result in the recognition by the Company of additional gains, there is no assurance that such sales of a material nature will occur in the future. Gray is a Southeast United States communications company that operates two NBC-affiliated television stations, five CBS-affiliated television stations (two of which were acquired in September
1996), three daily newspapers, two advertising weekly shoppers, plus a satellite broadcasting operation and a paging business which were also acquired in September 1996. In August 1996, Gray sold a television station for approximately $9.5 million, recognizing a pretax gain of approximately $5.7 million.

          Interest expense, net of interest earned on an 8% Subordinated Note due from Gray in the principal amount of $10 million (the "8% Note") and dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $317,000 and $913,000 for the three months and nine months ended September 30, 1996, respectively, was attributable to bank term loans and borrowings on the Company's revolving credit facilities. Net interest expense of $292,000 for the three months and $643,000 for the nine months ended September 30, 1995 was attributable to the bank term loans executed in March 1995, a $3 million bank term loan (which was replaced by the 8% Note in January
1996), and short-term borrowings on lines of credit and revolving credit facilities.

          The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.

          In September 1996, Gray retired certain debt with the proceeds from its public offerings of class B common stock and notes, and the sale of its series B preferred stock. As a result, Gray incurred an extraordinary loss of $3,159,000 (net of a tax benefit of $2,157,000) related to deferred financing costs associated with the retired debt. The Company therefore recognized 15.2% of Gray's charge as an extraordinary loss, net of its own deferred tax benefit.

Liquidity and Capital Resources

          In January 1996, the Company purchased the 8% Note issued by Gray for $10.0 million. In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the Company to cash dividends at an annual rate of $800 per share. At that same time, the Company acquired, for $5.0 million, 500 shares of Gray's series B preferred stock. Dividends on such series B preferred stock are payable in cash (at an annual rate of $600 per share) or, at Gray's option, in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will initially be paid in additional shares of series B preferred stock.

          The Company modified its Loan Agreement in connection with the purchase of the 8% Note and the acquisition of Gray's series B preferred stock, in order to increase its outstanding bank term loan borrowings by $10.0 million in January 1996 and an additional $5.0 million in September 1996. The bank term loans, totaling $28.5 million as of September 30, 1996, are payable in monthly installments of $250,000 beginning February 1999, and currently bear interest at the London Interbank Offered Rate ("LIBOR"), plus 1.75% (7.44% for the 120-day period including September 30, 1996).

          In September 1996, the Company extended one of its revolving bank credit facilities until April 1998 and increased the available borrowings under the facility to $2.0 million. Borrowings under one such facility ($1,499,000 at September 30, 1996) bears interest at the bank's prime rate (8.25% as of September 30, 1996). The Company also has a bank credit facility for revolving loans of up to $3.0 million through April 1999, bearing interest principally at LIBOR plus 2.25% (7.72% for the 30-day period including September 30, 1996), on which $2,158,000 was outstanding as of September 30, 1996. Although there exists no commitment to repay any amounts outstanding on the revolving credit facilities during the next twelve months, the Company estimates the aggregate amount outstanding on the revolving credit facilities will be reduced by approximately $500,000 during that period, and accordingly, such amount was recorded as a short-term obligation as of September 30, 1996.

          The Company's total working capital of $4.7 million as of September 30, 1996 increased from $3.7 million as of December 31, 1995, primarily as a result of refinancing a short-term bank line of credit with the $3.0 million revolving credit facility. In April 1996, the Company announced that its Board of Directors had reauthorized the repurchase of up to 2 million shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the nine months ended September 30, 1996, 227,500 shares were repurchased at a total cost of $584,000, and an additional 50,000 shares were repurchased at a cost of $121,000 subsequent to September 30, 1996. The Company has repurchased a total of 400,500 shares at an average cost of $2.58 per share since the initial Board authorization in November 1994.

          The Company anticipates that its current working capital, funds available under its revolving credit facilities, quarterly cash dividends on the Gray Series A preferred stock and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next twelve months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits
                      Exhibit 1 - Second Modification of Loan Agreement
                      Exhibit 2 - Computation of Earnings Per Share
                      Exhibit 3 - Financial Data Schedule

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