Form 10KSB
period 1996-12-31
BULL RUN CORP
filed 1997-03-24
CIK 319697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NUMBER 0-9385


                              BULL RUN CORPORATION
                 (Name of small business issuer in its charter)



                       GEORGIA                                           91-1117599
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

         4370 PEACHTREE ROAD, N.E., ATLANTA, GA               30319
          (Address of principal executive offices)          (Zip Code)

Issuer's telephone number  (404) 266-8333

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]      No [   ]
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for its most recent fiscal year were $24,654,000.

     The aggregate market value of the voting stock held by nonaffiliates of the issuer (12,381,469 shares) on February 28, 1997 was $37,144,407, based on the closing price thereof on The Nasdaq Stock Market.

     The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of February 28, 1997 was 21,302,217.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:
         Documents                           Form 10-KSB Reference
         ---------                           ---------------------
1996 Annual Report to Shareholders           Part II, Items 6 and 7
Proxy Statement dated March 18, 1997         Part III, Items 9, 10, 11 and 12

                              BULL RUN CORPORATION

                                FORM 10-KSB INDEX

                                     PART I

                                                                           PAGE

ITEM 1.  Description of Business..........................................  3
ITEM 2.  Description of Property..........................................  7
ITEM 3.  Legal Proceedings................................................  8
ITEM 4.  Submission of Matters to a Vote of Security Holders..............  8


                                     PART II


ITEM 5.  Market for Common Equity and  Related Stockholder Matters........  8
ITEM 6.  Management's Discussion and Analysis or Plan of Operations.......  8
ITEM 7.  Financial Statements.............................................  8
ITEM 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................  9


                                    PART III


ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..............  9
ITEM 10. Executive Compensation...........................................  9
ITEM 11. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  9
ITEM 12. Certain Relationships and Related Transactions...................  9


                                     PART IV


ITEM 13. Exhibits and Reports on Form 8-K................................. 10
         Signatures....................................................... 13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Bull Run Corporation (the "Company"), a Georgia corporation, was originally incorporated under the laws of the State of Washington under the name of Bull Run Gold Mines, Ltd. The Company changed its name and state of incorporation in December 1992, relocating its corporate office to Atlanta. Prior to selling its interest in a joint venture in November 1990 for $6,000,000 in cash and the discharge of its outstanding debt, the Company was a mineral resource company which had been engaged in the business of developing and mining in Nevada through the joint venture with another mining company.

         In November 1994, the Company acquired by merger (the "Merger") Datasouth Computer Corporation ("Datasouth"). Datasouth, located in Charlotte, North Carolina, designs, manufactures and markets heavy-duty dot matrix and thermal printers for vertical markets including transportation, distribution, manufacturing and health care. Datasouth sells its products worldwide through distributors and value-added resellers, and directly to large volume major accounts. Since the Merger, Datasouth has operated as a wholly-owned subsidiary of the Company.

         In May 1993, the Company, through its then 43.6%-owned affiliate, Datasouth, acquired approximately 21% of the outstanding class A common stock of Gray Communications Systems, Inc. ("Gray"). Since then the Company has accumulated additional Gray class A common stock through both market and private transactions. In 1996, Gray consummated a public offering of 3.5 million shares of its class B common stock. Due to the dilutive effect of the public offering, the Company's ownership was reduced to 15.5% of the total outstanding Gray common stock as of December 31, 1996, representing 25.1% of the voting power. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal shareholders and/or executive officers, owned an additional 14.4% of Gray's outstanding common stock as of December 31, 1996, representing an additional 23.3% voting interest in Gray. The Company also owns shares of series A and series B preferred stock of Gray and warrants to purchase additional Gray class A common stock.

         Gray is a Southeast United States communications company located in Albany, Georgia which operates: (i) two NBC-affiliated television stations - WALB-TV in Albany, Georgia; and WJHG-TV in Panama City, Florida; (ii) five CBS-affiliated television stations - WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; and WRDW-TV in Augusta, Georgia; (iii) three daily newspapers, THE ALBANY HERALD in Albany, Georgia; THE ROCKDALE CITIZEN in Conyers, Georgia; and THE GWINNETT DAILY POST in Lawrenceville, Georgia; (iv) two advertising weekly shoppers in Southwest Georgia and North Florida; (v) Satellite Production Services, a satellite and production business in Tallahassee, Florida; and (vi) PortaPhone Paging, a communications and paging business in the Southeast. Gray has also entered into an agreement to purchase Gulflink Communications, Inc., a transportable satellite business in Baton Rouge, Louisiana, and has signed a letter of intent to purchase the assets of WITN-TV, the NBC affiliate in the Greenville-Washington-New Bern, North Carolina market. Gray generated revenue of $79.3 million in 1996 and had total assets of approximately $300 million as of such date. J. Mack Robinson, the Company's Chairman of the Board, Robert S. Prather, Jr., the Company's President, CEO and a director, and Hilton H. Howell, Jr., the Company's Vice President, Secretary and a director, are members of Gray's Board of Directors. Mr. Robinson and Mr. Prather are currently Gray's interim President and CEO, and interim Executive Vice President - Acquisitions, respectively, as a result of the unexpected death of Gray's President in September 1996.

         In 1995, the Company acquired 50% of the outstanding common stock of Capital Sports

Properties, Inc. ("CSP"). In 1996, the Company acquired an additional 1.5% of CSP's outstanding common stock. CSP's assets consist of all of the outstanding 8% cumulative preferred stock of Host Communications, Inc. ("HCI") and approximately 48.9% of HCI's outstanding common stock as of December 31, 1996. During 1995 and 1996, the Company acquired HCI common stock in a series of transactions, resulting in direct ownership of approximately 4.5% of HCI's outstanding common stock as of December 31, 1996. When combined with the Company's pro rata ownership of HCI common stock through CSP, the Company has an aggregate ownership of 29.7% of HCI common stock as of December 31, 1996, effectively making it HCI's largest stockholder. HCI, based in Lexington, Kentucky, provides multimedia, promotional marketing and event management services to universities, athletic conferences and associations, the most prominent of which is the National Collegiate Athletic Association ("NCAA(R)"). HCI reported total revenue of $41.4 million for its most recently completed fiscal year ended June 30, 1996 and total assets of $29.2 million as of such date.

         In 1995, the Company purchased, for $650,000, convertible preferred stock of Universal Sports America, Inc. ("USA"), representing 13.3% of USA's outstanding preferred stock. The preferred stock owned by the Company is convertible into USA common stock, representing approximately 3% of USA's outstanding common stock after giving effect to such conversion. USA offers corporate sponsorships, advertising and other promotional opportunities involving college athletics and participatory sporting events, such as the Hoop-It-Up(TM) 3-on-3 basketball tournaments. HCI owns approximately 33.8% of USA's outstanding common stock. Mr. Prather is a director of HCI, CSP and USA.

PRINCIPAL PRODUCTS AND MARKETS

         The Company, through Datasouth, designs, manufactures and markets heavy-duty dot matrix and thermal printers for industrial applications, generally selling under the "Datasouth" name. It has historically targeted the heavy-duty, multipart forms segment of the serial matrix impact printer market in vertical markets such as transportation/travel, healthcare and manufacturing/distribution. These printers are used primarily for forms such as invoices, purchase orders, bills of lading, customs documents, insurance documents, travel documents and patient admission forms. The printer business is not seasonal to any significant degree.

         The Company's impact printers compete in the medium and high speed (i.e., 300 to 600 characters per second, or "cps") serial impact dot matrix printer markets. Datasouth's dot matrix products distinguish themselves from many lower priced printers in their ability to print forms and reports as thick as nine parts and to withstand rugged duty cycles. Datasouth currently manufactures three dot matrix product families: Documax(R), Performax and the XL line. Documax, a heavy-duty dot matrix printer designed to provide maximum forms printing capabilities in a minimum amount of space, is a narrow carriage printer intended for printing on demand industry specific documents such as hotel bills, patient admissions/discharge forms, airline tickets, packing slips and invoices. A multipath printer for multipart forms, Documax offers a dual-tractor feature which allows the operator to switch automatically from one form to another. The original Documax versions print at speeds up to 333 cps and generate bar codes, OCR and industrial graphics as well. In 1996, the Company began shipping a 600 cps version of Documax. The Performax line is a family of high speed wide carriage serial impact dot matrix printers which operate at speeds up to 622 cps. The XL line is a family of medium speed wide carriage serial impact dot matrix printers which operate at speeds ranging from 300 to 400 cps.

         The Company also provides a line of portable and desktop thermal printers. These are used primarily for printing one packing or shipping label at a time, with the ability to use a label stock which has no silicone coated liner. The "liner-free" stock offers several advantages over conventional liner-backed labels, including more printable labels per roll, superior print image and durability, and elimination of label liner waste, resulting in lower cost of use and greater efficiency. In 1994, the Company introduced the "FreeLiner(TM)," its first line of portable thermal printers, and commenced shipments of a desktop version of the printer, the "FreeLiner DT" in

1995. In 1996, the Company began shipments of the "WinLiner," its first internally developed and manufactured thermal printer, a portable 2-inch wide printer targeted at label and receipt applications which also take advantage of "liner-free" label adaptations.

         The Company announced in February 1997 that it had been awarded a contract by SABRE Travel Information Network(R) to develop and manufacture a new airline ticket printer. The development is expected to be completed in late 1997. The Company anticipates that this printer, which uses thermal printing technology, will be small, easy to use, and have a simpler design than currently available airline ticket printers, thus requiring less maintenance. Additional information concerning the Company's airline ticket printer is set forth under the caption "Sales and Distribution" below in this Item 1.

COMPETITION

         Competition in the computer printer industry is generally quite intense and some of the Company's competitors have greater financial and other resources. As the printer market continues to segment by speed, application and technology, the Company believes its dot matrix products to be competitive in the medium and high speed serial impact dot matrix printer markets for applications requiring high performance output of text, graphics and bar codes, and believes its thermal printer products to be competitive in the portable and desktop thermal printer markets. The Company believes that its products do not generally compete in "mass market" dot matrix and thermal printer applications. The Company's products are intended for use in industrial markets often avoided by large Japanese and domestic printer manufacturers, which may not deem these markets large enough to pursue.

MANUFACTURING AND QUALITY CONTROL

         The Company's printer manufacturing capabilities provide a strategic advantage over most competitors. Focusing on customer response time and high quality customer service, it can provide quick, on-time product delivery while maintaining low finished goods inventories by scheduling product configuration each day. All assemblies, including PC boards assembled by the Company, and raw materials, are pulled through to replenish stock consumed, thereby eliminating unnecessary inventories and scheduling. After configuration, the units are burned-in and are available for shipment within 24 hours. As a result, the product mix can be altered within hours, allowing the Company to quote delivery in a much shorter period than many of its competitors.

         The Company's manufacturing operation assembles products in accordance with its designs and specifications. It utilizes components and sub-assemblies procured from outside suppliers, some of which produce parts from tooling designed and owned by the Company. Most of the materials, components and subassemblies are available from a variety of sources and are generally not subject to significant price volatility. Although the Company has not experienced any significant problems in obtaining materials, components or subassemblies, future shortages could result in production delays which would adversely affect its business.

         Product design reflects an awareness of the practical aspects of manufacturing high quality products. Commonality of components and subassemblies across product lines provides efficiencies in quality control, productivity, material cost and inventory control. The Company utilizes automated component insertion, wave soldering and automated test equipment to reduce labor costs while maintaining high quality. The Company verifies the quality of its products by thorough testing at various stages of the assembly process.

WARRANTY AND SERVICE

         The Company warrants its printers against defects in workmanship, generally for one year, in addition to providing in-house depot repair service. Distributors and national third party service organizations provide on-site repair under service contracts. The Company has a technical support staff accessible to all customers through a toll-free telephone number, as well as through the Company's Internet Website.

         The Company's warranty experience over the past three years has ranged from approximately .3% to .4% of revenue. Total warranty expense for 1996, 1995 and 1994 was approximately $104,000, $88,000 and $78,000, respectively.

SALES AND DISTRIBUTION

         Printers, parts, accessories and consumables are sold through an international network of approximately 60 independent distributors and directly to large volume major accounts, which consist of end-users and original equipment manufacturers. During 1996, finished product sales to distributors represented 31% of total revenue, and finished product sales to major accounts represented 46%, compared to 35% and 44% in 1995, respectively.

         Distributors typically operate in nonexclusive territories on a local, regional, national or international basis. The distributors carry complementary lines of computers and peripheral products and may carry products competitive with the Company's products. They sell principally to large industrial companies, hospitals, banks, government agencies, educational institutions, airlines, rental car companies and travel agencies.

         Since 1993, the Company has been supplying Documax printers to SABRE(R) under a five year contract. The contract is, however, cancelable at any time by SABRE. Moreover, SABRE is under no contractual obligation to purchase any minimum number of printers from Datasouth during the term of the contract. Sales to SABRE were approximately $7,200,000 in 1996, $7,800,000 in 1995 and $4,800,000 in 1994, representing 30%, 30% and 22% of total sales from Datasouth's printer operations, respectively.

         As mentioned above under "Principal Products and Markets," the Company is currently developing a new airline ticket printer. As the travel market embraces a number of new technologies such as Internet reservation booking and electronic ticketing, it is essential to have cost-effective equipment in place at travel agency locations. This new ticket printer will provide an attractively priced alternative to traditional printers and will be affordable for even small travel agencies as SABRE continues its global expansion. Additionally, it will target satellite ticket printing applications in remote locations, such as corporate offices and hotels/motels. The Company believes that the engineering and design work for the new printer will be completed in late 1997, and sales of the printer will begin making a meaningful revenue contribution to the Company in 1998.

         The Company intends to continue aggressively pursuing new major account business in 1997, while maintaining and strengthening relationships with key distributors.

BACKLOG

         The Company sells its products to its customers pursuant to cancelable purchase orders and, accordingly, does not require firm quantity commitments. Customers generally issue cancelable purchase orders with short delivery lead times. The time lapse between receipt of a purchase order and shipment of printers generally ranges from one to 90 days. For this reason, the Company's production schedule is based substantially on anticipated releases, and management does not regard the backlog of purchase orders at any one time to be indicative of future trends in its revenue.

         As of December 31, 1996, the Company had unfilled cancelable purchase orders with an aggregate selling price of approximately $1,821,000, compared with $755,000 and $3,150,000 as of December 31, 1995 and 1994, respectively.

ADVERTISING AND PROMOTION

         The Company participates in numerous regional, national, and international trade shows and actively promotes its products through direct mail, telemarketing and co-op advertising arrangements with distributors. It also advertises its products in publications serving the industrial markets targeted by its products. Advertising costs were approximately $227,000, $198,000 and $244,000 in 1996, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

         The Company employs over 20 engineers, technicians and support personnel to engage in basic and applied research. In 1996, the Company released a new 600 cps version of its Documax printer and an internally-developed portable thermal printer, the "WinLiner." In 1997, the primary focus of the Company's engineering team will be the development of a new ATB2 airline ticket printer, designed in conjunction with SABRE, which is expected to be completed in the fourth quarter of 1997. In addition, engineering efforts are focused on enhancement of existing products to expand market penetration, and customization of existing products to meet special printing applications for specific customer needs. As opportunities arise, new markets and technologies will also be explored in conjunction with strategic business partners such as SABRE, where the Company believes it can add value through design, manufacturing or distribution capabilities.

         Total research and development expense was $1,568,000, $1,872,000, and $1,515,000 in 1996, 1995 and 1994, respectively.

PATENTS, TRADEMARKS AND RELATED CONTRACTS

         The Company's business is not dependent upon the existence of any patents, trademarks or related contracts.

EMPLOYEES

         As of December 31, 1996, the Company had 120 full-time employees, most of whom were located at Datasouth's administrative and manufacturing facility in Charlotte, North Carolina. No employees are subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management believes that its relationship with employees is good.

EXPORT SALES

         Sales to non-domestic customers, located principally in Western Europe, Southeast Asia and South America, totaled approximately $2,954,000 in 1996, $2,361,000 in 1995, and $1,700,000 in 1994.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Atlanta, Georgia in approximately 2,000 square feet of office space leased from Delta Life Insurance Company, an affiliate of J. Mack Robinson, the Company's Chairman of the Board. The lease expires in December 2002, subject to several renewal options on the part of the Company.

         Datasouth's administrative offices and operations are located in Charlotte, North Carolina in approximately 60,000 square feet of fully-utilized leased facilities. Although present facilities are suitable and adequate for its current needs, the Company owns approximately eight acres of land contiguous to its Charlotte facility for future expansion, if necessary. Datasouth's main administrative and manufacturing facility is leased through December 1998 having a three year renewal option, and additional office and warehousing space is leased through December 1997. The Company expects that the lease expiring in 1997 will be renewed at terms similar to the existing lease.

         The Company anticipates that its current office space will be suitable for its anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock, par value $.01 per share (the "Common Stock"), trades on The Nasdaq Stock Market under the symbol "BULL." The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported by The Nasdaq Stock Market. Such prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions.

                   1996                HIGH             LOW
                  First Quarter       2.94             2.44
                  Second Quarter      3.44             2.44
                  Third Quarter       2.88             2.13
                  Fourth Quarter      2.81             2.06

                  1995
                  First Quarter       2.56             1.63
                  Second Quarter      3.19             2.03
                  Third Quarter       4.25             2.75
                  Fourth Quarter      4.00             2.56



HOLDERS

         As of February 28, 1997, there were 3,114 holders of record of Common Stock.

DIVIDENDS

         It is the present policy of the Company's Board of Directors to retain all earnings to finance the development and growth of the Company's business. The Company has never declared or paid a cash dividend on its Common Stock. The Company's future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         The information required by this item is set forth under the captions "Bull Run Corporation - Management's Discussion and Analysis" and "Datasouth Computer Corporation - Management's Discussion and Analysis" on pages 20 through 23 and page 36 in the Company's 1996 Annual Report, which is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are set forth on pages 24 through 34 and pages 37 through 40 in the Company's 1996 Annual Report, and the supplementary data required by this item is set forth under the caption "Selected Quarterly Financial Data (Unaudited)" on pages 12 and 35 in the Company's 1996 Annual Report, which is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Except for the information stated below, the information required by this item is set forth under the caption "Election of Directors - General" on pages 3 and 4, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 4 of the Company's Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

         In addition to Messrs. Prather, Howell and Robinson listed above, the Company has the following executive officer:

FREDERICK J. ERICKSON, 38, has been Vice President - Finance, Treasurer and Chief Financial Officer of the Company since 1994; Executive Vice President - Finance & Administration of Datasouth since March 1997; Vice President - Finance & Administration of Datasouth from 1993 to March 1997; and Chief Financial Officer, Treasurer and Secretary of Datasouth since 1993. He was employed by Coopers & Lybrand from 1981 to 1993 as a certified public accountant.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is set forth under the captions "Executive Compensation," "Long Term Incentive Plans," "Employee Incentive Plans" and "Employment Arrangements" on pages 5 and 6 of the Company's Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Election of Directors" on pages 3 and 4 of the Company's Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" on page 7 of the Company's Proxy Statement dated March 18, 1997, which is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Documents filed as part of this Report

         (1)     Financial Statements and Related Independent Auditors' Reports:

                 The following consolidated financial statements of the Company and Independent Auditors' Report are incorporated by reference in Item 7 from the Company's 1996 Annual Report:
                           Independent Auditors' Report
                           Consolidated Balance Sheets as of December 31, 1996
                                  and 1995
                           Consolidated Statements of Income for the
                                  years ended December 31, 1996, 1995 and 1994
                                  December 31, 1996, 1995 and 1994
                           Consolidated Statements of Stockholders' Equity for
                                  the years ended December 31, 1996, 1995 and
                                  1994
                           Consolidated Statements of Cash Flows for the years
                                  ended December 31, 1996, 1995 and 1994
                           Notes to Consolidated Financial Statements
                           Supplementary Data, Selected Quarterly Financial
                                  Data (Unaudited)

                 The following consolidated financial statements of Datasouth and Independent Auditors' Report are incorporated by reference in Item 7 from the Company's 1996 Annual Report:
                           Independent Auditors' Report
                           Consolidated Statement of Income for the period
                                 January 1, 1994 through November 29, 1994
                           Consolidated Statement of Cash Flows for the period
                                 January 1, 1994 through November 29, 1994
                           Notes to Consolidated Financial Statements
                           Supplementary Data, Selected Quarterly Financial
                                 Data (Unaudited)

                 Independent Auditors' Report on the financial statements of Capital Sports Properties, Inc. as of June 30, 1996 and December 31, 1995, and the six months ended June 30, 1996 and each of the years in the two year period ended December 31, 1995 on page F-1 of this report

                 Independent Auditors' Report on the consolidated financial statements of Host Communications, Inc. as of June 30, 1996 and 1995 and for the years then ended on page F-2 of this report



         (2)     List of Executive Compensation Plans and Contracts

                           Employment Agreement - Robert S. Prather, Jr. Employment Agreement - James W. Busby
                           Employment Agreement - Frederick J. Erickson
                           1994 Long Term Incentive Program
                           Non-Employee Directors' 1994 Stock Option Plan Datasouth Employee Incentive Plan

         (3)     Exhibits


                  Exhibit
                  Numbers  Description

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

                   (3.1)       Articles of Incorporation (b)

                   (3.2)       Certificate of Amendment to Articles of Incorporation, filed November 29, 1994 (b)

                   (3.3)       By-laws of the Registrant (b)

                  (10.1)       Employment Agreement - Robert S. Prather, Jr. (k)

                  (10.2)       Employee Agreement - James W. Busby (e)

                  (10.3)       Employee Agreement - Frederick J. Erickson (e)

                  (10.4)       1994 Long Term Incentive Plan (b)

                  (10.5)       Non-Employee Directors' 1994 Stock Option Plan (b)

                  (10.6)       1987 Non-Qualified Stock Option Plan (d)

                  (10.7)       Employee Incentive Plans (h)

                  (10.8)       Lease Agreement between Delta Life Insurance Company and Bull Run Corporation
                               dated as of January 1, 1993 (a)

                  (10.9)       Lease Agreements between Hans L. Lengers and Datasouth Computer Corporation dated November 27, 1981 (e)

                  (10.10)      Loan Agreement between Bull Run Corporation and Bank South, N.A., dated
                               March 29, 1995 (f)

                  (10.11)      First Modification of Loan Agreement between Bull Run Corporation and Bank South,
                               N.A., dated January 3, 1996 (g)

                  (10.12)      Second Modification of Loan Agreement between Bull Run Corporation and
                               NationsBank, N.A. (South), dated September 24, 1996 (j)

                  (10.13)      Third Modification of Loan Agreement between Bull Run Corporation and NationsBank,
                               N.A. (South), dated January 27, 1997 (k)

                  (10.14)      First Term Note dated January 3, 1996 (g)

                  (10.15)      Second Term Note dated January 3, 1996 (g)

                  (10.16)      Third Term Loan Note dated September 24, 1996 (k)

                  (10.17)      Revolving Credit Note dated January 27, 1997 (k)

                  (10.18)      Credit Agreement between Datasouth Computer Corporation and Wachovia Bank of
                               North Carolina, N.A. dated April 3, 1996 (i)

                  (10.19)      Gray Communications Systems, Inc. Warrant dated September 24, 1996 (487,500 shares) (k)

                  (10.20)      Gray Communications Systems, Inc. Warrant dated September 24, 1996 (250,000 shares) (k)

                  (11)         Computation of Earnings per Share (k)

                  (12)         1996 Annual Report to Shareholders (k)






                 Exhibit
                 Numbers                   Description

                  (21)         List of Subsidiaries of Registrant (h)

                  (23.1)       Consent of Ernst & Young LLP (k)

                  (23.2)       Consent of KPMG Peat Marwick LLP (k)

                  (23.3)       Consent of KPMG Peat Marwick LLP (k)

                  (27)         Financial Data Schedule (k)

                  (99)         Proxy Statement dated March 18, 1997 (k)

         (a) Incorporated by reference to Form 10-KSB Annual Report for the year ended December 31, 1992*
         (b) Incorporated by reference to Form S-4, Registration Statement, effective November 3, 1994
         (c) Incorporated by reference to Form 10-KSB Annual Report for the year ended December 31, 1993*
         (d) Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 1988
         (e) Incorporated by reference to Form 10-KSB Annual Report for the year ended December 31, 1994*
         (f) Incorporated by reference to Form 8-K Current Report dated as of March 29, 1995*
         (g) Incorporated by reference to Form 8-K Current Report dated as of January 3, 1996*
         (h) Incorporated by reference to Form 10-KSB Annual Report for the year ended December 31, 1995*
         (i) Incorporated by reference to Form 10-QSB/A-1 Quarterly Report for the period ended March 31, 1996*
         (j) Incorporated by reference to Form 10-QSB Quarterly Report for the period ended September 30, 1996*
         (k) Filed herewith
         * Commission file number 0-9385


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.


                                  BULL RUN CORPORATION


                                  BY:   /s/ ROBERT S. PRATHER, JR.
                                        Robert S. Prather, Jr.
                                        President and Chief Executive Officer



        Signature                           Title                    Date



/s/ ROBERT S. PRATHER, JR.            President, Chief           MARCH 24, 1997
    Robert S. Prather, Jr.            Executive Officer and
                                      Director
                                      (Principal Executive
                                      Officer)

/s/ GERALD N. AGRANOFF                Director                   MARCH 24, 1997
    Gerald N. Agranoff


/s/ JAMES W. BUSBY                    Director                   MARCH 24, 1997
   James W. Busby


/s/ FREDERICK J. ERICKSON             Vice President -           MARCH 24, 1997
   Frederick J. Erickson              Finance and
                                      Treasurer
                                      (Principal Accounting
                                      and Financial Officer)

/s/ HILTON H. HOWELL, JR.             Vice President,            MARCH 24, 1997
   Hilton H. Howell, Jr.              Secretary and Director


/s/ ALEX C. RITCHIE                   Director                   MARCH 24, 1997
   Alex C. Ritchie


/s/ J. MACK ROBINSON                  Chairman of the Board      MARCH 24, 1997
   J. Mack Robinson