Form 10-Q
period 1997-03-31
BULL RUN CORP
filed 1997-05-12
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (404) 266-8333
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,189,217 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 1997.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            March 31,        December 31,
                                                                               1997             1996
                                ASSETS

   Current assets:
      Cash and cash equivalents .........................................   $     73,415    $     81,291
      Accounts receivable ...............................................      4,267,371       4,074,357
      Inventories .......................................................      3,333,087       3,315,093
      Other .............................................................        311,775         197,046
                                                                            ------------    ------------
           Total current assets .........................................      7,985,648       7,667,787
   Property and equipment, net ..........................................      2,232,611       2,250,616
   Investment in affiliated companies ...................................     53,618,780      53,752,467
   Goodwill .............................................................      3,815,001       3,890,298
   Other assets .........................................................        279,273         290,201
                                                                            ------------    ------------

                                                                            $ 67,931,313    $ 67,851,369
                                                                            ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt .................................   $    500,000    $    500,000
      Accounts payable ..................................................      1,834,119       2,116,087
      Accrued and other liabilities:
         Employee compensation and related taxes ........................        344,794         541,788
         Interest .......................................................        288,319         307,570
         Other ..........................................................        272,926         212,784
                                                                            ------------    ------------
           Total current liabilities ....................................      3,240,158       3,678,229
                                                                            ------------    ------------
   Long-term debt .......................................................     33,133,795      31,363,795
                                                                            ------------    ------------
   Deferred income taxes ................................................      4,541,248       4,491,248
                                                                            ------------    ------------

   Stockholders' equity:
      Common stock ($.01 par value, authorized 100,000,000 shares; issued
         22,420,727 shares as of March 31, 1997 and 22,324,727 shares
         as of December 31, 1996) .......................................        224,207         223,247
      Additional paid-in capital ........................................     20,624,577      20,541,537
      Retained earnings .................................................      9,010,552       8,990,642
      Treasury stock, at cost (1,141,510 shares as of
         March 31, 1997 and 580,500 shares as of
         December 31, 1996) .............................................     (2,843,224)     (1,437,329)
                                                                            ------------    ------------
            Total stockholders' equity ..................................     27,016,112      28,318,097
                                                                            ------------    ------------

                                                                            $ 67,931,313    $ 67,851,369
                                                                            ============    ============

      See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                                 Three Months Ended
                                                                       March 31
                                                                1997             1996
                                                                ----             ----
     Revenue from printer operations ....................   $  5,464,744    $  6,044,321
     Cost of goods sold .................................      3,936,517       4,269,401
                                                            ------------    ------------
         Gross profit ...................................      1,528,227       1,774,920
                                                            ------------    ------------

     Other operating revenue:
         Consulting fees ................................        598,281         366,674
         Royalties ......................................                          1,032
                                                            ------------    ------------
                                                                 598,281         367,706
                                                            ------------    ------------
     Operating expenses:
         Research and development .......................        484,036         454,661
         Selling, general and administrative ............      1,108,984       1,325,927
                                                            ------------    ------------
                                                               1,593,020       1,780,588
                                                            ------------    ------------

     Income from operations .............................        533,488         362,038

     Other income (expense):
         Equity in earnings (losses) of affiliated
             companies ..................................       (184,455)         15,870
         Interest and dividend income ...................        275,317         192,046
         Interest expense ...............................       (591,166)       (475,995)
                                                            ------------    ------------

     Income before income taxes and cumulative effect
             of accounting change .......................         33,184          93,959
     Income tax provision ...............................         13,274          45,100
                                                            ------------    ------------

     Income before cumulative effect of accounting change         19,910          48,859
     Cumulative effect of accounting change recognized
             by affiliate (net of $141,280 tax benefit) .                       (274,248)
                                                            ------------    ------------

     Net income (loss) ..................................         19,910        (225,389)

     Retained earnings, beginning of period .............      8,990,642       3,683,090
                                                            ------------    ------------
     Retained earnings, end of period ...................   $  9,010,552    $  3,457,701
                                                            ============    ============


     Earnings per share:
        Income before cumulative effect of accounting
            change ......................................   $        .00    $        .00
        Cumulative effect of accounting change ..........                           (.01)
                                                            ------------     ------------
        Net income (loss) ...............................   $        .00    $       (.01)
                                                            ============    ============

     Weighted average number of common
           shares outstanding ...........................     22,258,977      23,113,055

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Three Months Ended
                                                                                March 31
                                                                            ----------------
                                                                         1997             1996
                                                                         ----             ----
     Cash flows from operating activities:
         Net income (loss) ......................................   $     19,910    $   (225,389)
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
              Cumulative effect of accounting change ............                        415,528
              Depreciation and amortization .....................        237,986         251,974
              Equity in (earnings) losses of affiliated companies        184,455         (15,870)
              Accrued preferred dividend income .................        (75,000)
              Change in operating assets and liabilities:
                  Accounts receivable ...........................       (193,014)       (609,938)
                  Inventories ...................................        (17,994)        231,845
                  Other current assets ..........................        (86,826)        (33,410)
                  Accounts payable and accrued expenses .........       (465,974)        247,869
                  Deferred income taxes .........................         50,000        (141,280)
                                                                    ------------    ------------
              Net cash provided by (used in) operating activities       (346,457)        121,329
                                                                    ------------    ------------

     Cash flows from investing activities:
         Capital expenditures ...................................       (133,757)       (153,242)
         Investment in affiliated companies .....................                       (480,663)
         Note purchased from affiliated company .................                    (10,000,000)
         Dividends received from affiliated companies ...........         24,232          24,832
                                                                    ------------    ------------
              Net cash used in investing activities .............       (109,525)    (10,609,073)
                                                                    ------------    ------------

     Cash flows from financing activities:
         Borrowings on revolving lines of credit ................      4,755,000       2,872,000
         Repayments on revolving lines of credit ................     (2,985,000)     (2,330,000)
         Proceeds from long-term debt ...........................                     10,103,195
         Loan commitment fees ...................................                        (50,000)
         Repurchase of common stock .............................     (1,405,894)       (201,419)
         Exercise of incentive stock options ....................         84,000          15,750
                                                                    ------------    ------------
              Net cash provided by financing activities .........        448,106      10,409,526
                                                                    ------------    ------------

     Net decrease in cash and cash equivalents ..................         (7,876)        (78,218)
     Cash and cash equivalents, beginning of period .............         81,291         145,867
                                                                    ------------    ------------

     Cash and cash equivalents, end of period ...................   $     73,415    $     67,649
                                                                    ============    ============

     Supplemental cash flow disclosures:
         Interest paid ..........................................   $    610,715    $    160,389
         Income taxes paid (received) ...........................         (8,823)        416,375


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-KSB of Bull Run Corporation for the year ended December 31, 1996.


2. The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth", and collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.


3. The Company accounts for its investments in Gray Communication Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP") using the equity method. The excess of the Company's investments in Gray, HCI and CSP over the underlying equity thereof is being amortized over forty years, with such amortization (totaling $152,000 and $107,000 in the three months ended March 31, 1997 and 1996, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's 15.4% equity investment position in Gray as of March 31, 1997 (with such position representing a 24.5% voting interest in Gray). Gray is a Southeast United States communications company located in Albany, Georgia which operates seven television stations, three daily newspapers, two advertising weekly shoppers, satellite uplink and production businesses, and a communications and paging business.

         The Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through its investment in CSP, was 29.9% as of March 31, 1997. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a face value of $5 million. HCI, based in Lexington, Kentucky, and its 33.8% affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events.

         The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses. As a result of such adoption, HCI recognized a $4.6 million charge against its first quarter earnings, representing the after-tax cumulative effect of the accounting change. The Company reported 9.1% of such charge, or $415,000, less a $141,000 deferred tax benefit, as a charge against its first quarter 1996 earnings.

         Aggregate operating results of affiliated companies (reflecting Gray and CSP for the three months ended March 31, 1997 and 1996, combined with HCI for the three months ended September 30, 1996 and 1995) were as follows:




                                        Three Months Ended    Three Months Ended
                                            March 31, 1997        March 31, 1996
                                            --------------        --------------

Operating revenue ......................       $ 29,361,000        $ 26,322,000
Income from operations .................          4,377,000           1,689,000
Loss before cumulative effect
   of accounting change ................           (277,000)           (412,000)
Net loss ...............................           (277,000)         (4,971,000)


4. Inventories associated with Datasouth's printer manufacturing operations consisted of the following:

                                             March 31, 1997    December 31, 1996
                                             --------------    -----------------

Raw materials ........................           $2,353,844           $2,356,086
Work-in-process ......................              661,236              673,208
Finished goods .......................              318,007              285,799
                                                 ----------           ----------
                                                 $3,333,087           $3,315,093
                                                 ==========           ==========


5. In connection with the repurchase by the Company of 500,000 shares of its common stock in January 1997 for $1,250,000, the Company modified a revolving bank credit facility to increase the available borrowings under such facility from $2 million to $3.5 million. This facility, which expires in April 1998, had an outstanding balance of $2,748,795 on March 31, 1997. In addition, the Company has a second bank credit facility for revolving loans of up to $3 million, on which $2,385,000 was outstanding as of March 31, 1997. This second bank credit facility expires in April 1999.


6. The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7. Earnings per share is based on the weighted average number of shares of the Company's common stock and common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the first quarter ended March 31, 1997 or 1996. Likewise, the impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to result in any change.

In February 1997, FASB also issued Statement No. 129, "Disclosure Information about Capital Structure", which is also required to be adopted on December 31, 1997. Statement No. 129 is not expected to have a material effect on the Company's financial statements.


8. The Company has exceeded $25,000,000 in public float as of the end of each of the last two fiscal years. As a result, it is no longer considered a "small business issuer".

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Total revenue for the three months ended March 31, 1997, primarily from the printer manufacturing operations of Datasouth Computer Corporation ("Datasouth"), a wholly-owned subsidiary of Bull Run Corporation (collectively, with Datasouth, unless the context otherwise requires, the "Company"), was $6,063,000, compared to $6,412,000 for the same period in 1996. Gross profit from printer operations of 28.0% for the three months ended March 31, 1997, decreased from 29.4% during the same period in 1996 primarily due to a different mix of products sold and greater manufacturing overhead efficiencies gained in 1996 as a result of higher unit volumes.

 Printer sales to the Company's largest customer were approximately $2.1 million for the three months ended March 31, 1997, as compared to approximately $1.9 million for the same period in 1996. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers.

 The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and acquisition financing. The Company invoiced Gray for fees totaling $700,000 during the three months ended March 31, 1997 in connection with Gray's completed and pending acquisitions, of which $107,000 was deferred for future period revenue recognition. Income on approximately 15.2% of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Deferred consulting fees were $374,000 as of March 31, 1997. Consulting fee income of $368,000 was recognized during the three months ended March 31, 1996. There can be no assurance that the Company will recognize any consulting fees in the future.

 Operating expenses of $1,593,000 for the three months ended March 31, 1997 represented a 10.5% reduction as compared to the same period last year, due in part to comparatively lower employee compensation expenses and certain marketing costs, net of increases in research and development expenses. Research and development costs were higher in 1997, as anticipated, due to a project to design an airline ticket printer for the Company's largest customer. The Company currently expects the project to be completed late in 1997. Operating expenses included goodwill amortization of $75,000 for each of the three month periods ended March 31, 1997 and 1996.

 Equity in earnings (losses) of affiliated companies, totaling $(184,000) and $16,000 for the three months ended March 31, 1997 and 1996, respectively, included the Company's proportionate share of the earnings of Gray, Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP"), net of goodwill amortization totaling $152,000 and $107,000 for the respective periods.

 Interest expense, net of interest earned on an 8% Subordinated Note due from Gray in the principal amount of $10 million (the "8% Note") and dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $316,000 and $284,000 for the three months ended March 31, 1997 and 1996, respectively, was attributable to bank term loans and borrowings on the Company's revolving credit facilities. The 8% Note was exchanged for 1,000 shares of Gray's series A preferred stock in September 1996.

 The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

 In January 1996, the Company purchased the 8% Note issued by Gray for $10.0 million. In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the Company to cash dividends at an annual rate of $800 per share. At that same time, the Company acquired, for $5.0 million, 500 shares of Gray's series B preferred stock. Dividends on such series B preferred stock are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will be paid in additional shares of series B preferred stock for the foreseeable future.

 The Company modified its Loan Agreement in connection with the purchase of the 8% Note and the acquisition of Gray's series B preferred stock in order to increase its outstanding bank term loan borrowings by $10.0 million in January 1996 and an additional $5.0 million in September 1996. The bank term loans, totaling $28.5 million as of March 31, 1997, are payable in monthly installments of $250,000 beginning February 1999, and currently bear interest at the London Interbank Offered Rate ("LIBOR"), plus 1.75% (7.34% for the 120-day period including March 31, 1997).

 In January 1997, the Company increased the available borrowings under a bank credit facility, which expires April 1998, to $3.5 million. Borrowings under this facility ($2,749,000 at March 31, 1997) bear interest at the bank's prime rate (8.5% as of March 31, 1997). The Company also has a bank credit facility for revolving loans of up to $3.0 million through April 1999, bearing interest principally at LIBOR plus 2.25% (7.80% for the 90-day period including March 31, 1997), on which $2,385,000 was outstanding as of March 31, 1997. Although there exists no commitment to repay any amounts outstanding on the revolving credit facilities during the next twelve months, the Company estimates the aggregate amount outstanding on the revolving credit facilities will be reduced by approximately $500,000 during that period, and accordingly, such amount was recorded as a short-term obligation as of March 31, 1997.

 The Company's total working capital of $4.7 million as of March 31, 1997 increased from $4.0 million as of December 31, 1996, primarily as a result of an increase in accounts receivable and a reduction in accounts payable. In April 1997, the Company announced that its Board of Directors had authorized a new Stock Repurchase Program for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the three months ended March 31, 1997, 561,010 shares were repurchased under a previous repurchase program at a total cost of $1,406,000. Through April 30, 1997, the Company had repurchased a total of 1,211,510 shares at an average cost of $2.49 per share since the initial repurchase program was authorized in November 1994.

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

                                    BULL RUN CORPORATION




Date:  May 12, 1997        By:      /s/ FREDERICK J. ERICKSON
                                    -------------------------
                                    Frederick J. Erickson
                                    Vice President-Finance, Treasurer
                                    and Assistant Secretary

                       (Mr. Erickson is the Chief Financial Officer and has been
                           duly authorized to sign on behalf of the registrant.)