Form 10-Q
period 1997-06-30
BULL RUN CORP
filed 1997-08-14
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

 --- TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM   __________________ TO _______________.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,270,217 shares of Common Stock, par value $.01 per share, were outstanding as of July 31, 1997.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                              BULL RUN CORPORATION
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                    (UNAUDITED)
                                                                                June 30,                December 31,
                                                                                  1997                      1996
                        ASSETS
   Current assets:
      Cash and cash equivalents............................................    $     319,458              $     81,291
      Accounts receivable..................................................        4,133,831                 4,074,357
      Inventories..........................................................        3,363,902                 3,315,093
      Other................................................................          466,164                   197,046
                                                                                 -----------               -----------
           Total current assets............................................        8,283,355                 7,667,787
   Property and equipment, net.............................................        2,140,111                 2,250,616
   Investment in affiliated companies......................................       53,681,745                53,752,467
   Goodwill................................................................        3,739,704                 3,890,298
   Other assets............................................................          256,564                   290,201
                                                                                 -----------               -----------

                                                                               $  68,101,479              $ 67,851,369
                                                                                  ==========               ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Note payable and current portion of long-term debt...................      $ 1,143,750              $    500,000
      Accounts payable.....................................................        1,949,827                 2,116,087
      Accrued and other liabilities:
         Employee compensation and related taxes...........................          281,832                   541,788
         Interest..........................................................          614,788                   307,570
         Other.............................................................          234,534                   212,784
                                                                                 -----------               -----------
           Total current liabilities.......................................        4,224,731                 3,678,229
                                                                                 -----------               -----------
   Long-term debt..........................................................       33,106,045                31,363,795
                                                                                 -----------               -----------
   Deferred income taxes...................................................        4,401,248                 4,491,248
                                                                                 -----------               -----------

   Stockholders' equity:
      Common stock ($.01 par value, authorized 100,000,000 shares; issued
         22,570,727 shares as of June 30, 1997 and 22,324,727 shares
   as of December 31, 1996)................................................          225,707                   223,247
      Additional paid-in capital...........................................       20,790,186                20,541,537
      Retained earnings....................................................        8,541,732                 8,990,642
      Treasury stock, at cost (1,306,510 shares as of
         June 30, 1997 and 580,500 shares as of
         December 31, 1996)................................................       (3,188,170)               (1,437,329)
                                                                                 -----------               -----------
            Total stockholders' equity.....................................       26,369,455                28,318,097
                                                                                 -----------               -----------

                                                                                $ 68,101,479              $ 67,851,369
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



                                                           BULL RUN CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           AND RETAINED EARNINGS
                                                               (UNAUDITED)

                                                          Three Months Ended                       Six Months Ended
                                                                June 30                                 June 30

                                                          1997            1996                 1997              1996
Revenue from printer operations.....................  $ 5,101,973     $ 5,810,464          $ 10,566,717      $ 11,854,785
Cost of goods sold..................................    3,788,542       4,151,990             7,725,059         8,421,391
                                                        ---------       ---------             ---------         ---------
  Gross profit......................................    1,313,431       1,658,474             2,841,658         3,433,394
                                                        ---------       ---------             ---------         ---------

Consulting fee income...............................        8,995           1,674               607,276           369,380
                                                         --------       ---------             ---------         ---------

Operating expenses:
  Research and development..........................      610,494         382,338             1,094,530           836,999
  Selling, general and administrative...............    1,146,703       1,096,481             2,255,687         2,422,408
                                                        ---------       ---------             ---------        ----------
                                                        1,757,197       1,478,819             3,350,217         3,259,407
                                                        ---------       ---------             ---------        ----------

Income (loss) from operations.......................     (434,771)        181,329                98,717           543,367

Other income (expense):
  Equity in earnings (losses) of affiliated
    companies.......................................       36,429         693,939              (148,025)          709,809
  Interest and dividend income......................      275,764         200,245               551,081           393,787
  Interest expense..................................     (658,292)       (512,166)           (1,249,459)         (989,657)
                                                         --------        --------            ----------          --------

Income (loss) before income taxes and cumulative
  effect of accounting change.......................     (780,870)        563,347              (747,686)          657,306

Income tax benefit (provision)......................      312,050        (270,453)              298,776          (315,553)
                                                        ---------       ---------             ---------         ---------

Income (loss) before cumulative effect of
  accounting change.................................     (468,820)        292,894              (448,910)          341,753

Cumulative effect of accounting change recognized
  by affiliate (net of $141,280 tax benefit)........                                                             (274,248)
                                                        ----------      ---------             ----------        ---------

Net income (loss)...................................     (468,820)        292,894              (448,910)           67,505

Retained earnings, beginning of period..............    9,010,552       3,457,701             8,990,642         3,683,090
                                                        ---------       ---------            ----------         ---------

Retained earnings, end of period....................  $ 8,541,732     $ 3,750,595           $ 8,541,732       $ 3,750,595
                                                        =========       =========            ==========         =========

Earnings (loss) per share:
  Income (loss) before cumulative effect of
    accounting change...............................       $ (.02)        $   .01                $ (.02)           $  .01
  Cumulative effect of accounting change............                                                                 (.01)
                                                             -----            ----                 ----              ----
  Net income (loss).................................       $ (.02)        $   .01                $ (.02)           $  .00
                                                              ====            ====                 ====              ====

Weighted average number of common
  shares outstanding................................   22,018,459      23,083,978            22,138,718        23,099,180

     See accompanying notes to condensed consolidated financial statements.



                                                                   BULL RUN CORPORATION
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (UNAUDITED)

                                                                                       Six Months Ended
                                                                                             June 30
                                                                                    1997                1996
Cash flows from operating activities:
   Net income (loss)......................................................    $  (448,910)          $    67,505
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Cumulative effect of accounting change.............................                              415,528
       Depreciation and amortization......................................        478,980               496,970
       Equity in (earnings) losses of affiliated companies................        148,025              (709,809)
       Accrued preferred dividend income..................................       (150,000)
       Change in operating assets and liabilities:
          Accounts receivable.............................................        (59,474)              150,294
          Inventories.....................................................        (48,809)              290,628
          Other current assets............................................        (50,665)                2,558
          Accounts payable and accrued expenses...........................       (315,701)             (245,065)
          Deferred income taxes...........................................        (90,000)              114,720
                                                                               -----------          -----------
       Net cash provided by (used in) operating activities................       (536,554)              583,329
                                                                               -----------          -----------

Cash flows from investing activities:
   Capital expenditures...................................................       (184,243)             (199,622)
   Investment in affiliated companies.....................................                             (483,182)
   Note purchased from affiliated company.................................                          (10,000,000)
   Dividends received from affiliated company.............................         72,696                24,832
                                                                               -----------          -----------
       Net cash used in investing activities..............................       (111,547)          (10,657,972)
                                                                               -----------          -----------

Cash flows from financing activities:
   Borrowings on revolving lines of credit ...............................      7,236,000             5,798,195
   Borrowing on note payable..............................................        500,000
   Repayments on revolving lines of credit................................     (5,350,000)           (5,268,000)
   Proceeds from long-term debt...........................................                           10,000,000
   Loan commitment fee....................................................                              (50,000)
   Repurchase of common stock.............................................     (1,750,841)             (265,484)
   Exercise of incentive stock options....................................        251,109                26,251
                                                                               ----------           -----------
      Net cash provided by financing activities...........................        886,268            10,240,962
                                                                               ----------           -----------

   Net increase in cash and cash equivalents..............................        238,167               166,319
   Cash and cash equivalents, beginning of period.........................         81,291               145,867
                                                                               ----------           -----------

   Cash and cash equivalents, end of period...............................    $   319,458           $   312,186
                                                                               ==========           ===========

   Supplemental cash flow disclosures:
      Interest paid.......................................................     $  943,311           $  653,293
      Income taxes paid...................................................          9,677              566,650

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


3. The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP") using the equity method. The excess of the Company's investments in Gray, HCI and CSP over the underlying equity thereof is being amortized over forty years, with such amortization (totaling $305,000 and $214,000 in the six months ended June 30, 1997 and 1996, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

   The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's 15.3% equity investment position in Gray as of June 30, 1997 (with such position representing a 24.7% voting interest in Gray). Gray is a Southeast United States communications company located in Albany, Georgia which operates eight television stations, three daily newspapers, two advertising weekly shoppers, satellite uplink and production businesses, and a communications and paging business.

   The Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through its investment in CSP, was 29.7% as of June 30, 1997. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a liquidation value of $5 million as of June 30, 1997. HCI, based in Lexington, Kentucky, and its 33.8% affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events.

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

   Aggregate operating results of affiliated companies (reflecting Gray and CSP for the three months and six months ended June 30, 1997 and 1996, combined with HCI for the three months and six months ended December 31, 1996 and 1995) were as follows:

                                      Three Months Ended      Three Months Ended
                                         June 30, 1997           June 30, 1996
                                      ------------------      ------------------
 Operating revenue                       $ 34,552,000            $ 26,242,000
 Income from operations                     6,999,000               5,654,000
 Net income                                 1,107,000               6,053,000


                                       Six Months Ended        Six Months Ended
                                        June 30, 1997           June 30, 1996
                                       ----------------        ----------------
 Operating revenue                       $ 63,912,000            $ 52,564,000
 Income from operations                    11,374,000               7,343,000
 Income before cumulative effect
    of accounting change                      830,000               5,642,000
 Net income                                   830,000               1,083,000


4. Inventories associated with Datasouth's printer manufacturing operations consisted of the following:

                                         June 30, 1997         December 31, 1996
                                         -------------         -----------------
 Raw materials                            $ 2,430,918             $ 2,356,086
 Work-in-process                              613,459                 673,208
 Finished goods                               319,525                 285,799
                                            ---------               ---------
                                          $ 3,363,902             $ 3,315,093
                                            =========               =========


5. In connection with the repurchase by the Company of 500,000 shares of its common stock in January 1997 for $1,250,000, the Company modified a revolving bank credit facility to increase the available borrowings under such facility from $2 million to $3.5 million. This facility, which has been extended through May 1999, had an outstanding balance of $2,748,795 on June 30, 1997. The Company also has a second bank credit facility for revolving loans of up to $3 million, on which $2,501,000 was outstanding as of June 30, 1997. This second bank credit facility expires in April 1999. In addition, the Company had an outstanding demand note payable to a bank in the amount of $500,000 as of June 30, 1997.


6. The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7. Earnings (loss) per share is based on the weighted average number of shares of the Company's common stock and common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the three months or six months ended June 30, 1997 or 1996. Likewise, the impact of Statement No. 128 on the calculations of fully diluted earnings per share for these periods is not expected to result in any change.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Total revenue for the three months and six months ended June 30, 1997, primarily from the printer manufacturing operations of Datasouth Computer Corporation ("Datasouth"), a wholly-owned subsidiary of Bull Run Corporation (collectively, with Datasouth, unless the context otherwise requires, the "Company"), was $5,111,000 and $11,174,000, respectively, compared to $5,812,000 and $12,224,000 for the same respective periods in 1996. Gross profit from printer operations of 25.7% and 26.9% for the three months and six months ended June 30, 1997, respectively, decreased from 28.5% and 29.0% during the same respective periods in 1996 primarily due to a different mix of products sold and greater manufacturing overhead efficiencies gained in 1996 as a result of higher unit volumes.

   Printer sales to the Company's largest customer were approximately $1.7 million and $3.6 million for the three months and six months ended June 30, 1997, respectively, as compared to approximately $1.6 and $3.7 million for the same respective periods in 1996. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. As anticipated, the Company's 1997 printer sales have been adversely affected by a lack of new product revenue, which was a result of the concentration of research and development resources on a project to design a new airline ticket printer on behalf of the Company's largest customer. Initial shipments of the new printer are expected by late 1997, although no meaningful revenue contribution is expected from this product until 1998. The Company expects that from its largest customer alone, the new printer will generate revenue in excess of $25 million over a five year period.

   The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and acquisition financing. The Company invoiced Gray for fees totaling $708,000 during the six months ended June 30, 1997 in connection with Gray's completed and pending acquisitions, of which $108,000 was deferred for future period revenue recognition. Income on approximately 15.3% of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Deferred consulting fees were $373,000 as of June 30, 1997. Consulting fee income of $607,000 and $369,000 was recognized during the six months ended June 30, 1997 and 1996, respectively. There can be no assurance that the Company will recognize any consulting fees in the future.

   Research and development expenses of $610,000 and $1,094,000 for the three months and six months ended June 30, 1997, respectively, represented a $228,000 and $258,000 increase over the same respective periods last year, due to the airline ticket printer project discussed above. Selling, general and administrative expenses of $1,147,000 and $2,256,000 for the three months and six months ended June 30, 1997, respectively, represented a 4.6% increase and a 6.9% decrease over the same respective periods in 1996. Operating expenses included goodwill amortization of $75,000 for each of the three month periods and $151,000 for each of the six month periods ended June 30, 1997 and 1996.

   Equity in earnings (losses) of affiliated companies, totaling $36,000 and $694,000 for the three months ended June 30, 1997 and 1996, respectively, and $(148,000) and $710,000 for the six months ended June 30, 1997 and 1996, respectively, included the Company's proportionate share of the earnings of Gray, Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP"), net of goodwill amortization totaling $152,000 for each quarter in 1997 and $107,000 for each quarter in 1996. In addition to the increased goodwill amortization expense in 1997, the decrease in 1997 equity in earnings (losses) compared to 1996 was primarily due to a significant gain in 1996 recognized by an affiliate on the sale of certain operating assets.

   Interest expense, net of interest earned on an 8% Subordinated Note due from Gray in the principal amount of $10 million (the "8% Note") and dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $382,000 and $699,000 for the three months and six months ended June 30, 1997, respectively, and $312,000 and $596,000 for the same respective periods in 1996, was attributable to bank term loans and borrowings on the Company's revolving credit facilities. The 8% Note was exchanged for 1,000 shares of Gray's series A preferred stock in September 1996.

 The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

   In January 1996, the Company purchased the 8% Note issued by Gray for $10.0 million. In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the Company to cash dividends at an annual rate of $800 per share. At that same time, the Company acquired, for $5.0 million, 500 shares of Gray's series B preferred stock. Dividends on such series B preferred stock are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will continue to be paid in additional shares of series B preferred stock for the foreseeable future.

   The Company modified its Loan Agreement in connection with the purchase of the 8% Note and the acquisition of Gray's series B preferred stock in order to increase its outstanding bank term loan borrowings by $10.0 million in January 1996 and an additional $5.0 million in September 1996. The bank term loans, totaling $28.5 million as of June 30, 1997, are payable in monthly installments of $250,000 beginning February 1999, and currently bear interest at the London Interbank Offered Rate ("LIBOR"), plus 1.75% (7.56% for the 120-day period including June 30, 1997).

   Borrowings under a $3.5 million bank credit facility of $2,749,000 as of June 30, 1997 bear interest at the bank's prime rate (currently 8.5%). Subsequent to June 30, 1997, this facility was extended through May 1999. The Company also has a bank credit facility for revolving loans of up to $3.0 million through April 1999, bearing interest principally at LIBOR plus 2.25% (8.06% for the 90-day period including June 30, 1997), on which $2,501,000 was outstanding as of June 30, 1997. In addition, the Company has a $500,000 demand note payable to a bank outstanding as of June 30, 1997 bearing interest at the prime rate. There exists no commitment to repay any amounts outstanding on the revolving credit facilities during the next twelve months. An estimate of the aggregate amount that the revolving credit facilities will be reduced during that period was recorded as a short-term obligation as of June 30, 1997.

   The Company's total working capital of $4.1 million as of June 30, 1997 approximated total working capital of $4.0 million as of December 31, 1996. In April 1997, the Company announced that its Board of Directors had authorized a new Stock Repurchase Program for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the three months and six months ended June 30, 1997, 165,000 and 726,010 shares were repurchased under this and a previous repurchase program at a total cost of $345,000 and $1,751,000, respectively.

Through June 30, 1997, the Company had repurchased a total of 1,306,510 shares at an average cost of $2.44 per share since the initial repurchase program was authorized in November 1994.

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

                                   BULL RUN CORPORATION




Date:  August 14, 1997             By:      /s/ FREDERICK J. ERICKSON
                                            ------------------------------------
                                            Frederick J. Erickson
                                            Vice President-Finance, Treasurer
                                            and Assistant Secretary

                       (Mr. Erickson is the Chief Financial Officer and has been
                           duly authorized to sign on behalf of the registrant.)

                                   EXHIBIT 11

                              BULL RUN CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
           (Dollars and shares in thousands, except per share amounts)


                                                   SIX MONTHS ENDED            THREE MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                                      ------------                ----------
                                                  1997       1996             1997       1996
                                                  ----       ----             ----       ----
PRIMARY:
     Income (loss) before cumulative effect
       of accounting change                    $ (469)    $  293           $ (449)    $  342
     Cumulative effect of accounting change                                             (274)
                                                 ----        ---             ----       ----
     Net income (loss)                         $ (469)    $  293           $ (449)   $    68
                                                 ====        ===             ====       ====
Primary shares:
     Weighted average number of shares
       outstanding                             21,245     22,101           21,305     22,101
     Assuming exercise of options                 773        998              834        998
                                              -------    -------          -------    -------
     Weighted average number of shares
       outstanding, as adjusted                22,018     23,084           22,139     23,099
                                               ======     ======           ======     ======
Primary earnings (loss) per share:
     Income (loss) before cumulative effect
       of accounting change                    $ (.02)     $ .01           $ (.02)    $  .01
     Cumulative effect of accounting change                                             (.01)
                                                 ----        ---             ----       ----
     Net income (loss)                         $ (.02)     $ .01           $ (.02)    $  .00
                                                 ====        ===             ====       ====
ASSUMING FULL DILUTION:
     Income (loss) before cumulative effect
       of accounting change                    $ (469)    $  293           $ (449)    $  342
     Cumulative effect of accounting change                                             (274)
                                                 ----        ---             ----       ----
     Net income (loss)                         $ (469)    $  293           $ (449)   $    68
                                                 ====        ===             ====       ====
Fully diluted shares:
     Weighted average number of shares
       outstanding                             21,245     22,079           21,305     22,101
     Assuming exercise of options                 835      1,005              850        998
                                              -------    -------          -------    -------
     Weighted average number of shares
       outstanding, as adjusted                22,080     23,084           22,155     23,099
                                               ======     ======          =======    =======
Fully diluted earnings (loss) per share:
     Income (loss) before cumulative effect
       of accounting change                    $ (.02)     $ .01           $ (.02)    $  .01
     Cumulative effect of accounting change                                             (.01)
                                                 ----        ---             ----       ----
     Net income (loss)                         $ (.02)     $ .01           $ (.02)    $  .00
                                                 ====        ===             ====       ====