Form 10-Q
period 1997-09-30
BULL RUN CORP
filed 1997-11-12
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

        For the quarterly period ended September 30, 1997
                                       ------------------

                                       OR

 --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to _________________.



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,270,217 shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                              BULL RUN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            September 30,       December 31,
                                                                                1997                1996
                             ASSETS
Current assets:
   Cash and cash equivalents............................................    $   433,844           $    81,291
   Accounts receivable..................................................      4,030,212             4,074,357
   Inventories..........................................................      3,131,000             3,315,093
   Other................................................................        332,634               197,046
                                                                            -----------           -----------
        Total current assets............................................      7,927,690             7,667,787
Property and equipment, net.............................................      2,199,821             2,250,616
Investment in affiliated companies......................................     54,687,538            53,752,467
Goodwill................................................................      3,664,407             3,890,298
Other assets............................................................        286,079               290,201
                                                                            -----------           -----------
                                                                            $68,765,535           $67,851,369
                                                                            ===========           ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt..................    $ 1,400,000           $   500,000
   Accounts payable.....................................................      2,180,972             2,116,087
   Accrued and other liabilities:
      Employee compensation and related taxes...........................        431,603               541,788
      Interest..........................................................        492,287               307,570
      Other.............................................................        235,174               212,784
                                                                            -----------           -----------
        Total current liabilities.......................................      4,740,036             3,678,229
                                                                            -----------           -----------
Long-term debt..........................................................     33,963,342            31,363,795
                                                                            -----------           -----------
Deferred income taxes...................................................      4,061,248             4,491,248
                                                                            -----------           -----------
Stockholders' equity:
   Common stock ($.01 par value, authorized 100,000,000
      shares;  issued 22,576,727 shares as of September 30, 1997
      and 22,324,727 shares as of December 31, 1996)....................        225,767               223,247
   Additional paid-in capital...........................................     20,795,376            20,541,537
   Retained earnings....................................................      8,167,936             8,990,642
   Treasury stock, at cost (1,306,510 shares as of
      September 30, 1997 and 580,500 shares as of
      December 31, 1996)................................................     (3,188,170)           (1,437,329)
                                                                            -----------           -----------
            Total stockholders' equity..................................     26,000,909            28,318,097
                                                                            -----------           -----------
                                                                            $68,765,535           $67,851,369
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

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30                          September 30
                                                                -------------------------------------------------------------
                                                                     1997          1996                1997              1996
                                                                     ----          ----                ----              ----
Revenue from printer operations.............................   $ 5,545,313      $ 5,987,676        $16,112,030       $17,842,461
Cost of goods sold..........................................     3,979,577        4,390,992         11,704,636        12,812,383
                                                               -----------      -----------        -----------       -----------
         Gross profit.......................................     1,565,736        1,596,684          4,407,394         5,030,078
                                                               -----------      -----------        -----------       -----------
Consulting fee income.......................................        71,130          473,267            678,406           842,647
                                                               -----------      -----------        -----------       -----------
Operating expenses:
         Research and development...........................       692,083          349,227          1,786,613         1,186,226
         Selling, general and administrative................     1,024,091        1,164,095          3,279,778         3,586,503
                                                               -----------      -----------        -----------       -----------
                                                                 1,716,174        1,513,322          5,066,391         4,772,729
                                                               -----------      -----------        -----------       -----------

Income (loss) from operations...............................       (79,308)         556,629             19,409         1,099,996

Other income (expense):
     Equity in earnings (losses) of affiliated
         companies..........................................      (173,213)         962,478           (321,238)        1,672,286
     Gain on issuance of common shares by
         affiliated company.................................                      8,178,678                            8,178,678
     Interest and dividend income...........................       275,260          205,167            826,341           598,954
     Interest expense.......................................      (693,537)        (522,419)        (1,942,996)       (1,512,076)
                                                               -----------      -----------        -----------       -----------

Income (loss) before income taxes, extraordinary item
     and cumulative effect of accounting change.............      (670,798)       9,380,533         (1,418,484)       10,037,838
     Income tax benefit (provision).........................       297,002       (3,900,337)           595,778        (4,215,890)
                                                               -----------      -----------        -----------       -----------

Income (loss) before extraordinary item and
     cumulative effect of accounting change.................      (373,796)       5,480,196           (822,706)        5,821,948

Extraordinary loss recognized by affiliated
     company (net of $184,877 tax benefit)..................                       (295,322)                            (295,322)

Cumulative effect of accounting change recognized
     by affiliated company (net of $141,280 tax benefit)....                                                            (274,248)
                                                               -----------      -----------        -----------       -----------

Net income (loss)............................................     (373,796)       5,184,874           (822,706)        5,252,378

     Retained earnings, beginning of period.................     8,541,732        3,750,594          8,990,642         3,683,090
                                                               -----------      -----------        -----------       -----------
     Retained earnings, end of period.......................   $ 8,167,936      $ 8,935,468        $ 8,167,936       $ 8,935,468
                                                               ===========      ===========        ===========       ===========

Earnings (loss) per share:
   Income (loss) before extraordinary item and
       cumulative effect of accounting change...............         $(.02)           $ .24              $(.04)            $ .25
   Extraordinary item.......................................                           (.01)                                (.01)
   Cumulative effect of accounting change...................                                                                (.01)
                                                                     -----            -----              -----             -----
   Net income (loss)........................................         $(.02)           $ .23              $(.04)            $ .23
                                                                     =====            =====              =====             =====

Weighted average number of common
     shares outstanding.....................................    21,269,565       22,851,002         21,292,830        23,017,805

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                -----------------------------------
                                                                                    1997                     1996
                                                                                    ----                     ----
     Cash flows from operating activities:......................................
         Net income (loss)......................................................    $  (822,706)          $ 5,252,378
         Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
              Extraordinary item................................................                              480,199
              Cumulative effect of accounting change............................                              415,528
              Gain on issuance of common shares by affiliated
                 company........................................................                           (8,178,678)
              Depreciation and amortization.....................................        722,654               730,546
              Equity in (earnings) losses of affiliated companies...............        321,238            (1,672,286)
              Accrued preferred dividend income.................................       (225,000)
              Change in operating assets and liabilities:
                  Accounts receivable...........................................         44,145            (1,003,233)
                  Inventories...................................................        184,093               467,285
                  Other current assets..........................................        (27,708)               72,616
                  Accounts payable and accrued expenses.........................         53,928               340,649
                  Deferred income taxes.........................................       (430,000)            3,529,843
                                                                                    -----------             ---------
              Net cash provided by (used in) operating activities...............       (179,356)              434,847
                                                                                    -----------             ---------

     Cash flows from investing activities:
         Capital expenditures...................................................       (441,847)             (303,254)
         Investment in affiliated companies.....................................     (2,006,616)           (5,490,377)
         Note purchased from affiliated company.................................                          (10,000,000)
         Dividends received from affiliated companies...........................        975,307                49,064
                                                                                       --------          ------------
              Net cash used in investing activities.............................     (1,473,156)          (15,744,567)
                                                                                      ---------            ----------

     Cash flows from financing activities:
         Borrowings on revolving lines of credit ...............................     10,879,886             8,706,195
         Borrowings on notes payable............................................      1,400,000
         Repayments on revolving lines of credit................................     (8,780,339)           (7,730,000)
         Proceeds from long-term debt...........................................                           15,000,000
         Loan commitment fee....................................................                              (87,500)
         Repurchase of common stock.............................................     (1,750,841)             (584,238)
         Exercise of incentive stock options....................................        256,359                26,250
                                                                                     ----------          ------------
              Net cash provided by financing activities.........................      2,005,065            15,330,707
                                                                                     ----------            ----------

     Net increase in cash and cash equivalents..................................        352,553                20,987
     Cash and cash equivalents, beginning of period.............................         81,291               145,867
                                                                                        -------              --------

     Cash and cash equivalents, end of period...................................    $   433,844           $   166,854
                                                                                        =======               =======

     Supplemental cash flow disclosures:
         Interest paid..........................................................    $ 1,612,115           $ 1,586,614
         Income taxes paid (refunded)...........................................        (57,899)              579,925


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


3. The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP") using the equity method. The excess of the Company's investments in Gray, HCI and CSP over the underlying equity thereof is being amortized over forty years, with such amortization (totaling $458,000 and $320,000 in the nine months ended September 30, 1997 and 1996, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's 16.5% equity investment position in Gray as of September 30, 1997 (with such position representing a 26.8% voting interest in Gray). Gray is a Southeast United States communications company located in Albany, Georgia which operates eight television stations, three daily newspapers, two advertising weekly shoppers, satellite uplink and production businesses, and a communications and paging business.

         In September 1996, Gray retired certain of its debt, thereby incurring an after-tax extraordinary loss of $3,159,000 related to costs associated with the retired debt. As a result, the Company recognized 15.2% of Gray's charge, or $480,199, less a $184,877 deferred tax benefit, as an extraordinary loss in the third quarter of 1996.

         The Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through the Company's investment in CSP, was 29.9% as of September 30, 1997. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a liquidation value of $3.75 million as of September 30, 1997. HCI, based in Lexington, Kentucky, and its 33.8% affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events.

         The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses. As a result of such adoption, HCI recognized a $4.6 million charge against its first quarter earnings, representing the after-tax cumulative effect of the accounting change. The

Company reported 9.1% of such charge, or $415,528, less a $141,280 deferred tax benefit, as a charge against its first quarter 1996 earnings.

         Aggregate operating results of affiliated companies (reflecting Gray and CSP for the three months and nine months ended September 30, 1997 and 1996, combined with HCI for the three months and nine months ended March 31, 1997 and
1996) were as follows:

                                                Three Months Ended        Three Months Ended
                                                September 30, 1997        September 30, 1996
                                                ------------------        ------------------
 Operating revenue                                  $ 43,115,000              $ 32,486,000
 Income from operations                                5,681,000                 3,829,000
 Income (loss) before extraordinary item and
    cumulative effect of accounting change              (390,000)                4,359,000
 Net income (loss)                                      (390,000)                1,200,000

                                               Nine Months Ended          Nine Months Ended
                                               September 30, 1997         September 30, 1996
                                               ------------------         ------------------
 Operating revenue                                 $107,028,000               $ 85,049,000
 Income from operations                              17,054,000                 11,172,000
 Income before extraordinary item and
    cumulative effect of accounting change              440,000                 10,000,000
 Net income                                             440,000                  2,282,000

4. Inventories associated with Datasouth's printer manufacturing operations consisted of the following:

                                September 30, 1997           December 31, 1996
                                ------------------           -----------------

 Raw materials                      $ 2,219,930                  $ 2,356,086
 Work-in-process                        671,312                      673,208
 Finished goods                         239,758                      285,799
                                    -----------                  -----------
                                    $ 3,131,000                  $ 3,315,093
                                    ===========                  ===========


5. The Company has available up to $3.5 million under a revolving bank credit facility, expiring May 1999, on which $3,055,045 was outstanding on September 30, 1997. This facility, along with $28,500,000 in bank term notes, is collateralized by common stock of HCI and CSP, preferred stock of Gray, and certain common stock of Gray owned by the Company. The Company also has a second bank credit facility for revolving loans of up to $5.5 million, on which $2,408,297 was outstanding as of September 30, 1997. This second bank credit facility, which was modified in October 1997 to increase the amount available and extend the maturity date of the loan until October 2000, is collateralized by Datasouth's receivables, inventories and property and equipment. As of September 30, 1997, the Company had an outstanding demand bank note in the amount of $500,000 which was repaid with borrowings under the $5.5 million facility in October 1997, and has available up to $1,000,000 under a demand bank note, collateralized by certain shares of Gray common stock owned by the Company, on which $900,000 was outstanding as of September 30, 1997.


6. The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7. Earnings (loss) per share is based on the weighted average number of shares of the Company's common stock and dilutive common stock equivalents (i.e., stock options) outstanding during the period, computed in accordance with the treasury stock method. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No.

128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the three months or nine months ended September 30, 1997 or 1996. Likewise, the impact of Statement No. 128 on the calculations of fully diluted earnings per share for these periods is not expected to result in any change.


8. In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997. Statement No. 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items, segment assets and reconciliations to corresponding amounts in the general purpose financial statements. Statement No. 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure; however, the adoption of Statement No. 131 will not affect results of operations or financial position.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total revenue for the three months and nine months ended September 30, 1997, primarily from the printer manufacturing operations of Datasouth Computer Corporation ("Datasouth"), a wholly-owned subsidiary of Bull Run Corporation (collectively, with Datasouth, unless the context otherwise requires, the "Company"), was $5,616,000 and $16,790,000, respectively, compared to $6,461,000 and $18,685,000 for the same respective periods in 1996. Gross profit from printer operations of 28.2% and 27.4% for the three months and nine months ended September 30, 1997, respectively, differed from 26.7% and 28.2% during the same respective periods in 1996 primarily due to a different mix of products sold.

         Printer sales to the Company's largest customer were approximately $1.8 million and $5.4 million for the three months and nine months ended September 30, 1997, respectively, as compared to approximately $1.5 and $5.2 million for the same respective periods in 1996. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. As anticipated, the Company's 1997 printer sales have been adversely affected by a lack of new product revenue, which was a result of the concentration of research and development resources on a project to design a new airline ticket printer on behalf of the Company's largest customer. Initial shipments of the new printer are expected by the end of the year. The Company expects that from its largest customer alone, the new printer will generate revenue in excess of $25 million over a five year period.

         The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and acquisition financing. The Company invoiced Gray for fees totaling $808,000 during the nine months ended September 30, 1997 in connection with Gray's completed and pending acquisitions, of which $130,000 was deferred for future period revenue recognition. Income on such fees is deferred and recognized over forty years as a result of the Company's 16.5% equity investment position in Gray. Deferred consulting fees were $402,000 as of September 30, 1997. Consulting fee income during the nine months ended September 30, 1997 and 1996 was $678,000 and $843,000, respectively. There can be no assurance that the Company will recognize any consulting fees in the future, except for the amortization of currently deferred fees.

         Research and development expenses of $692,000 and $1,787,000 for the three months and nine months ended September 30, 1997, respectively, represented a $343,000 and $601,000 increase over the same respective periods last year, due to the airline ticket printer project discussed above. Selling, general and administrative expenses of $1,024,000 and $3,279,000 for the three months and nine months ended September 30, 1997, respectively, represented decreases of 12.0% and 8.6% over the same respective periods in 1996, primarily due to a reduction in compensation costs and more focused marketing efforts. Operating expenses include goodwill amortization of $75,000 for each of the three months and $226,000 for each of the nine months ended September 30, 1997 and 1996.

         Equity in earnings (losses) of affiliated companies, totaling $(173,000) and $962,000 for the three months ended September 30, 1997 and 1996, respectively, and $(321,000) and $1,672,000 for the nine months ended September 30, 1997 and 1996, respectively, included the Company's proportionate share of the earnings (losses) of Gray, Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP"), net of goodwill amortization totaling $152,000 for each quarter in 1997 and $107,000 for each quarter in 1996. In addition to the increased goodwill amortization expense in 1997, the decrease in 1997 equity in earnings (losses) compared to 1996 was primarily due to significant gains in 1996 recognized by Gray and HCI on the sales of certain operating assets.

         Interest expense, net of interest earned on an 8% Subordinated Note due from Gray in the principal amount of $10.0 million (the "8% Note") and dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $419,000 and $1,116,000 for the three months and nine months ended September 30, 1997, respectively, and $317,000 and $913,000 for the same respective periods in 1996, was primarily attributable to bank term loans and borrowings on the Company's revolving credit facilities.

         The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


Liquidity and Capital Resources

         During the three months ended September 30, 1997, the Company acquired an additional 87,109 shares of Gray's class A common stock at an aggregate cost of $2,006,616, of which, $900,000 was financed with the Company's demand note bearing interest at the prime rate. Also during the quarter, the Company received a dividend of $877,689 from CSP as a result of HCI's redemption of some of its outstanding 8% series B preferred stock, plus accrued dividends on the redeemed portion.

         In January 1996, the Company purchased the 8% Note issued by Gray for $10.0 million. In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the Company to cash dividends at an annual rate of $800 per share. At the same time, the Company acquired, for $5.0 million, 500 shares of Gray's series B preferred stock. Dividends on such series B preferred stock are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will continue to be paid in additional shares of series B preferred stock for the foreseeable future.

         The Company modified its Loan Agreement in connection with the purchase of the 8% Note and the acquisition of Gray's series B preferred stock in order to increase its outstanding bank term loan borrowings by $10.0 million in January 1996 and an additional $5.0 million in September 1996. The bank term loans, totaling $28.5 million as of September 30, 1997, are payable in monthly installments of $250,000 beginning February 1999, and currently bear interest at the London Interbank Offered Rate ("LIBOR"), plus 1.75% (7.53% for the 120-day period including September 30, 1997).

         The Company has a $3.5 million bank credit facility bearing interest at the bank's prime rate (currently 8.5%) and a $5.5 million bank credit facility bearing interest principally at LIBOR plus 2.25% (7.98% for the 90-day period including September 30, 1997), on which $3,055,000 and $2,408,000 was outstanding, respectively, as of September 30, 1997. The $3.5 million facility expires in May 1999 and the $5.5 million facility, which was amended in October 1997, expires in October 2000. In addition, the Company had bank demand notes totaling $1,400,000 outstanding as of September 30, 1997, each bearing interest at the prime rate, of which, $500,000 was repaid in October 1997 with funds available under the $5.5 million facility. There exists no commitment to repay any amounts outstanding on the revolving credit facilities during the next twelve months.

         The Company's total working capital of $3.2 million as of September 30, 1997 represents a decrease in total working capital of $0.8 million since December 31, 1996, principally as a result of the $900,000 short-term financing for acquisitions of Gray common stock, a long-term asset. In April 1997, the Company announced that its Board of Directors had authorized a new Stock Repurchase Program for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the nine months ended September 30, 1997, the Company repurchased 726,010 shares under this and a previous repurchase program at a total cost of $1,751,000. Through September 30, 1997, the Company had repurchased a total of 1,306,510 shares at an average cost of $2.44 per share since the initial repurchase program was authorized in November 1994.

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

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)      Exhibits
                Exhibit 10 - $5,500,000 Amended and Restated Credit Agreement
                   dated as of  October  9, 1997
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

                                          BULL RUN CORPORATION




Date:  November 11, 1997              By:      /s/ FREDERICK J. ERICKSON
                                               --------------------------------
                                               Frederick J. Erickson
                                               Vice President-Finance, Treasurer
                                               and Assistant Secretary

                                    (Mr. Erickson is the Chief Financial Officer
                                     and has been duly authorized to sign on behalf of the registrant.)