Form 10-K
period 1997-12-31
BULL RUN CORP
filed 1998-03-31
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     __________________


Commission File Number 0-9385

                              Bull Run Corporation
             (Exact name of registrant as specified in its charter)

            Georgia                                      91-1117599
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 4370 Peachtree Road, N.E., Atlanta, GA                    30319
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (404) 266-8333


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
         None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 27, 1998 was $41,613,845, based on the closing price thereof on The Nasdaq Stock Market.

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of February 27, 1998, was 22,090,223.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

            Documents                                 Form 10-K Reference
1997 Annual Report to Shareholders             Part II, Items 6, 7 and 8
Proxy Statement to be dated April 3, 1998      Part III, Items 10, 11, 12 and 13

                              BULL RUN CORPORATION

                                 FORM 10-K INDEX

                                     PART I

                                                                            Page
                                                                            ----

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................   8
Item 3.   Legal Proceedings................................................   8
Item 4.   Submission of Matters to a Vote of Security Holders..............   8

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   9
Item 6.   Selected Financial Data..........................................   9
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   9
Item 8.   Financial Statements and Supplementary Data......................   9
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  10

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............  10
Item 11.  Executive Compensation...........................................  10
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................  10
Item 13.  Certain Relationships and Related Transactions...................  10

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K.................................................  11

          Signatures.......................................................  14

                                     PART I
Item 1. Business

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

     In January 1998, Datasouth acquired all of the outstanding common stock and membership interests of CodeWriter Industries, Inc. and its affiliate, CW Technologies L.L.C. (collectively referred to as "CodeWriter). CodeWriter, which was immediately merged into Datasouth, manufactures and sells thermal barcode label printers used in industrial applications.

     The Company, through Datasouth, owns approximately 17.0% of the class A common stock ("Class A Common Stock") of Gray Communications Systems, Inc. ("Gray"), representing 27.6% of the voting interest in Gray, as of December 31, 1997. The Company also owns shares of series A and series B preferred stock of Gray and warrants to purchase additional Gray Class A Common Stock. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal shareholders and/or executive officers, owned an additional 12.7% of Gray's outstanding Class A Common Stock as of December 31, 1997, representing an additional 21.0% voting interest in Gray.

     Gray is a communications company located in Albany, Georgia which currently operates: (i) three NBC-affiliated television stations - WALB-TV in Albany, Georgia; WJHG-TV in Panama City, Florida; WITN-TV, in the Greenville-Washington-New Bern, North Carolina market, which was acquired during 1997; (ii) five CBS-affiliated television stations - WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; and WRDW-TV in Augusta, Georgia; (iii) three daily newspapers, The Albany Herald in Albany, Georgia; The Rockdale Citizen in Conyers, Georgia; and The Gwinnett Daily Post in Lawrenceville, Georgia; (iv) two advertising weekly shoppers in Southwest Georgia and North Florida; (v) Lynqx Communications, a satellite transmission and production services business, which includes GulfLink Communications, Inc. in Baton Rouge, Louisiana, acquired during 1997; and (vi) PortaPhone Paging, a communications and paging business in the Southeast. Gray has also executed a definitive agreement to purchase all of the outstanding common stock of Busse Broadcasting Corporation, the owner and operator of KOLN-TV, a CBS affiliate in the Lincoln-Hastings-Kearney, Nebraska market; its satellite station, KGIN-TV, a CBS affiliate in Grand Island, Nebraska; and WEAU-TV, an NBC affiliate in the Eau Claire-La Crosse, Wisconsin market. The acquisition is pending FCC approval. Gray reported revenue of $103.5 million in 1997 and had total assets of $345.0 million as of December 31, 1997.
J. Mack Robinson, the Company's Chairman of the Board, Robert S. Prather, Jr., the Company's President, chief executive officer and a director, and Hilton H. Howell, Jr., the Company's Vice President, Secretary and a director, are members of Gray's Board of Directors. Mr. Robinson is President and the chief executive officer of Gray, and Mr. Prather is Executive Vice President - Acquisitions of Gray. Frederick J. Erickson, the Company's Vice President - Finance and chief financial officer, is the interim chief financial officer of Gray.

     The Company owns 51.5% of the outstanding common stock of Capital Sports Properties, Inc. ("CSP"). CSP's assets consist of all of the outstanding 8%
cumulative preferred stock of Host Communications, Inc. ("HCI") and approximately 49.0% of HCI's outstanding common stock. Since 1995, the Company has also acquired HCI common stock in a series of transactions, resulting in direct ownership of approximately 5.0% of HCI's outstanding common stock as of December 31, 1997. When combined with the Company's pro rata ownership of HCI common stock through CSP, the Company has an aggregate ownership of 30.2% of HCI common stock as of December 31, 1997, effectively making it HCI's largest stockholder. HCI, based in Lexington, Kentucky, provides multimedia, promotional marketing and event management services to universities, athletic conferences and associations, the most prominent of which is the National Collegiate Athletic Association ("NCAA (R)"). HCI's total revenue for its most recently completed fiscal year ended June 30, 1997 was $40.0 million and total assets were $25.7 million as of such date.

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

     In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings Sporting Goods Company, Inc. ("Rawlings"). Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The warrants have a four year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for 20 consecutive trading days during the four year term. In addition, under the terms of the agreement, the Company purchased 10.4% of the outstanding shares of Rawlings' common stock in the open market from November 1997 through January 1998, of which, 5.0% was acquired through December 31, 1997. Simultaneously with the execution of the Investment Purchase Agreement, Rawlings and HCI entered into a five year strategic marketing alliance, under which HCI and Rawlings will jointly market and sell Rawlings' products primarily through corporate promotions, local events and international programs.

     Rawlings, headquartered near St. Louis, Missouri is a leading supplier of team sports equipment in North America, operating eight manufacturing facilities throughout the United States, Canada and Latin America, as well as distribution centers in the United States and Canada. Rawlings' total revenue for its most recently completed fiscal year ended August 31, 1997 was $147.6 million and total assets were $101.3 million as of such date.

     As of December 31, 1997, Datasouth represented 18.8% of the Company's total assets; investments in Gray represented 56.9%; investments in HCI, CSP and USA, collectively represented 15.7%; and investments in Rawlings represented 7.6%.

Principal Products and Markets

     The  Company,   through  Datasouth,   designs,   manufactures  and  markets
heavy-duty dot matrix and thermal printers for industrial applications, generally selling under the "Datasouth" name. It has historically targeted the heavy-duty, multipart forms segment of the serial matrix impact printer market in vertical markets such as transportation/travel, healthcare and manufacturing/distribution, but has also entered the industrial thermal printer market through the development of a new Automated Ticket / Boarding Pass version 2 ("ATB2") printer for the travel industry, as well as the thermal barcode label printer market, through its line of portable and desktop printers, some of which were added as a result of the acquisition of Codewriter in January 1998. The printer business is not seasonal to any significant degree.

     The Company's impact printers compete in the medium and high speed (i.e., 300 to 600 characters per second, or "cps") serial impact dot matrix printer markets. Datasouth's dot matrix products distinguish themselves from many lower priced printers in their ability to print forms and reports as thick as nine parts and to withstand rugged duty cycles. These printers are used primarily for forms such as invoices, purchase orders, bills of lading, customs documents, insurance documents, travel documents and patient admission forms. Datasouth currently manufactures two dot matrix product families: Documax and the XL line. A third line, Performax, was discontinued in 1997. Documax, a heavy-duty dot matrix printer designed to provide maximum forms printing capabilities in a minimum amount of space, is a narrow carriage printer intended for printing on demand industry specific documents such as hotel bills, patient admissions/discharge forms, airline tickets, packing slips and invoices. A multipath printer for multipart forms, Documax offers a dual-tractor feature which allows the operator to switch automatically from one form to another. The original Documax versions print at speeds up to 333 cps and generate bar codes, OCR and industrial graphics as well. In 1996, the Company began shipping a 600 cps version of Documax. "Documax" is a registered trademark of Datasouth. The XL line is a family of medium speed wide carriage serial impact dot matrix printers which operate at speeds ranging from 300 to 400 cps.

     The Company also has provided a line of portable and desktop thermal printers since 1994, with the introduction of the 4-inch wide portable "FreeLiner", and added a desktop version of the printer, the "FreeLiner DT" in 1995. The Company has filed a trademark application for "FreeLiner". In 1996, the Company began shipments of the "WinLiner," its first internally developed and manufactured thermal printer, a portable 2-inch wide printer targeted at label and receipt applications which also take advantage of "liner-free" label adaptations. "Liner-free" labels has no silicone coated liner, offering several advantages over conventional liner-backed labels, including more printable labels per roll, superior print image and durability, and elimination of label liner waste, resulting in lower cost of use and greater efficiency. In January 1998, Datasouth acquired CodeWriter, which designs and manufactures a line of direct thermal and thermal transfer desktop and portable bar code label printers. CodeWriter's product line includes the new 4500 Series of 4.25" print width desktop thermal / thermal transfer barcode printers, and a 4.1" print width portable thermal / thermal transfer barcode printer. Datasouth will continue to market CodeWriter's products under the "CodeWriter" name, which is a registered trademark of the Company.

     The Company was awarded a contract by The SABRE Group in February 1997 to develop and manufacture a new ATB2 airline ticket printer. In December 1997, the Company began shipping to The SABRE Group the resulting product, "Journey", for which the Company has filed a trademark application. This printer, which uses thermal printing technology, was designed to be small, easy to use, and to have a simpler design than currently available airline ticket printers, with features such as a jam free paper path and a simpler method to load ticket stock. Additional information concerning the Company's airline ticket printer is set forth under the caption "Sales and Distribution" below in this Item 1.

Competition

     Competition in the computer printer industry is generally quite intense and some of the Company's competitors have greater financial and other resources. As the printer market continues to segment by speed, application and technology, the Company believes its dot matrix products to be competitive in the medium and high speed serial impact dot matrix printer markets for applications requiring high performance output of text, graphics and bar codes, and believes its thermal printer products to be competitive in the portable and desktop thermal printer markets, and in the airline ticket printer market. The Company believes that its products do not generally compete in "mass market" dot matrix and thermal printer applications. The Company's products are intended for use in industrial markets often avoided by large Japanese and domestic printer manufacturers, which may not deem these markets large enough to pursue.

Manufacturing and Quality Control

     The Company believes that its printer manufacturing capabilities provide a strategic advantage over most competitors. Focusing on customer response time and high quality customer service, the Company's goal is to provide quick, on-time product delivery while maintaining low finished goods inventories.
Product configurations are scheduled daily based on customer orders. Raw materials and manufactured assemblies, including PC boards assembled by the Company, are transferred to work-in-process as materials and assemblies are consumed in the manufacturing process, thereby eliminating unnecessary inventories and scheduling. After configuration, the units are burned-in and are available for shipment within 24 hours. As a result, the product mix can be altered within hours, allowing the Company to deliver its products more quickly than many of its competitors.

     The Company assembles products in accordance with the Company's designs and specifications. The Company utilizes components and sub-assemblies procured from outside suppliers, some of which produce parts from tooling designed and owned by the Company. Most of the materials, components and subassemblies are available from a variety of sources and are generally not subject to significant price volatility. Although the Company has not experienced any significant problems in obtaining materials, components or subassemblies, future shortages could result in production delays which would adversely affect its business.

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

     The Company's warranty experience over the past three years has ranged from approximately .3% to .6% of revenue. Total warranty expense for 1997, 1996 and 1995 was approximately $124,000, $104,000, and $88,000, respectively.

Sales and Distribution

     Printers, parts, accessories and consumables are sold through an international network of approximately 60 independent distributors and directly to large volume major accounts, which consist of end-users and original equipment manufacturers. During 1997, finished product sales to distributors represented 28% of total revenue, and finished product sales to major accounts represented 48%, compared to 31% and 46% in 1996, respectively.

     Distributors typically operate in nonexclusive territories on a local, regional, national or international basis. The distributors carry complementary lines of computers and peripheral products and may carry products competitive with the Company's products. The distributors sell principally to large industrial companies, hospitals, banks, government agencies, educational institutions, airlines, rental car companies and travel agencies.

     Since 1993, the Company has been supplying Documax printers to The SABRE Group under a five year contract. The contract is, however, cancelable at any time by The SABRE Group. Moreover, The SABRE Group is under no contractual obligation to purchase any minimum number of printers from Datasouth during the term of the contract. Sales to The

SABRE Group were approximately $7,200,000 in 1997, $7,200,000 in 1996 and $7,800,000 in 1995, representing 33%, 30% and 30% of total sales of Datasouth, respectively.

     As mentioned above under "Principal Products and Markets," in 1997 the Company completed the development of a new ATB2 airline ticket printer, "Journey". As the travel market embraces a number of new technologies, such as Internet reservation booking and electronic ticketing, the Company believes that travel agencies will require more cost-effective equipment. Priced at less than $2,000, Journey will provide an attractively priced alternative to traditional ATB2 printers and will be affordable for even small travel agencies. Additionally, the Company intends to promote the use of this printer for satellite ticket printing applications in remote locations, such as corporate offices and hotels/motels. The SABRE Group has the exclusive right to Journey through June 1998, after which time the Company will be entitled to sell the product to other Computer Reservation Systems ("CRSs"), airlines and selected distributors.

     The Company intends to continue aggressively pursuing new major account business in 1998, while maintaining and strengthening relationships with key distributors.

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

     As of December 31, 1997, the Company had unfilled cancelable purchase orders with an aggregate selling price of approximately $1,724,000, compared with $1,821,000 and $755,000 as of December 31, 1996 and 1995, respectively.

Advertising and Promotion

     The Company participates in numerous regional, national and international trade shows and actively promotes its products through direct mail, telemarketing and co-operative advertising arrangements with distributors. It also advertises its products in publications serving the industrial markets targeted by its products. Advertising costs were approximately $130,000, $227,000 and $198,000 in 1997, 1996, and 1995, respectively.

Research and Development

     The Company employs over 20 engineers, technicians and support personnel to engage in basic and applied research. In 1997, the Company's engineering team developed and released the new ATB2 airline ticket printer, "Journey". In 1998, the Company's primary product development focus will be on complementary products to Journey, and additional products to broaden the "CodeWriter" line acquired in January 1998. In addition, engineering efforts are focused on enhancement of existing products to expand market penetration and customization of existing products to meet special printing applications for specific customer needs. As opportunities arise, new markets and technologies will also be explored in conjunction with strategic business partners, where the Company believes it can add value through design, manufacturing or distribution capabilities.

     Total research and development expense was $2,417,000, $1,568,000 and $1,872,000 in 1997, 1996 and 1995, respectively.

Patents, Trademarks and Related Contracts

     The Company's business is not dependent upon the existence of any patents, trademarks or related contracts.

Employees

     As of December 31, 1997, the Company had 123 full-time employees, most of whom were located at Datasouth's administrative and manufacturing facility in Charlotte, North Carolina. No employees are subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management believes that its relationship with its employees is good.

Export Sales

     Sales to non-domestic customers, located principally in Western Europe and South America, totaled $2,497,000 in 1997, $2,954,000 in 1996, and $2,361,000 in
1995.

Item 2. Properties

     The Company's executive offices are located in Atlanta, Georgia in approximately 2,000 square feet of office space leased from Delta Life Insurance Company, an affiliate of J. Mack Robinson, the Company's Chairman of the Board. The lease expires in December 2002, subject to several renewal options on the part of the Company.

     Datasouth's administrative offices and operations are located in Charlotte, North Carolina in approximately 74,000 square feet of fully-utilized leased facilities. Although present facilities are suitable and adequate for its current needs, the Company owns approximately eight acres of land contiguous to its Charlotte facility for future expansion, if necessary. Datasouth's main administrative and manufacturing facility is leased through December 1998 having a three year renewal option, and additional office and warehousing space is leased through December 2000. The Company expects that the lease expiring in 1998 will be renewed on terms similar to the existing lease. Datasouth acquired CodeWriter in January 1998. CodeWriter currently operates in a 19,584 square foot fully-utilized facility in Vista, California leased from CodeWriter's former shareholders on a month-to-month basis. Upon moving CodeWriter's printer manufacturing operation to Charlotte, Datasouth will relocate its remaining west coast operation to smaller space in the Vista, California area.

Item 3. Legal Proceedings

     The Company is not currently a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

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

                                                       High              Low
                                                       ----              ---
1996
First Quarter                                          2.94             2.44
Second Quarter                                         3.44             2.44
Third Quarter                                          2.88             2.13
Fourth Quarter                                         2.81             2.06

1997
First Quarter                                          3.06             2.00
Second Quarter                                         2.75             2.13
Third Quarter                                          2.84             2.25
Fourth Quarter                                         3.84             2.56

Holders

     As of March 6, 1998, there were 2,798 holders of record of Common Stock.

Dividends

     It is the present policy of the Company's Board of Directors to retain all earnings to finance the development and growth of the Company's business. The Company has never declared or paid a cash dividend on its Common Stock. The Company's future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant factors.

Item 6. Selected Financial Data
     The information required by this item is set forth under the caption "Selected Financial Data" in the Company's 1997 Annual Report, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth under the caption "Management's Discussion and Analysis" in the Company's 1997 Annual Report, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     Financial statements of the Company required by this item are set forth in the Company's 1997 Annual Report, and the supplementary data required by this item is set forth under the caption "Selected Quarterly Financial Data (Unaudited)" in the Company's 1997 Annual Report, which is incorporated herein by reference. Financial statements and the financial statement schedule of Gray as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997 are included on pages F-1 through F-32 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Except for the information  stated below, the information  required by this item is set forth under the caption "Election of Directors - General" in the Company's Proxy Statement to be dated April 3, 1998, which is incorporated herein by reference.

     In addition to Messrs. Prather, Howell and Robinson, listed in the Company's Proxy Statement to be dated April 3, 1998, which is incorporated herein by reference, the Company has the following executive officer:

FREDERICK J. ERICKSON, 39, has been Vice President - Finance, Treasurer and Chief Financial Officer of the Company since 1994; Executive Vice President - Finance & Administration of Datasouth since March 1997; Vice President - Finance & Administration of Datasouth from 1993 to March 1997; Chief Financial Officer, Treasurer and Secretary of Datasouth since 1993; and interim Chief Financial Officer of Gray since March 1998. He was employed by Coopers & Lybrand from 1981 to 1993 as a certified public accountant.

Item 11. Executive Compensation

     The information required by this item is set forth beginning under the caption "Executive Compensation" in the Company's Proxy Statement to be dated April 3, 1998, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under the caption "Election of Directors General" in the Company's Proxy Statement to be dated April 3, 1998, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The  information  required  by this  item is set forth  under  the  caption
"Certain   Relationships  and  Related  Transactions"  in  the  Company's  Proxy
Statement to be dated April 3, 1998, which is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of this report:

     (1)  Financial Statements and Related Independent Auditors' Reports:

          The following consolidated financial statements of the Company and Report of Independent Auditors are incorporated by reference in Item 8 from the Company's 1997 Annual Report, set forth as Exhibit 13 to this report:
               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for
                      the years ended December 31, 1997, 1996 and 1995
               Consolidated  Statements  of Stockholders' Equity  for the  years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                      December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements
               Supplementary Data, Selected Quarterly Financial Data (Unaudited)

          The following consolidated financial statements of Gray Communications Systems, Inc. and Report of Independent Auditors are included on pages F-1 through F-32 of this report:
               Report of Independent Auditors
               Consolidated  Balance  Sheets as of December 31, 1997
               and 1996
               Consolidated  Statements of Operations for the years ended
                      December 31, 1997, 1996 and 1995
               Consolidated  Statements  of  Stockholders'  Equity for the years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                      December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements
               Report of Independent Auditors on Financial Statement Schedule
               Schedule II - Valuation and qualifying accounts

          Independent Auditors' Report on the financial statements of Capital Sports Properties, Inc. as of June 30, 1996 and December 31, 1995, and the six months ended June 30, 1996 and the year ended December 31, 1995 on page F-33 of this report

          Independent Auditors' Report on the consolidated financial statements of Host Communications, Inc. as of and for the year ended June 30, 1996 and 1995 on page F-34 of this report

     (2) The following financial statement schedule of Bull Run Corporation and subsidiaries is included in Item 14(d):
                    Schedule II - Valuation  and qualifying accounts

          The following financial statement schedule of Gray Communications Systems, Inc. and subsidiaries is included in Item 14(d):
                    Schedule II - Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K Current Report dated November 21, 1997 regarding its announcement relating to the execution of an Investment Purchase Agreement between the Company and Rawlings Sporting Goods Company, Inc.

(c)  Exhibits

     Exhibit
     Numbers        Description
     -------        -----------

     (3.1)          Articles of Incorporation (b)

     (3.2) Certificate of Amendment to Articles of Incorporation, filed November 29, 1994 (b)

     (3.3)          By-laws of the Registrant (b)

     (10.1)         Employment Agreement - Robert S. Prather, Jr. (f)

     (10.2)         Employee Agreement - Frederick J. Erickson (d)

     (10.3)         1994 Long Term Incentive Plan (b)

     (10.4)         Non-Employee Directors' 1994 Stock Option Plan (b)

     (10.5)         1987 Non-Qualified Stock Option Plan (c)

     (10.6)         Datasouth Key Employee  Bonus and Employee  Incentive  Bonus
                    Plan (e)

     (10.7) Lease Agreement between Delta Life Insurance Company and Bull Run Corporation dated as of January 1, 1993 (a)

     (10.8) Lease Agreements between Hans L. Lengers and Datasouth Computer Corporation dated November 27, 1981 (d)

     (10.9) $10,000,000 Amended and Restated Credit Agreement dated as of February 20, 1998 between Datasouth Computer Corporation and Wachovia Bank, N.A. (h)

     (10.10) Gray Communications Systems, Inc. Warrant dated September 24, 1996 (487,500 shares) (f)

     (10.11) Gray Communications Systems, Inc. Warrant dated September 24, 1996 (250,000 shares) (f)

     (10.12) Investment Purchase Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (g)

     (10.13) Common Stock Purchase Warrant dated November 21, 1997 issued by Rawlings Sporting Goods Company, Inc. to Bull Run Corporation (g)

     (10.14)        Standstill  Agreement dated November 21, 1997 by and between
                    Rawlings   Sporting  Goods   Company,   Inc.  and  Bull  Run
                    Corporation (g)

     (10.15) Registration Rights Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (g)

     (13)           1997 Annual Report to Shareholders (h)

     (21)           List of Subsidiaries of Registrant (e)

     (23.1)         Consent of Ernst & Young LLP - Bull Run Corporation (h)

     (23.2)         Consent of Ernst & Young LLP - Gray Communications  Systems,
                    Inc. (h)

     Exhibit
     Numbers        Description
     -------        -----------

     (23.3)         Consent  of  KPMG  Peat   Marwick   LLP  -  Capital   Sports
                    Properties, Inc. (h)

     (23.4)         Consent of KPMG Peat Marwick LLP - Host Communications, Inc.
                    (h)

     (27.1)         Financial Data Schedule - 1997 (h)

     (27.2)         Financial Data Schedule - 1996 Restated (h)

     (a) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1992 and incorporated by reference herein
     (b)  Filed  as  an  exhibit   to   Registration   Statement   on  Form  S-4
          (Registration No. 33-81816), effective November 3, 1994 and incorporated by reference herein
     (c) Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1988 and incorporated by reference herein
     (d) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1994 and incorporated by reference herein
     (e) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1995 and incorporated by reference herein
     (f) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1996 and incorporated by reference herein
     (g) Filed as an exhibit to Form 8-K Current Report dated as of November 21, 1997 and incorporated by reference herein
     (h)  Filed herewith

(d)  Financial Statement Schedules

     The response to this section is submitted as part of Item 14(a)(1) and Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


                                       BULL RUN CORPORATION


                                       BY: /s/ ROBERT S. PRATHER, JR.
                                           -------------------------------------
                                           Robert S. Prather, Jr.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                             Title                              Date
          ---------                             -----                              ----

/s/ ROBERT S. PRATHER, JR.                   President, Chief                     March 27, 1998
--------------------------------------       Executive Officer and
    Robert S. Prather, Jr.                   Director
                                             (Principal Executive
                                             Officer)



/s/ GERALD N. AGRANOFF                       Director                             March 27, 1998
--------------------------------------
    Gerald N. Agranoff


/s/ JAMES W. BUSBY                           Director                             March 27, 1998
--------------------------------------
    James W. Busby


/s/ FREDERICK J. ERICKSON                    Vice President - Finance             March 27, 1998
--------------------------------------       and Treasurer
    Frederick J. Erickson                    (Principal Accounting and
                                             Financial Officer)



/s/ HILTON H. HOWELL, JR.                    Director                             March 27, 1998
--------------------------------------
    Hilton H. Howell, Jr.



/s/ J. MACK ROBINSON                         Chairman of the Board                March 27, 1998
--------------------------------------
    J. Mack Robinson

                         REPORT OF INDEPENDENT AUDITORS


     We have audited the consolidated financial statements of Bull Run Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 10, 1998 (except for Note 5, for which the date is March 20, 1998). Our audits also included the financial statement schedule of Bull Run Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                   /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 10, 1998

                              BULL RUN CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                    -------------------------
                                    Balance at      Charged to     Charged to                     Balance at
                                    Beginning       Costs and        Other                          End of
Description                         Of Period       Expenses        Accounts      Deductions*       Period
-----------                         ---------       ----------     ----------     -----------     ----------
Year ended December 31, 1997

Allowance for doubtful accounts     $ 45,000        $ 27,000         $  0         $ 17,000        $ 55,000

Year ended December 31, 1996

Allowance for doubtful accounts     $ 50,000        $  1,000         $  0         $  6,000        $ 45,000

Year ended December 31, 1995

Allowance for doubtful accounts     $ 60,000        $ 58,000         $  0         $ 68,000        $ 50,000

*    "Deductions" represent write-offs of amounts not considered collectible