Form 10-Q
period 1998-03-31
BULL RUN CORP
filed 1998-05-14
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

______ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,090,223 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 1998.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  March 31,                   December 31,
                                                                                    1998                        1997
                                                                                    ----                        ----
                                ASSETS

   Current assets:
      Cash and cash equivalents............................................   $     286,520                  $   142,097
      Accounts receivable..................................................       4,600,850                    4,599,548
      Inventories..........................................................       5,079,133                    3,757,437
      Other................................................................         277,724                      193,013
                                                                                -----------                   ----------
           Total current assets............................................      10,244,227                    8,692,095
   Property and equipment, net.............................................       2,866,655                    2,637,652
   Investment in affiliated companies......................................      66,308,613                   61,550,777
   Goodwill................................................................       7,043,789                    3,589,110
   Other assets............................................................         248,166                      362,548
                                                                                -----------                   ----------

                                                                               $ 86,711,450                 $ 76,832,182
                                                                                 ==========                   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Note payable and current portion of long-term debt...................     $ 2,500,000                $   2,500,000
      Accounts payable.....................................................       2,995,722                    2,462,276
      Accrued and other liabilities:
         Employee compensation and related taxes...........................         495,251                      430,397
         Interest..........................................................         611,948                      552,720
         Other.............................................................         467,442                      233,166
                                                                                 ----------                  -----------
           Total current liabilities.......................................       7,070,363                    6,178,559
                                                                                 ----------                   ----------
   Long-term debt..........................................................      50,704,699                   41,998,483
                                                                                 ----------                   ----------
   Deferred income taxes...................................................       2,455,653                    3,599,267
                                                                                 ----------                   ----------

   Stockholders' equity:
      Common stock ($.01 par value, authorized 100,000,000 shares; issued
         22,591,727 shares as of March 31, 1998 and 22,582,727 shares
         as of December 31, 1997)..........................................         225,917                      225,827
      Additional paid-in capital...........................................      21,362,985                   20,800,566
      Retained earnings....................................................       6,134,638                    7,217,650
      Treasury stock, at cost (501,504 shares as of
         March 31, 1998 and 1,286,510 shares as of
         December 31, 1997)................................................      (1,242,805)                  (3,188,170)
                                                                                 ----------                   ----------
            Total stockholders' equity.....................................      26,480,735                   25,055,873
                                                                                 ----------                   ----------

                                                                               $ 86,711,450                 $ 76,832,182
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

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                                                               Three Months Ended
                                                                                                     March 31
                                                                                                     --------
                                                                                        1998                          1997
                                                                                        ----                          ----

     Revenue from printer operations............................................    $ 6,613,545                   $ 5,464,744
     Cost of goods sold.........................................................      4,969,556                     3,936,517
                                                                                      ---------                     ---------
         Gross profit...........................................................      1,643,989                     1,528,227
                                                                                      ---------                     ---------

     Consulting fee income......................................................          2,130                       598,281
                                                                                    ------------                      -------

     Operating expenses:
         Research and development...............................................        554,535                       484,036
         Selling, general and administrative....................................      1,574,055                     1,108,984
                                                                                      ---------                     ---------
                                                                                      2,128,590                     1,593,020
                                                                                      ---------                     ---------

     Income (loss) from operations..............................................       (482,471)                      533,488

     Other income (expense):
         Equity in earnings (losses) of affiliated
             companies..........................................................        (270,131)                     (184,455)
         Interest and dividend income...........................................         280,624                       275,317
         Interest expense.......................................................      (1,032,206)                     (591,166)
                                                                                      ----------                      --------

     Income (loss) before income taxes..........................................      (1,504,184)                       33,184
     Income tax benefit (provision).............................................         421,172                       (13,274)
                                                                                      ----------                       -------

     Net income (loss)..........................................................      (1,083,012)                       19,910

     Retained earnings, beginning of period.....................................       7,217,650                     8,990,642
                                                                                       ---------                     ---------
     Retained earnings, end of period...........................................     $ 6,134,638                   $ 9,010,552
                                                                                       =========                     =========


     Earnings (loss) per share:
         Basic..................................................................       $   (.05)                       $  .00
                                                                                           ====                          ====
         Diluted................................................................       $   (.05)                       $  .00
                                                                                           ====                          ====














     See accompanying notes to condensed consolidated financial statements.



                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Three Months Ended
                                                                                                        March 31
                                                                                                    ----------------
                                                                                        1998                          1997
                                                                                        ----                          ----

     Cash flows from operating activities:
         Net income (loss)......................................................    $(1,083,012)                   $   19,910
         Adjustments to reconcile net income to net cash
           used in operating activities:
              Depreciation and amortization.....................................        340,174                       237,986
              Equity in (earnings) losses of affiliated companies...............        270,131                       184,455
              Accrued preferred dividend income.................................        (75,000)                      (75,000)
              Change in operating assets and liabilities:
                  Accounts receivable...........................................        301,978                      (193,014)
                  Inventories...................................................       (783,275)                      (17,994)
                  Other current assets..........................................        (48,794)                      (86,826)
                  Accounts payable and accrued expenses.........................        423,531                      (465,974)
                  Deferred income taxes.........................................       (412,000)                       50,000
                                                                                     ----------                      --------
              Net cash used in operating activities.............................     (1,066,267)                     (346,457)
                                                                                     ----------                      --------

     Cash flows from investing activities:
         Capital expenditures...................................................       (116,977)                     (133,757)
         Investment in affiliated companies.....................................     (4,952,967)
         Acquisition of printer manufacturer, net of cash
              acquired..........................................................     (1,902,613)
         Dividends received from affiliated companies...........................                                       24,232
                                                                                    -----------                      --------
              Net cash used in investing activities.............................     (6,972,557)                     (109,525)
                                                                                     ----------                       -------

     Cash flows from financing activities:
         Borrowings on revolving lines of credit................................      4,062,000                     4,755,000
         Repayments on revolving lines of credit................................     (5,370,506)                   (2,985,000)
         Proceeds from long-term debt...........................................     10,014,722
         Repayments on long-term debt...........................................       (530,844)
         Repurchase of common stock.............................................                                   (1,405,894)
         Exercise of incentive stock options....................................          7,875                        84,000
                                                                                    -------------                 -----------
              Net cash provided by financing activities.........................      8,183,247                       448,106
                                                                                     ----------                    ----------

     Net increase (decrease) in cash and cash equivalents.......................        144,423                        (7,876)
     Cash and cash equivalents, beginning of period.............................        142,097                        81,291
                                                                                       --------                       -------

     Cash and cash equivalents, end of period...................................    $   286,520                 $      73,415
                                                                                       ========                       =======



     Supplemental cash flow disclosures:
         Interest paid..........................................................    $   785,495                   $   610,715
         Income taxes paid (received)...........................................              0                        (8,823)

     Treasury stock issued in connection with acquisition of
         printer manufacturer, a noncash investing and
         financing activity ....................................................    $ 2,500,000


         See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the year ended December 31, 1997.

         The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly-owned subsidiary, Datasouth Computer Corporation (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.


2.  ACQUISITION OF PRINTER MANUFACTURER

         Effective January 2, 1998, the Company acquired all of the outstanding common stock of CodeWriter Industries, Inc. and all of the outstanding membership interests of its affiliate, CW Technologies, LLC (collectively referred to as "CodeWriter"), in a transaction valued at approximately $6.2 million, including the issuance of treasury stock valued at $2.5 million and future consideration. CodeWriter designs and manufactures a line of direct thermal and thermal transfer desktop and portable bar code label printers. The acquisition has been accounted for under the purchase method of accounting, whereby the results of operations of the acquired business are included in the accompanying condensed consolidated financial statements as of its acquisition date. The assets and liabilities of the acquired business are included based on an allocation of the purchase price.


3.  INVESTMENT IN AFFILIATED COMPANIES

         The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI"), Capital Sports Properties, Inc. ("CSP") and Rawlings Sporting Goods Company, Inc. ("Rawlings") using the equity method. The excess of the Company's investments in Gray, HCI, CSP and Rawlings over the underlying equity thereof is being amortized over forty years, with such amortization (totaling $152,000 and $194,000 in the three months ended March 31, 1998 and 1997, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's 16.9% equity investment position in Gray as of March 31, 1998 (with such position representing a 27.5% voting interest in Gray). Gray is a communications company located in Albany, Georgia which currently operates eight television stations, three daily newspapers, advertising weekly shoppers, a satellite broadcasting operation and a paging business.

         The Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through its investment in CSP, was 30.2% as of March 31, 1998. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a face value of $3,750,000. HCI, based in Lexington,

Kentucky and its 33.8%-owned affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year.

         In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings, a leading supplier of team sports equipment. Pursuant to this agreement, the Company acquired warrants to purchase approximately 10% of Rawlings' common stock, and has the right, under certain circumstances, to acquire additional warrants. Fifty percent of the purchase price, or $1,421,000, was paid to Rawlings upon execution of the agreement. The remaining fifty percent, plus interest at 7% per annum through the date of payment, will be due on the earlier of the exercise date and the expiration date of the warrants. In addition, under the terms of the agreement, the Company purchased approximately 10.4% of Rawlings' outstanding common stock in the open market from November 1997 through January 1998. Effective January 15, 1998, the date on which a representative of the Company was elected to Rawlings' board of directors, the Company has accounted for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

         Aggregate operating results of affiliated companies (reflecting, for 1998, Gray and CSP for the three months ended March 31, 1998, combined with HCI for the three months ended September 30, 1997 and Rawlings for the three months ended February 28, 1998; and reflecting, for 1997, Gray and CSP for the three months ended March 31, 1997, combined with HCI for the three months ended September 30, 1996) were as follows:


                                            Three Months Ended        Three Months Ended
                                                March 31, 1998            March 31, 1997
                                                --------------            --------------
 Operating revenue                                 $ 96,775,000               $ 29,361,000
 Income from operations                              12,165,000                  4,377,000
 Net income (loss)                                    2,527,000                   (277,000)

         Unaudited pro forma results for the three month periods ended March 31, 1998 and 1997, assuming the acquisition of CodeWriter and the investment in Rawlings occurred on January 1, 1997 is presented below. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the CodeWriter acquisition and the Rawlings' investment accounted for under the equity method occurred on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments, including (a) the elimination of certain expenses pertaining to the former owners and members of CodeWriter; (b) adjustments to the Company's equity in earnings (losses) for the Company's proportionate share of Rawlings' net income; (c) the increase in interest expense in connection with acquisition debt incurred; (d) adjustments for the income tax effects of the pro forma adjustments; and (e) the increase in the number of outstanding shares of the Company's common stock to reflect the treasury shares issued to the former shareholders and members of CodeWriter, are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

                                            Three Months Ended        Three Months Ended
                                                March 31, 1998            March 31, 1997
                                                --------------            --------------
 Revenue from printer operations                  $ 6,614,000               $ 6,874,000
 Consulting fee income                                  2,000                   598,000
 Net income (loss)                                 (1,061,000)                  312,000
 Net income (loss) per share:
     Basic                                             $ (.05)                    $ .01
     Diluted                                           $ (.05)                    $ .01


4.  INVENTORIES

         Inventories associated with the Company's printer manufacturing operations consisted of the following:


                                               March 31, 1998     December 31, 1997
                                               --------------     ----------------

Raw materials                                    $3,514,755           $2,734,387
Work-in-process                                     755,980              711,068
Finished goods                                      808,398              311,982
                                                 ----------           ----------
                                                 $5,079,133           $3,757,437
                                                 ==========           ==========


5.  NOTE PAYABLE AND LONG-TERM DEBT

 The Company amended all of its long-term debt agreements with two banks subsequent to December 31, 1997. One of such agreements, which was amended on February 20, 1998 (the "February Agreement"), provides for:
   (a) a $5,000,000 term note, payable $250,000 per quarter beginning March 31, 1998, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%; and
   (b) a revolving bank credit facility for borrowings of up to $5,000,000 expiring February, 2001, bearing interest at LIBOR plus 2.75%, with a mandatory reduction in February 1999 to $4,000,000 in available borrowings, under which $4,271,000 was outstanding as of March 31, 1998. This revolving bank credit facility replaced a similar $5,500,000 facility under which $5,472,000 was outstanding as of December 31, 1997.



Another bank agreement, which was amended on March 20, 1998 (the "March Agreement"), provides for:
   (a) term notes for borrowings of up to $42,900,000 requiring no principal payments prior to maturity on January 1, 2003, bearing interest at LIBOR plus 1.75%, under which $39,358,000 was outstanding as of March 31, 1998 and $34,343,000 was outstanding as of December 31, 1997; and
   (b) a revolving bank credit facility for borrowings of up to $3,500,000 expiring May 1, 1999, bearing interest at the bank's prime rate, under which $3,076,000 was outstanding as of March 31, 1998 and $3,183,000 was outstanding as of December 31, 1997.

 The Company also has a demand bank loan of up to $2,000,000, under which $1,500,000 was outstanding as of March 31, 1998 and December 31, 1997, bearing interest at the bank's prime rate.

 In January 1998, the Company executed two interest rate swap agreements which effectively modify the interest characteristics of $24,750,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,750,000 of floating rate debt to a fixed rate basis under two separate agreements. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,750,000 of long-term debt will be subject to a fixed rate of 8.9% beginning March 31, 1998, instead of LIBOR plus 2.75%, the rate in effect until then. The notional amount on the $4,750,000 interest rate swap agreement amortizes $250,000 per quarter through December 31, 2002.

6.  INCOME TAXES

 The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7.  EARNINGS (LOSS) PER SHARE

 The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                              Three Months Ended   Three Months Ended
                                                 March 31, 1998      March 31, 1997
                                                 --------------    --------------

Net income (loss)                                   $ (1,083,012)   $     19,910
                                                    ============    ============

Weighted average shares for basic earnings
     (loss) per share                                 22,028,667      21,363,389
Effect of dilutive employee stock options                      0         895,588
                                                    ------------    ------------
Adjusted weighted average shares and
     assumed conversions for diluted earnings
     (loss) per share                                 22,028,667      22,258,977
                                                    ============    ============

Basic earnings (loss) per share                     $       (.05)   $        .00
Diluted earnings (loss) per share                   $       (.05)   $        .00




ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 1998 AS COMPARED TO FIRST QUARTER 1997

 Total revenue for the three months ended March 31, 1998, primarily from the Company's printer manufacturing operations (including CodeWriter, which was acquired on January 2, 1998), was $6,616,000, compared to $6,063,000 for the same period in 1996. Printer sales to the Company's largest customer, including sales of the Company's new airline ticket printer introduced in December 1997, were approximately $2.05 million in 1998 compared to $1.85 million in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was due to approximately $1.1 million contributed by CodeWriter products in 1998, net of a $596,000 decrease in consulting fee income in 1998 compared to 1997.

 Gross profit from printer operations of 24.9% for the three months ended March 31, 1998, decreased from 27.9% during the same period in 1997 due to (a) a different mix of products sold; (b) manufacturing overhead costs associated with CodeWriter's operation, much of which will not recur following the integration of CodeWriter's printer manufacturing into the Company's existing manufacturing facility during the second quarter of 1998; and (c) nonrecurring overhead costs incurred during 1998 associated with the new product introductions.

 The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and acquisition financing. The Company invoiced Gray for fees totaling $700,000 during the three months ended March 31, 1997 in connection with Gray's completed and pending acquisitions, of which $107,000 was deferred for future period revenue recognition. A portion of income on such fees, approximating the Company's common equity ownership position in Gray, is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Deferred consulting fees were $398,000 as of March 31, 1998. The Company did not invoice Gray for consulting services during the three months ended March 31, 1998. There can be no assurance that the Company will provide any additional consulting services in the future.

 Operating expenses of $2,129,000 for the three months ended March 31, 1998 represented a 34% increase over operating expenses for the same period last year, due primarily to (a) an increase in research and development expenses for the first quarter of 1998 compared to the first quarter of 1997; (b) certain professional fees and other services rendered in the first quarter of 1998 compared to the second quarter of 1997; (c) goodwill amortization expense in 1998 associated with the purchase of CodeWriter; and (d) operating expenses associated with the CodeWriter operations, some of which are nonrecurring after the first quarter of 1998. The Company's operating expenses include goodwill amortization of $120,000 for the first quarter of 1998, compared to $75,000 for the first quarter of 1997.

 Equity in earnings (losses) of affiliated companies, totaling $(270,000) and $(184,000) for the three months ended March 31, 1998 and 1997, respectively, included the Company's proportionate share of the earnings of Gray, Host Communications, Inc. ("HCI"), Capital Sports Properties, Inc. ("CSP"), and beginning January 15, 1998, Rawlings Sporting Goods Company, Inc. ("Rawlings"), net of goodwill amortization totaling $194,000 and $152,000 for the respective periods.

         Interest expense, net of dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $752,000 and $316,000 for the three months ended March 31, 1998 and 1997, respectively, was attributable to bank term loans, borrowings on the Company's revolving bank credit facilities and other bank notes payable. The increase in interest expense was attributable to bank financing subsequent to the first quarter of 1997. The proceeds of such bank financing were used to fund the Company's investments in Rawlings, additional investments in Gray and HCI, and purchase of CodeWriter.

         The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

  The Company amended all of its long-term debt agreements with two banks subsequent to December 31, 1997. Under an agreement amended February 20, 1998, the Company entered into a $5.0 million term loan payable to a bank in quarterly installments of $250,000 through December 2002, bearing interest payable monthly at the London Interbank Offered Rate ("LIBOR") plus 2.75%, and a revolving bank credit facility for borrowings of up to $5.0 million expiring February 2001, bearing interest payable monthly principally at LIBOR plus 2.75%, with a mandatory reduction in February 1999 to $4.0 million in available borrowings. Under an agreement amended March 20, 1998, the Company has outstanding two term notes for bank borrowings of up to $42.9 million (the "Term Loans") requiring no principal payments prior to maturity in January 2003, bearing interest at LIBOR plus 1.75%, and a revolving bank credit facility for borrowings of up to $3.5 million expiring May 1, 1999, bearing interest at the bank's prime rate. As of March 31, 1998, the Company had $39,358,000 outstanding under the Term Loans and $7,347,000 outstanding under the two revolving bank credit facilities.

 The Company also has a demand bank note for borrowings of up to $2.0 million under which $1,500,000 was outstanding as of March 31, 1998, bearing interest at the bank's prime rate.

 Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will continue to be paid in additional shares of series B preferred stock for the foreseeable future.

 The Company has in effect a stock repurchase program authorized by its Board of Directors for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. No shares were repurchased during the first quarter of 1998. During the first quarter of 1997, the Company repurchased 561,010 shares at a total cost of $1,406,000.

 Inventories as of March 31, 1998 increased to $5,079,000 from $3,757,000 as of December 31, 1997, as a result of the purchase of CodeWriter, which added inventories of $538,000 at the acquisition date, and an increase in raw materials on hand associated with the new airline ticket printer. The Company's total working capital of $3,174,000 as of March 31, 1998 increased from $2,513,000 as of December 31, 1997, as a result of the CodeWriter purchase, which added $409,000 in working capital as of the acquisition date.

 The purchase price of CodeWriter was paid in the form of $2.5 million in cash and $2.5 million in the Company's common stock. In addition, the Company is obligated to pay to the members of CW Technologies, LLC, within 45 days following the end of each calendar quarter ending date through December 31, 2001, an amount equal to 4% of revenue generated by the

Company from CodeWriter products and services during the immediately preceding calendar quarter, but in no event will such payment be less than $50,000 in any quarter, and in no event will the aggregate amount of such payments exceed $1.2 million. These quarterly payments will be accounted for as additional purchase price. The initial $2.5 million cash acquisition price was financed under the $5.0 million term note previously described.

         In 1997, the Company entered into an Investment Purchase Agreement with Rawlings. Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The Company's total cost to purchase the warrants pursuant to this agreement (excluding the additional warrants) was $2,842,000. Fifty percent of the purchase price, or $1,421,000, was paid to Rawlings in 1997. The remaining fifty percent of the purchase price, plus interest at 7% per annum from November 21, 1997 until the date of payment, will be due on the earlier of the date of exercise and the date of expiration of the warrants. In the event of a partial exercise of the warrants, a pro rata portion of the purchase price with interest accrued thereon will be payable. The warrants have a four year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for twenty consecutive trading days during the four year term. In addition, under the terms of the agreement, the Company purchased approximately 10.4% of the outstanding shares of Rawlings' common stock in the open market from November 1997 through January 1998 (of which, 5.4% was acquired in 1998 at a cost of $4,953,000). Investments in Rawlings were financed with borrowings under the $42.9 million Term Loans previously described.

         In January 1998, the Company executed two interest rate swap agreements which effectively modify the interest characteristics of $24,750,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,750,000 of floating rate debt to a fixed rate basis under two separate agreements. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,750,000 of long-term debt will be subject to a fixed rate of 8.9% beginning March 31, 1998, instead of LIBOR plus 2.75%, the rate in effect until then. The notional amount on the $4,750,000 interest rate swap agreement amortizes $250,000 per quarter through December 31, 2002.

         The Company anticipates that its current working capital, funds available under its revolving credit facilities, quarterly cash dividends on the Gray Series A preferred stock and Gray class A common stock, and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next twelve months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

IMPACT OF YEAR 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time- sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management does not expect the cost of any necessary modifications or replacements will have a material impact on the results of any future financial reporting period. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on the Company's operating systems.


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits
                      Exhibit 10.1 - Amended and Restated Loan Agreement between Bull Run
                           Corporation and NationsBank, N.A. dated as of March 20, 1998
                      Exhibit 10.2 - $10,400,000 First Term Loan Note dated March 20, 1998
                      Exhibit 10.3 - $32,500,000 Second Term Loan Note dated March 20,
                           1998
                      Exhibit 10.4 - $3,500,000 Revolving Credit Note dated March 20, 1998
                      Exhibit 27 - Financial Data Schedule

          (b)     Reports on Form 8-K
                      None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BULL RUN CORPORATION




Date:  May 13, 1998                         By:      /s/ FREDERICK J. ERICKSON
                                                     -------------------------
                                                     Frederick J. Erickson
                                                     Vice President-Finance, Treasurer
                                                     and Assistant Secretary

