Form 10-Q
period 1998-06-30
BULL RUN CORP
filed 1998-08-06
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                        --------------
                                       OR

------ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                         TO
                                        -----------------------    ------------


         COMMISSION FILE NUMBER   0-9385
                                ----------

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

  GEORGIA                                                91-1117599
 (State of incorporation                              (I.R.S. Employer
  or organization)                                     Identification No.)

                4370 PEACHTREE ROAD, N.E., ATLANTA, GA 30319
            (Address of principal executive offices)  (Zip Code)

                                 (404) 266-8333
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,283,267 shares of Common Stock, par value $.01 per share, were outstanding as of July 31, 1998.


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                     BULL RUN CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                                                                                   June 30,                  December 31,
                                                                                     1998                        1997
                                                                                   --------                  -----------
                                ASSETS

   Current assets:
      Cash and cash equivalents............................................    $     587,965                  $   142,097
      Accounts receivable..................................................        5,375,131                    4,599,548
      Inventories..........................................................        5,014,798                    3,757,437
      Other................................................................          345,171                      193,013
                                                                                 -----------                   ----------
           Total current assets............................................       11,323,065                    8,692,095
   Property and equipment, net.............................................        2,831,565                    2,637,652
   Investment in affiliated companies......................................       66,598,244                   61,550,777
   Goodwill................................................................        7,027,990                    3,589,110
   Other assets............................................................          221,993                      362,548
                                                                                 -----------                   ----------

                                                                                $ 88,002,857                 $ 76,832,182
                                                                                  ==========                   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Note payable and current portion of long-term debt...................      $ 3,166,667                $   2,500,000
      Accounts payable.....................................................        3,338,035                    2,462,276
      Accrued and other liabilities:
         Employee compensation and related taxes...........................          389,926                      430,397
         Interest..........................................................          603,070                      552,720
         Other.............................................................          406,763                      233,166
                                                                                  ----------                  -----------
           Total current liabilities.......................................        7,904,461                    6,178,559
                                                                                  ----------                   ----------
   Long-term debt..........................................................       51,443,659                   41,998,483
                                                                                  ----------                   ----------
   Deferred income taxes...................................................        2,365,653                    3,599,267
                                                                                  ----------                   ----------

   Stockholders' equity:
      Common stock ($.01 par value, authorized 100,000,000 shares; issued
         22,827,727 shares as of June 30, 1998 and 22,582,727 shares
         as of December 31, 1997)..........................................          228,277                      225,827
      Additional paid-in capital...........................................       21,586,812                   20,800,566
      Retained earnings....................................................        5,935,487                    7,217,650
      Treasury stock, at cost (552,960 shares as of
         June 30, 1998 and 1,286,510 shares as of
         December 31, 1997)................................................       (1,461,492)                  (3,188,170)
                                                                                  ----------                   ----------
            Total stockholders' equity.....................................       26,289,084                   25,055,873
                                                                                  ----------                   ----------

                                                                                $ 88,002,857                 $ 76,832,182
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



                                                     BULL RUN CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   AND RETAINED EARNINGS
                                                         (UNAUDITED)

                                                                       Three Months Ended                 Six Months Ended
                                                                             June 30                          June 30
                                                                    ----------------------                -------------------
                                                                     1998            1997                 1998              1997
                                                                     ----            ----                 ----              ----

     Revenue from printer operations........................      $ 7,544,067     $ 5,101,973         $ 14,157,612      $ 10,566,717
     Cost of goods sold.....................................        5,666,581       3,788,542           10,636,137         7,725,059
                                                                    ---------       ---------           ----------         ---------
         Gross profit.......................................        1,877,486       1,313,431            3,521,475         2,841,658
                                                                    ---------       ---------            ---------         ---------

     Consulting fee income..................................          649,530           8,995              651,660           607,276
                                                                     --------         -------            ---------         ---------

     Operating expenses:
         Research and development...........................          599,638         610,494            1,154,173         1,094,530
         Selling, general and administrative................        1,539,749       1,146,703            3,113,806         2,255,687
                                                                    ---------       ---------            ---------         ---------
                                                                    2,139,387       1,757,197            4,267,979         3,350,217
                                                                    ---------       ---------            ---------         ---------

     Income (loss) from operations..........................          387,629        (434,771)             (94,844)           98,717

     Other income (expense):
         Equity in earnings (losses) of affiliated
             companies......................................          124,055          36,429             (146,076)        (148,025)
         Interest and dividend income.......................          275,205         275,764              562,122          551,081
         Interest expense...................................       (1,070,759)       (658,292)          (2,109,256)      (1,249,459)
                                                                   ----------        --------           ----------       ----------

     Income (loss) before income taxes......................         (283,870)       (780,870)          (1,788,054)        (747,686)

     Income tax benefit (provision).........................           84,719         312,050              505,891          298,776
                                                                   ----------       ---------           ----------        ---------

     Net income (loss)......................................         (199,151)       (468,820)          (1,282,163)        (448,910)

     Retained earnings, beginning of period.................        6,134,638       9,010,552            7,217,650        8,990,642
                                                                    ---------       ---------           ----------        ---------


     Retained earnings, end of period.......................      $ 5,935,487     $ 8,541,732          $ 5,935,487      $ 8,541,732
                                                                    =========       =========            =========        =========



     Earnings (loss) per share:
        Basic...............................................           $ (.01)        $  (.02)             $ (.06)           $ (.02)
        Diluted.............................................           $ (.01)        $  (.02)             $ (.06)           $ (.02)






     See accompanying notes to condensed consolidated financial statements.





                                                             BULL RUN CORPORATION
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                       June 30
                                                                                            ------------------------
                                                                                        1998                          1997
                                                                                        ----                          ----
     Cash flows from operating activities:
         Net income (loss)......................................................    $ (1,282,163)                  $ (448,910)
         Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
              Depreciation and amortization.....................................        628,652                       478,980
              Equity in (earnings) losses of affiliated companies...............        146,076                       148,025
              Accrued preferred dividend income.................................       (150,000)                     (150,000)
              Change in operating assets and liabilities:
                  Accounts receivable...........................................       (472,303)                      (59,474)
                  Inventories...................................................       (718,940)                      (48,809)
                  Other current assets..........................................       (121,522)                      (50,665)
                  Accounts payable and accrued expenses.........................        596,243                      (315,701)
                  Deferred income taxes.........................................       (502,000)                      (90,000)
                                                                                      ---------                      --------
              Net cash used in operating activities.............................     (1,875,957)                     (536,554)
                                                                                      ---------                      ---------

     Cash flows from investing activities:
         Capital expenditures...................................................       (222,920)                     (184,243)
         Investment in affiliated companies.....................................     (5,071,094)
         Acquisition of printer manufacturer, net of cash
                acquired........................................................     (2,008,086)
         Dividends received from affiliated company.............................         27,551                        72,696
                                                                                     ----------                      --------
              Net cash used in investing activities.............................     (7,274,549)                     (111,547)
                                                                                      ---------                      --------

     Cash flows from financing activities:
         Borrowings on revolving lines of credit ...............................      7,966,000                     7,236,000
         Borrowings on note payable.............................................        500,000                       500,000
         Repayments on revolving lines of credit................................     (8,145,506)                   (5,350,000)
         Proceeds from long-term debt...........................................     10,124,682
         Repayments on long-term debt...........................................       (864,177)
         Repurchase of common stock.............................................         (2,125)                   (1,750,841)
         Exercise of incentive stock options....................................         17,500                       251,109
                                                                                      ---------                       -------
              Net cash provided by financing activities.........................      9,596,374                       886,268
                                                                                      ---------                       -------

     Net increase in cash and cash equivalents..................................        445,868                       238,167
     Cash and cash equivalents, beginning of period.............................        142,097                        81,291
                                                                                      ---------                       -------

     Cash and cash equivalents, end of period...................................     $  587,965                    $  319,458
                                                                                      =========                       =======

     Supplemental cash flow disclosures:
         Interest paid..........................................................    $ 2,050,323                     $ 943,311
         Income taxes paid......................................................              0                         9,677

     Treasury stock issued in connection with acquisition of
         printer manufacturer, a noncash investing and
         financing activity.....................................................    $ 2,500,000


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


3.  INVESTMENT IN AFFILIATED COMPANIES

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI"), Capital Sports Properties, Inc. ("CSP") and Rawlings Sporting Goods Company, Inc. ("Rawlings") using the equity method. The excess of the Company's investments in Gray, HCI, CSP and Rawlings over the underlying equity thereof is being amortized over 40 years, with such amortization (totaling $389,000 and $305,000 in the six months ended June 30, 1998 and 1997, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over 40 years as a result of the Company's 16.9% equity investment position in Gray as of June 30, 1998 (with such position representing a 27.5% voting interest in Gray). Gray is a communications company located in Albany, Georgia which currently operates 10 television stations, three daily newspapers, advertising weekly shoppers, a satellite broadcasting operation and a paging business.

The Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through its investment in CSP, was 30.2% as of June 30, 1998. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a liquidation value of $3,750,000. HCI, based in Lexington,

Kentucky and its 33.8%-owned affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. In June 1998, the Company announced its intention to sell its investments in HCI and USA (which would be preceded by the merger of CSP and HCI) to Thomas O. Hicks, owner of the Texas Rangers baseball team and the Dallas Stars hockey team, for approximately $5.8 million, plus a 3.34% equity position in a new entity comprised of Mr. Hicks' sports holdings. In connection with the proposed sale, HCI would also redeem all of its preferred stock and pay all accrued dividends, resulting in additional proceeds to the Company of approximately $2.7 million. The transaction is subject to the approval of various sports organizations and certain other conditions.

In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings, a leading supplier of team sports equipment based near St. Louis, Missouri. Pursuant to this agreement, the Company acquired warrants to purchase approximately 10% of Rawlings' common stock, and has the right, under certain circumstances, to acquire additional warrants. Fifty percent of the purchase price, or $1,421,000, was paid to Rawlings upon execution of the agreement. The remaining fifty percent, plus interest at 7% per annum through the date of payment, will be due on the earlier of the exercise date and the expiration date of the warrants. In addition, under the terms of the agreement, the Company purchased approximately 10.4% of Rawlings' outstanding common stock in the open market from November 1997 through January 1998. Effective January 15, 1998, the date on which a representative of the Company was elected to Rawlings' Board of Directors, the Company has accounted for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

Aggregate operating results of affiliated companies (reflecting, for 1998, Gray and CSP for the three months and six months ended June 30, 1998, combined with HCI for the three months and six months ended December 31, 1997 and Rawlings for the three months and six months ended May 31, 1998; and reflecting, for 1997, Gray and CSP for the three months and six months ended June 30, 1997, combined with HCI for the three months and six months ended December 31, 1996) were as follows:

                                 Three Months Ended     Three Months Ended
                                  June 30, 1998             June 30, 1997
                                  -------------             -------------
 Operating revenue                  $ 88,934,000             $ 34,552,000
 Income from operations               11,883,000                6,999,000
 Net income                            2,535,000                1,107,000

                                  Six Months Ended        Six Months Ended
                                  June 30, 1998             June 30, 1997
                                  -------------             -------------
 Operating revenue                 $ 185,708,000             $ 63,912,000
 Income from operations               24,048,000               11,374,000
 Net income                            5,061,000                  830,000


Unaudited pro forma results for the three and six month periods ended June 30, 1998 and 1997, assuming the acquisition of CodeWriter and the investment in Rawlings occurred on January 1, 1997, is presented below. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the CodeWriter acquisition and the Rawlings' investment accounted for under the equity method occurred on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments, including (a) the elimination of certain expenses pertaining to the former owners and members of CodeWriter; (b) adjustments to the Company's equity in earnings (losses) for the Company's proportionate share of Rawlings' net income;
(c) the increase in interest expense in connection with acquisition debt incurred; (d) adjustments for the income tax effects of the pro forma adjustments; and (e) the increase in the number of outstanding shares of the Company's common stock to reflect the treasury shares issued to the former shareholders and members of CodeWriter, are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

                                               Three Months Ended       Three Months Ended
                                                 June 30, 1998             June 30, 1997
                                                 -------------             -------------
 Revenue from printer operations                  $ 7,544,000               $ 5,820,000
 Consulting fee income                                650,000                     9,000
 Net income (loss)                                   (199,000)                 (758,000)
 Net income (loss) per share:
     Basic                                             $ (.01)                   $ (.03)
     Diluted                                           $ (.01)                   $ (.03)

                                               Six Months Ended           Six Months Ended
                                                 June 30, 1998             June 30, 1997
                                                   -------------             -------------
 Revenue from printer operations                   $ 14,158,000              $ 12,694,000
 Consulting fee income                                  652,000                   607,000
 Net income (loss)                                   (1,260,000)                 (446,000)
 Net income (loss) per share:
     Basic                                               $ (.06)                   $ (.02)
     Diluted                                             $ (.06)                   $ (.02)


4.  INVENTORIES

Inventories associated with Datasouth's printer manufacturing operations consisted of the following:

                                      June 30, 1998           December 31, 1997
                                       ------------           -----------------
 Raw materials                       $ 3,727,975                $ 2,734,387
 Work-in-process                         748,737                    711,068
 Finished goods                          538,086                    311,982
                                     -----------                -----------
                                     $ 5,014,798                $ 3,757,437
                                     ===========                ===========


5.  NOTE PAYABLE AND LONG-TERM DEBT

In 1998, the Company amended all of its long-term debt agreements. One of such bank agreements, which was amended on February 20, 1998 (the "February Agreement"), provides for:
   (a) a $5,000,000 term note, payable $250,000 per quarter beginning March 31, 1998, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%; and
   (b) a revolving bank credit facility for borrowings of up to $5,000,000 expiring February, 2001, bearing interest at LIBOR plus 2.75%, with a mandatory reduction in February 1999 to $4,000,000 in available borrowings, under which $5,000,000 was outstanding at June 30, 1998. This revolving bank credit facility replaced a similar $5,500,000 facility under which $5,472,000 was outstanding at December 31, 1997.

Another bank agreement, which was amended on March 20, 1998 (the "March Agreement"), provides for:
   (a) term notes for borrowings of up to $42,900,000 requiring no principal payments prior to maturity on January 1, 2003, bearing interest at LIBOR plus 1.75%, under which $39,468,000 was outstanding at June 30, 1998 and $34,343,000 was outstanding at December 31, 1997; and

   (b) a revolving bank credit facility for borrowings of up to $3,500,000 expiring May 1, 1999, bearing interest at the bank's prime rate, under which $3,476,000 was outstanding at June 30, 1998 and $3,183,000 was outstanding at December 31, 1997.

The Company also has a demand bank loan bearing interest at the bank's prime rate, under which $2,000,000 was outstanding as of June 30, 1998, and $1,500,000 was outstanding as of December 31, 1997.

In January 1998, the Company executed two interest rate swap agreements which effectively modify the interest characteristics of $24,750,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,750,000 of floating rate debt to a fixed rate basis under two separate agreements. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,750,000 of long-term debt is subject to a fixed rate of 8.9% effective March 31, 1998, instead of LIBOR plus 2.75%, the rate in effect until then. The notional amount on the $4,750,000 interest rate swap agreement amortizes $250,000 per quarter through December 31, 2002. In aggregate, the Company estimates it would have had to pay approximately $354,000 to terminate these agreements at June 30, 1998.


6.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), effective for fiscal years beginning after June 15, 1999. The Company plans to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect of FAS 133 will be on its results of operations or financial position.

8.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          Three Months Ended         Three Months Ended
                                                            June 30, 1998               June 30, 1997
                                                            -------------               -------------

Net income (loss)                                             $ (199,151)                $ (468,820)
                                                              ==========                 ==========

Weighted average shares for basic earnings
     (loss) per share                                         22,167,039                 21,245,536
Effect of dilutive employee stock options                              0                          0
                                                              ----------                 ----------
Adjusted weighted average shares and
     assumed conversions for diluted earnings
     (loss) per share                                         22,167,039                 21,245,536
                                                              ==========                 ==========

Basic earnings (loss) per share                                   $ (.01)                    $ (.02)
Diluted earnings (loss) per share                                 $ (.01)                    $ (.02)


                                                           Six Months Ended             Six Months Ended
                                                             June 30, 1998                June 30, 1997
                                                             --------------               -------------
Net income (loss)                                             $ (1,282,163)              $ (448,910)
                                                              ============               ===========

Weighted average shares for basic earnings
     (loss) per share                                         22,097,853                 21,304,462
Effect of dilutive employee stock options                              0                          0
                                                              ----------                 ----------
Adjusted weighted average shares and
     assumed conversions for diluted earnings
     (loss) per share                                         22,097,853                 21,304,462
                                                              ==========                 ==========

Basic earnings (loss) per share                                   $ (.06)                    $ (.02)
Diluted earnings (loss) per share                                 $ (.06)                    $ (.02)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
SECOND QUARTER 1998 AS COMPARED TO SECOND QUARTER 1997

     Total revenue for the three months ended June 30, 1998, primarily from the Company's printer manufacturing operations (including CodeWriter, which was acquired on January 2, 1998 as discussed in note 2 to the condensed consolidated financial statements), was $8,194,000, compared to $5,111,000 for the same period in 1997. Printer sales to the Company's largest customer, including sales of the Company's new airline ticket printer introduced in December 1997, were approximately $2.3 million in 1998 compared to $1.7 million in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was also due in part to approximately $931,000 contributed by the sale of CodeWriter products in 1998, and a $641,000 increase in consulting fee income in 1998 compared to 1997.

     Gross profit from printer operations of 24.9% for the three months ended June 30, 1998, decreased from 25.7% during the same period in 1997 due to (a) a different mix of products sold; (b) manufacturing overhead costs associated with CodeWriter's operation, much of which will not recur following the integration of CodeWriter's printer manufacturing into the Company's existing manufacturing facility during the second quarter of 1998; and (c) overhead costs incurred during 1998 associated with new product introductions.

     The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and dispositions. The Company invoiced Gray for consulting fees totaling $780,000 during the three months ended June 30, 1998. As a result of the Company's 16.9% equity ownership of Gray, $133,000 of such fees have been deferred for future revenue recognition over a 40 year period. Total deferred consulting fees were $528,000 as of June 30, 1998. The Company did not invoice Gray for any consulting services during the three months ended June 30, 1997. Except for additional fees to be recognized in the third quarter of 1998 in connection with the recent acquisition by Gray, there can be no assurance that the Company will provide any additional consulting services in the future.

     Operating expenses of $2,139,000 for the three months ended June 30,1998 represented a 22% increase over operating expenses for the same period last year, due primarily to (a) an increase in sales and marketing personnel attributable to the Company's expanded printer product line; (b) an increase in advertising expenses relating to the Company's printer manufacturing operation also attributable to the introduction of new products in 1998; and (c) goodwill amortization expense in 1998 associated with the purchase of CodeWriter. The Company's operating expenses include goodwill amortization of $121,000 for the second quarter of 1998, compared to $75,000 for the second quarter of 1997.

     Equity in earnings (losses) of affiliated companies, totaling $124,000 and $36,000 for the three months ended June 30, 1998 and 1997, respectively, included the Company's proportionate share of the earnings of Gray, Host Communications, Inc. ("HCI"), Capital Sports Properties, Inc. ("CSP"), and in 1998 only, Rawlings Sporting Goods Company, Inc. ("Rawlings"), net of goodwill amortization totaling $194,000 and $152,000 for the respective periods.

     Interest expense, net of dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $796,000 and $382,000 for the three months ended June 30, 1998 and 1997, respectively, was attributable to bank term loans, borrowings on the Company's revolving bank credit facilities and other bank notes payable. The increase in interest expense was attributable to an increase in bank debt, used to fund the Company's investments in Rawlings, additional investments in Gray and HCI, and the purchase of CodeWriter.

     The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


RESULTS OF OPERATIONS -
SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Total revenue for the six months ended June 30, 1998, primarily from the Company's printer manufacturing operations (including CodeWriter, which was acquired on January 2, 1998), was $14,810,000, compared to $11,174,000 for the same period in 1997. Printer sales to the Company's largest customer, including sales of the Company's new airline ticket printer introduced in December 1997, were approximately $4.3 million in 1998 compared to $3.6 million in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was due in part to approximately $2.1 million contributed by the sale of CodeWriter products in 1998, and a $45,000 increase in consulting fee income in 1998 compared to 1997.

     Gross profit from printer operations of 24.9% for the six months ended June 30, 1998 decreased from 26.9% during the same period in 1997 due to (a) a different mix of products sold; (b) manufacturing overhead costs associated with CodeWriter's operation, much of which will not recur following the integration of CodeWriter's printer manufacturing into the Company's existing manufacturing facility during the second quarter of 1998; and (c) nonrecurring overhead costs incurred during 1998 associated with new product introductions.

     The Company invoiced Gray for consulting fees totaling $780,000 during the six months ended June 30, 1998 in connection with services rendered to Gray by the Company related to Gray's acquisition of television stations, of which, fees of $133,000 have been deferred for future revenue recognition over a 40 year period. During the six month period ended June 30, 1997, the Company invoiced fees of $700,000, of which $107,000 was deferred for future recognition.

     Operating expenses of $4,268,000 for the six months ended June 30,1998 represented a 27% increase over operating expenses for the same period last year, due primarily to (a) an increase in research and development expenses; (b) the Company's investment in additional sales and marketing personnel for its expanded printer product line; (c) an increase in the Company's advertising expenses also attributable to the introduction of new products in 1998; and (d) goodwill amortization expense in 1998 associated with the purchase of CodeWriter. The Company's operating expenses include goodwill amortization of $241,000 for the six months ended June 30, 1998, compared to $150,000 for the same period last year.

     Equity in earnings (losses) of affiliated companies, totaling $(146,000) and $(148,000) for the six months ended June 30, 1998 and 1997, respectively, included the Company's proportionate share of the earnings of Gray, HCI, CSP, and in 1998 only, Rawlings, net of goodwill amortization totaling $389,000 and $305,000 for the respective periods.

     Interest expense, net of dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $1,548,000 and $699,000 for the six months ended June 30, 1998 and 1997, respectively, was attributable to bank term loans, borrowings on the Company's revolving bank credit facilities and other bank notes payable. The increase in interest expense was attributable to an increase in bank debt, used to fund the Company's investments in Rawlings, additional investments in Gray and HCI, and the purchase of CodeWriter.

     The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company amended all of its long-term debt agreements with two banks during the first quarter of 1998. Under an agreement amended February 20, 1998, the Company entered into a $5.0 million term loan payable to a bank in quarterly installments of $250,000 through December 2002, bearing interest payable monthly at the London Interbank Offered Rate ("LIBOR") plus 2.75%, and a revolving bank credit facility for borrowings of up to $5.0 million expiring February 2001, bearing interest payable monthly principally at LIBOR plus 2.75%, with a mandatory reduction in February 1999 to $4.0 million in available borrowings. Under an agreement amended March 20, 1998, the Company has outstanding two term notes for bank borrowings of up to $42.9 million (the "Term Loans") requiring no principal payments prior to maturity in January 2003, bearing interest at LIBOR plus 1.75%, and a revolving bank credit facility for borrowings of up to $3.5 million expiring May 1, 1999, bearing interest at the bank's prime rate. As of June 30, 1998, the Company had $39,468,000 outstanding under the Term Loans and $8,476,000 outstanding under the two revolving bank credit facilities. The Company also has a $2.0 million demand bank note outstanding as of June 30, 1998, bearing interest at the bank's prime rate.

     The Company is a party to two interest rate swap agreements which effectively modify the interest characteristics of $24,750,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,750,000 of floating rate debt to a fixed rate basis under two separate agreements. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,750,000 of long-term debt is subject to a fixed rate of 8.9% effective March 31, 1998, instead of LIBOR plus 2.75%, the rate in effect until then. The notional amount on the $4,750,000 interest rate swap agreement amortizes $250,000 per quarter through December 31, 2002. In aggregate, the Company estimates it would have had to pay approximately $354,000 to terminate these agreements at June 30, 1998.

     Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will continue to be paid in additional shares of series B preferred stock for the foreseeable future.

     The Company has in effect a stock repurchase program authorized by its Board of Directors for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the first six months of 1998, 500 shares were repurchased under the program, at a cost of $2,000. During the first six months of 1997, the Company repurchased 726,010 shares at a total cost of $1,751,000.

     Inventories as of June 30, 1998 increased to $5,015,000 from $3,757,000 as of December 31, 1997, as a result of the purchase of CodeWriter, which added inventories of $538,000 at the acquisition date, and an increase in raw materials on hand associated with the Company's new airline ticket printer. The Company's total working capital increased to $3,419,000 as of June 30, 1998 from $2,513,000 as of December 31, 1997, primarily as a result of (a) the CodeWriter purchase, which added $409,000 in working capital as of the acquisition date;
(b) the increase in raw materials noted above; and (c) an increase in accounts receivable as a result of the increase in other Datasouth product sales in 1998, net of (d) an increase in the current portion of long-term debt attributable to the CodeWriter acquisition financing; and (e) an increase in accounts payable attributable to an increase in raw materials.

     The purchase price of CodeWriter was paid in the form of $2.5 million in cash and $2.5 million in the Company's common stock. In addition, the Company is obligated to pay to the members of CW Technologies, LLC, within 45 days following the end of each calendar quarter through December 31, 2001, an amount equal to 4% of revenue generated by the Company from CodeWriter products and services during the immediately preceding calendar quarter, but in no event will such payment be less than $50,000 in any quarter, and in no event will the aggregate amount of such payments exceed $1.2 million. These quarterly payments are, and will continue to be, accounted for as additional purchase price. The initial $2.5 million cash acquisition price was financed under the $5.0 million term note previously described.

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

     The Company previously announced its intention to sell its investments in HCI and USA (which would be preceded by the merger of CSP and HCI) to Thomas O. Hicks, owner of the Texas Rangers baseball team and the Dallas Stars hockey team, for approximately $5.8 million, plus a 3.34% equity position in a new entity comprised of Mr. Hicks' sports holdings. In connection with the proposed sale, HCI would also redeem all of its preferred stock and pay all accrued dividends, resulting in additional proceeds to the Company of approximately $2.7 million. The transaction is subject to the approval of various sports organizations and certain other conditions.

     The Company anticipates that its current working capital, funds available under its bank revolving credit facilities, quarterly cash dividends on the Gray series A preferred stock and Gray class A common stock, and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.


IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management does not expect the cost of any necessary modifications or replacements will have a material impact on the results of any future financial reporting period. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on the Company's operating systems.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), effective for fiscal years beginning after June 15, 1999. The Company has not yet determined what effect of FAS 133 will be on its results of operations or financial position. See note 7 to the condensed consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 An annual meeting of the Company's shareholders was held in Atlanta, Georgia on May 6, 1998. All of the proposals considered by shareholders were approved, as follows:

(1) Proposal to elect Gerald N. Agranoff, James W. Busby, Hilton H. Howell, Jr., Robert S. Prather, Jr., and J. Mack Robinson as directors of the Company until the next annual meeting of shareholders and until their successors have been elected and qualified:
                  For:                                       19,178,159
                  Withholding vote for at least one
                  nominee:                                       29,092

(2) Proposal to approve an amendment to the Company's 1994 Long Term Incentive Plan in order to increase the total number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,500,000 shares of the Company's common stock:
                  For:                                       18,850,968
                  Against:                                      317,832
                  Abstain:                                       38,451

(3) Proposal to confirm the appointment of Ernst & Young LLP as Bull Run's independent public accountants for the year ending December 31, 1998:
                  For:                                       19,173,641
                  Against:                                       18,654
                  Abstain:                                       14,956


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits
                      Exhibit 27 - Financial Data Schedule

          (b)     Reports on Form 8-K
                      None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BULL RUN CORPORATION




Date:  August 5, 1998                     By:  /s/ FREDERICK J. ERICKSON
                                               -------------------------
                                              Frederick J. Erickson
                                              Vice President-Finance, Treasurer
                                              and Assistant Secretary