Form 10-Q
period 1998-09-30
BULL RUN CORP
filed 1998-11-13
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _________________.



       COMMISSION FILE NUMBER   0-9385
                                ------


                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

             GEORGIA                                  91-1117599
       (State of incorporation                     (I.R.S. Employer
          or organization)                         Identification No.)

                  4370 PEACHTREE ROAD, N.E., ATLANTA, GA 30319
              (Address of principal executive offices) (Zip Code)

                                 (404) 266-8333
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,283,267 shares of Common Stock, par value $.01 per share, were outstanding as of October 30, 1998.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
                                ASSETS

 Current assets:
    Cash and cash equivalents .........................................    $    204,678   $    142,097
    Accounts receivable ...............................................       5,168,335      4,599,548
    Inventories .......................................................       5,846,626      3,757,437
    Other .............................................................         303,981        193,013
                                                                           ------------   ------------
         Total current assets .........................................      11,523,620      8,692,095
 Property and equipment, net ..........................................       2,790,655      2,637,652
 Investment in affiliated companies ...................................      75,743,239     61,550,777
 Goodwill .............................................................       6,953,363      3,589,110
 Other assets .........................................................         197,420        362,548
                                                                           ------------   ------------

                                                                           $ 97,208,297   $ 76,832,182
                                                                           ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable and current portion of long-term debt ...............   $  3,700,000    $  2,500,000
    Accounts payable ..................................................      2,689,453       2,462,276
    Accrued and other liabilities:
       Employee compensation and related taxes ........................        560,889         430,397
       Interest .......................................................        628,149         552,720
       Other ..........................................................        399,329         233,166
                                                                          ------------    ------------
         Total current liabilities ....................................      7,977,820       6,178,559
                                                                          ------------    ------------
 Long-term debt .......................................................     53,948,659      41,998,483
                                                                          ------------    ------------
 Deferred income taxes ................................................      4,945,653       3,599,267
                                                                          ------------    ------------

 Stockholders' equity:
    Common stock ($.01 par value, authorized 100,000,000 shares; issued
       22,836,227 shares as of September 30, 1998 and 22,582,727 shares
       as of December 31, 1997) .......................................        228,362         225,827
    Additional paid-in capital ........................................     21,594,165      20,800,566
    Retained earnings .................................................      9,975,130       7,217,650
    Treasury stock, at cost (552,960 shares as of September 30,
       1998 and 1,286,510 shares as of December 31, 1997) .............     (1,461,492)     (3,188,170)
                                                                          ------------    ------------
          Total stockholders' equity ..................................     30,336,165      25,055,873
                                                                          ------------    ------------

                                                                          $ 97,208,297    $ 76,832,182
                                                                          ============    ============




     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                     -------------------           -------------------
                                                     1998           1997           1998           1997
                                                     ----           ----           ----           ----

Revenue from printer operations .............   $ 7,219,825    $ 5,545,313    $ 21,377,437    $ 16,112,030
Cost of goods sold ..........................     5,371,280      3,979,577      16,007,417      11,704,636
                                                -----------    -----------    ------------    ------------
    Gross profit ............................     1,848,545      1,565,736       5,370,020       4,407,394
                                                -----------    -----------    ------------    ------------

Consulting fee income .......................       964,130         71,130       1,615,790         678,406
                                                -----------    -----------    ------------    ------------

Operating expenses:
    Research and development ................       608,612        692,083       1,762,785       1,786,613
    Selling, general and administrative .....     1,526,911      1,024,091       4,640,717       3,279,778
                                                -----------    -----------    ------------    ------------
                                                  2,135,523      1,716,174       6,403,502       5,066,391
                                                -----------    -----------    ------------    ------------

Income (loss) from operations ...............       677,152        (79,308)        582,308          19,409

Other income (expense):
    Equity in earnings (losses) of affiliated
        companies ...........................     6,825,956       (173,213)      6,679,880        (321,238)
    Interest and dividend income ............       288,628        275,260         850,750         826,341
    Interest expense ........................    (1,079,611)      (693,537)     (3,188,867)     (1,942,996)
                                                -----------    -----------    ------------    ------------

Income (loss) before income taxes ...........     6,712,125       (670,798)      4,924,071      (1,418,484)

Income tax benefit (provision) ..............    (2,672,482)       297,002      (2,166,591)        595,778
                                                -----------    -----------    ------------    ------------

Net income (loss) ...........................     4,039,643       (373,796)      2,757,480        (822,706)

Retained earnings, beginning of period ......     5,935,487      8,541,732       7,217,650       8,990,642
                                                -----------    -----------    ------------    ------------

Retained earnings, end of period ............   $ 9,975,130    $ 8,167,936    $  9,975,130    $  8,167,936
                                                ===========    ===========    ============    ============



Earnings (loss) per share:
   Basic ....................................   $       .18    $      (.02)   $        .12    $       (.04)
   Diluted ..................................   $       .17    $      (.02)   $        .12    $       (.04)




     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                    ---------------------
                                                                    1998            1997
                                                                    ----            ----
Cash flows from operating activities:
    Net income (loss) ......................................   $  2,757,480    $   (822,706)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization .....................        908,089         722,654
         Equity in (earnings) losses of affiliated companies     (6,679,880)        321,238
         Accrued preferred dividend income .................       (174,692)       (225,000)
         Change in operating assets and liabilities:
             Accounts receivable ...........................       (265,507)         44,145
             Inventories ...................................       (890,303)        184,093
             Other current assets ..........................       (158,800)        (27,708)
             Accounts payable and accrued expenses .........        214,737          53,928
             Deferred income taxes .........................      2,078,000        (430,000)
                                                               ------------    ------------
         Net cash used in operating activities .............     (2,210,876)       (179,356)
                                                               ------------    ------------

Cash flows from investing activities:
    Capital expenditures ...................................       (314,983)       (441,847)
    Investment in affiliated companies .....................     (8,723,737)     (2,006,616)
    Acquisitions of printer manufacturer and printer product
           rights, net of cash acquired ....................     (2,715,814)
    Redemption of preferred stock investment ...............      1,304,692
    Dividends received from affiliated companies ...........         81,155         975,307
                                                               ------------    ------------
         Net cash used in investing activities .............    (10,368,687)     (1,473,156)
                                                               ------------    ------------

Cash flows from financing activities:
    Borrowings on revolving lines of credit ................     13,762,000      10,879,886
    Borrowings on notes payable ............................      1,200,000       1,400,000
    Repayments on revolving lines of credit ................    (14,286,506)     (8,780,339)
    Proceeds from long-term debt ...........................     12,974,682
    Repayments on long-term debt ...........................     (1,030,844)
    Repurchase of common stock .............................         (2,125)     (1,750,841)
    Exercise of incentive stock options ....................         24,937         256,359
                                                               ------------    ------------
         Net cash provided by financing activities .........     12,642,144       2,005,065
                                                               ------------    ------------

Net increase in cash and cash equivalents ..................         62,581         352,553
Cash and cash equivalents, beginning of period .............        142,097          81,291
                                                               ------------    ------------

Cash and cash equivalents, end of period ...................   $    204,678    $    433,844
                                                               ============    ============

Supplemental cash flow disclosures:
    Interest paid ..........................................   $  2,717,804    $  1,612,115
    Income taxes paid (received) ...........................              0         (57,899)

Treasury stock issued in connection with acquisition of
    printer manufacturer, a noncash investing and
    financing activity .....................................   $  2,500,000


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


2.  ACQUISITIONS

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

On September 25, 1998, the Company purchased the assets, consisting primarily of inventories, associated with the Sigma-Data 7200 high speed Automated Ticket / Boarding Pass Version 2 printer from a Japanese company, in a transaction valued at approximately $750,000. Effective October 1, 1998, the Company purchased a United Kingdom-based sales organization from its UK parent, for an amount to be determined based on future sales volume. The UK organization, which has been selling the Company's products and the Sigma- Data 7200 printer to computer reservation systems and airlines throughout the world, will serve as the Company's European sales office and stocking facility.


3.  INVESTMENT IN AFFILIATED COMPANIES

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host Communications, Inc. ("HCI"), Capital Sports Properties, Inc. ("CSP") and Rawlings Sporting Goods Company, Inc. ("Rawlings") using the equity method. The excess of the Company's investments in Gray, HCI, CSP and Rawlings over the underlying equity thereof is being amortized over 40 years, with such amortization (totaling $583,000 and $458,000 in the nine months ended September 30, 1998 and 1997, respectively) reported as a reduction in the Company's equity in earnings (losses) of affiliated companies.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over 40 years as a result of the Company's 16.8% equity investment position in Gray as of September 30, 1998 (with such position representing a 27.4% voting interest in Gray). Gray is a communications company headquartered in Albany, Georgia which currently operates 10 television stations, three daily newspapers, advertising weekly shoppers, a satellite broadcasting operation and a paging business.

On July 31, 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43 million in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6.9 million, and the Company's net income was favorably impacted by approximately $4.0 million, in the three months and nine months ended September 30, 1998.

The Company's direct common equity ownership in HCI, combined with the Company's indirect common equity ownership in HCI through its investment in CSP, was 32.6% as of September 30, 1998. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a liquidation value of $3,750,000. HCI, based in Lexington, Kentucky, and its 33.8%-owned affiliate, Universal Sports America, Inc. ("USA"), provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. In June 1998, the Company announced its intention to sell its investments in HCI and USA (which would be preceded by the merger of CSP and HCI) to Thomas O. Hicks, owner of the Texas Rangers baseball team and the Dallas Stars hockey team, for approximately $5.8 million, plus a 3.34% equity position in a new entity comprised of Mr. Hicks' sports holdings. In connection with the proposed sale, HCI would also redeem all of its preferred stock and pay all accrued dividends, resulting in additional proceeds to the Company of approximately $2.7 million. The transaction, subject to the approval of various sports organizations and certain other conditions, is currently expected to close by early 1999.

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

Aggregate operating results of affiliated companies (reflecting, for 1998, Gray and CSP for the three months and nine months ended September 30, 1998, combined with HCI for the three months and nine months ended March 31, 1998 and Rawlings for the three months and nine months ended August 31, 1998; and reflecting, for 1997, Gray and CSP for the three months and nine months ended September 30, 1997, combined with HCI for the three months and nine months ended March 31,
1997) were as follows:

                         THREE MONTHS ENDED    THREE MONTHS ENDED
                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                         ------------------    ------------------

Operating revenue            $ 88,764,000        $ 44,016,000
Income from operations          4,716,000           5,678,000
Net income (loss)              41,152,000            (389,000)

                            NINE MONTHS ENDED     NINE MONTHS ENDED
                            SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                            ------------------    ------------------
Operating revenue            $ 267,502,000           $ 107,928,000
Income from operations          30,295,000              17,054,000
Net income                      46,943,000                 441,000

Unaudited pro forma results for the three and nine month periods ended September 30, 1998 and 1997, assuming the acquisition of CodeWriter and the investment in Rawlings had occurred on January 1, 1997, are presented below. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the CodeWriter acquisition and the Rawlings' investment occurred on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments, including
(a) the elimination of certain expenses pertaining to the former owners and members of CodeWriter; (b) adjustments to the Company's equity in earnings (losses) for the Company's proportionate share of Rawlings' net income; (c) the increase in interest expense in connection with acquisition debt incurred; (d) adjustments for the income tax effects of the pro forma adjustments; and (e) the increase in the number of outstanding shares of the Company's common stock to reflect the treasury shares issued to the former shareholders and members of CodeWriter, are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                   SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                   ------------------   ------------------

Revenue from printer operations       $ 7,220,000          $ 7,008,000
Consulting fee income                     964,000               71,000
Net income (loss)                       4,040,000             (405,000)
Net income (loss) per share:
    Basic                             $       .18          $      (.02)
    Diluted                           $       .17          $      (.02)


                                     NINE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                     ------------------   ------------------

Revenue from printer operations       $ 21,377,000           $ 19,702,000
Consulting fee income                    1,616,000                678,000
Net income (loss)                        2,777,000               (708,000)
Net income (loss) per share:
    Basic                             $        .13           $       (.03)
    Diluted                           $        .12           $       (.03)


4.  INVENTORIES

Inventories associated with the Company's printer manufacturing operations consisted of the following:

                       SEPTEMBER 30,         DECEMBER 31,
                           1998                 1997
                       -------------         -----------

Raw materials           $ 3,832,544          $ 2,734,387
Work-in-process             810,317              711,068
Finished goods            1,203,765              311,982
                        -----------          -----------
                        $ 5,846,626          $ 3,757,437
                        ===========          ===========

5.  NOTES PAYABLE AND LONG-TERM DEBT

In 1998, the Company amended all of its long-term debt agreements. One of such bank agreements, which was amended on February 20, 1998 (the "February Agreement"), provides for:

   (a) a $5,000,000 term note, payable $250,000 per quarter beginning March 31, 1998, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%; and

   (b) a revolving bank credit facility for borrowings of up to $5,000,000 expiring February, 2001, bearing interest at LIBOR plus 2.75%, with a mandatory reduction in February 1999 to $4,000,000 in available borrowings, under which $4,805,000 was outstanding at September 30, 1998. This revolving bank credit facility replaced a similar $5,500,000 facility under which $5,472,000 was outstanding at December 31, 1997.

Another bank agreement, which was amended on March 20, 1998 (the "March Agreement"), provides for:

   (a) term notes for borrowings of up to $42,900,000 requiring no principal payments prior to maturity on January 1, 2003, bearing interest at LIBOR plus 1.75%, under which $42,318,000 was outstanding at September 30, 1998 and $34,343,000 was outstanding at December 31, 1997; and

   (b) a revolving bank credit facility for borrowings of up to $3,500,000 expiring May 1, 1999, bearing interest at the bank's prime rate, under which $3,326,000 was outstanding at September 30, 1998 and $3,183,000 was outstanding at December 31, 1997.

The Company also has two demand bank loans bearing interest at the bank's prime rate, under which $2,700,000 was outstanding as of September 30, 1998, and $1,500,000 was outstanding as of December 31, 1997.

In 1998, the Company executed two interest rate swap agreements which effectively modify the interest characteristics of $24,000,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,000,000 of floating rate debt to a fixed rate basis under two separate agreements, one of which was modified in September 1998. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,000,000 of long-term debt is subject to a fixed rate of 8.635% beginning September 30, 1998 through December 31, 2004, instead of LIBOR plus 2.75%, the rate in effect until then. In aggregate, the estimated cost of terminating the swap agreements, if the Company elected to do so, is approximately $1.6 million as of September 30, 1998.


6.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

7.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                 ------------------        ------------------

Net income (loss)                                    $ 4,039,643              $   (373,796)
                                                     ===========              ============

Weighted average shares for basic earnings
     (loss) per share                                 22,282,528                21,269,565
Effect of dilutive employee stock options              1,002,717                         0
                                                     -----------              ------------
Adjusted weighted average shares and
     assumed conversions for diluted earnings
     (loss) per share                                 23,285,245                21,269,565
                                                     ===========              ============

Basic earnings (loss) per share                      $       .18              $       (.02)
Diluted earnings (loss) per share                    $       .17              $       (.02)


                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                 ------------------    ------------------

Net income (loss)                                    $ 2,757,480          $   (822,706)
                                                     ===========          ============

Weighted average shares for basic earnings
     (loss) per share                                 22,159,411            21,292,830
Effect of dilutive employee stock options              1,056,764                     0
                                                     -----------          ------------
Adjusted weighted average shares and
     assumed conversions for diluted earnings
     (loss) per share                                 23,216,175            21,292,830
                                                     ===========          ============

Basic earnings (loss) per share                      $       .12          $       (.04)
Diluted earnings (loss) per share                    $       .12          $       (.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
THIRD QUARTER 1998 AS COMPARED TO THIRD QUARTER 1997

     Total revenue for the three months ended September 30, 1998, primarily from the Company's printer manufacturing operations (including CodeWriter, which was acquired on January 2, 1998 as discussed in note 2 to the condensed consolidated financial statements), was $8,184,000, compared to $5,616,000 for the same period in 1997. Printer sales to the Company's largest customer, including sales of the Company's new airline ticket printer introduced in December 1997, were approximately $2.3 million in 1998 compared to $1.8 million in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was also due in part to approximately $1.3 million contributed by the sale of CodeWriter products in 1998, and an $893,000 increase in consulting fee income in 1998 compared to 1997.

     Gross profit from printer operations for the three months ended September 30, 1998 of 25.6%, decreased from 28.2% during the same period in 1997 due to a different mix of products sold and overhead costs incurred during 1998 associated with new product introductions.

     The Company provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and dispositions. The Company invoiced Gray for consulting fees totaling $1,200,000 during the three months ended September 30, 1998. As a result of the Company's equity ownership of Gray, $238,000 of such fees have been deferred for future revenue recognition over a 40 year period. Total deferred consulting fees were $764,000 as of September 30, 1998. The Company invoiced Gray for consulting fees totaling $100,000 during the three months ended September 30, 1997. There can be no assurance that the Company will provide any additional consulting services in the future.

     Operating expenses of $2,136,000 for the three months ended September 30, 1998 represented a 24% increase over operating expenses for the same period last year, due primarily to (a) an increase in sales and marketing personnel attributable to the Company's expanded printer product line; (b) an increase in advertising expenses relating to the introduction of new products in 1998; and
(c) goodwill amortization expense in 1998 associated with the purchase of CodeWriter. The Company's operating expenses include goodwill amortization of $122,000 for the third quarter of 1998, compared to $75,000 for the third quarter of 1997.

     Equity in earnings (losses) of affiliated companies, totaling $6,826,000 and $(173,000) for the three months ended September 30, 1998 and 1997, respectively, included the Company's proportionate share of the earnings of Gray, Host Communications, Inc. ("HCI"), Capital Sports Properties, Inc. ("CSP"), and in 1998 only, Rawlings Sporting Goods Company, Inc. ("Rawlings"), net of goodwill amortization totaling $194,000 and $152,000 for the respective periods. On July 31, 1998, Gray disposed of WALB-TV, its NBC affiliate in Albany, Georgia, fulfilling a Federal Communications Commission divestiture order. Gray recognized an after-tax gain of approximately $43 million in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6.9 million in the quarter ended September 30, 1998.

     Interest expense, net of dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $791,000 and $419,000 for the three months ended September 30, 1998 and 1997, respectively, was attributable to bank term loans, borrowings on the Company's revolving bank credit facilities and other bank notes payable. The increase in interest expense was attributable to an increase in bank debt used to fund the Company's investments in Rawlings, additional investments in Gray and HCI, and the purchase of CodeWriter.

     The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


RESULTS OF OPERATIONS -
NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue for the nine months ended September 30, 1998, primarily from the Company's printer manufacturing operations (including CodeWriter, which was acquired on January 2, 1998), was $22,993,000, compared to $16,790,000 for the same period in 1997. Printer sales to the Company's largest customer, including sales of the Company's new airline ticket printer introduced in December 1997, were approximately $6.6 million in 1998 compared to $5.3 million in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was due in part to approximately $3.4 million contributed by the sale of CodeWriter products in 1998, and a $937,000 increase in consulting fee income in 1998 compared to 1997.

     Gross profit from printer operations for the nine months ended September 30, 1998 of 25.1% decreased from 27.3% during the same period in 1997 due to (a) a different mix of products sold; (b) manufacturing overhead costs associated with CodeWriter's operation incurred during the first and second quarters of 1998 prior to the integration of CodeWriter's printer manufacturing into the Company's existing manufacturing facility; and (c) nonrecurring overhead costs incurred during 1998 associated with new product introductions.

     The Company invoiced Gray for consulting fees totaling $1,980,000 during the nine months ended September 30, 1998 in connection with services rendered to Gray by the Company related to Gray's acquisitions and dispositions of television stations, of which, fees of $371,000 have been deferred for future revenue recognition over a 40 year period. During the nine month period ended September 30, 1997, the Company invoiced fees of $800,000, of which $126,000 was deferred for future recognition.

     Operating expenses of $6,404,000 for the nine months ended September 30, 1998 represented a 26% increase over operating expenses for the same period last year, due primarily to (a) the Company's investment in additional sales and marketing personnel for its expanded printer product line; (b) an increase in the Company's advertising expenses relating to the introduction of new products in 1998; and (d) goodwill amortization expense in 1998 associated with the purchase of CodeWriter. The Company's operating expenses include goodwill amortization of $363,000 for the nine months ended September 30, 1998, compared to $226,000 for the same period last year.

     Equity in earnings (losses) of affiliated companies, totaling $6,680,000 and $(321,000) for the nine months ended September 30, 1998 and 1997, respectively, included the Company's proportionate share of the earnings of Gray, HCI, CSP, and in 1998 only, Rawlings, net of goodwill amortization totaling $583,000 and $457,000 for the respective periods. On July 31, 1998, Gray disposed of a television station, and recognized an after-tax gain of approximately $43 million in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6.9 million in the nine months ended September 30, 1998.

     Interest expense, net of dividends accrued on the Company's investment in Gray's series A and series B preferred stock, totaling $2,338,000 and $1,116,000 for the nine months ended June 30, 1998 and 1997, respectively, was attributable to bank term loans, borrowings on the Company's revolving bank credit facilities and other bank notes payable. The increase in interest expense was attributable to an increase in bank debt, used to fund the Company's investments in Rawlings, additional investments in Gray and HCI, and the purchase of CodeWriter.

     The principal differences between the federal statutory tax rate of 34% and the effective tax rates for each period are nondeductible goodwill amortization and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company amended all of its long-term debt agreements with two banks during the first quarter of 1998. Under an agreement amended February 20, 1998, the Company entered into a $5.0 million term loan payable to a bank in quarterly installments of $250,000 through December 2002, bearing interest payable monthly at the London Interbank Offered Rate ("LIBOR") plus 2.75%, and a revolving bank credit facility for borrowings of up to $5.0 million expiring February 2001, bearing interest payable monthly at LIBOR plus 2.75%, with a mandatory reduction in February 1999 to $4.0 million in available borrowings. Under an agreement amended March 20, 1998, the Company has outstanding two term notes for bank borrowings of up to $42.9 million (the "Term Notes") requiring no principal payments prior to maturity in January 2003, bearing interest at LIBOR plus 1.75%, and a revolving bank credit facility for borrowings of up to $3.5 million expiring May 1, 1999, bearing interest at the bank's prime rate. As of September 30, 1998, the Company had $42,317,000 outstanding under the Term Notes and $8,131,000 outstanding under the two revolving bank credit facilities. The Company also has $2.7 million in demand bank notes outstanding as of September 30, 1998, bearing interest at the bank's prime rate.

     In 1998, the Company executed two interest rate swap agreements which effectively modify the interest characteristics of $24,000,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,000,000 of floating rate debt to a fixed rate basis under two separate agreements, one of which was modified in September 1998. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,000,000 of long-term debt is subject to a fixed rate of 8.635% beginning September 30, 1998 through December 31, 2004, instead of LIBOR plus 2.75%, the rate in effect until then. In aggregate, the estimated cost of terminating the swap agreements, if the Company elected to do so, is approximately $1.6 million as of September 30, 1998.

     Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. Through June 30, 1998, all dividends on the series B preferred stock had been paid in the form of additional shares. However, during the third quarter of 1998, Gray redeemed $1.3 million of its series B preferred stock held by the Company and paid the third quarter 1998 series B preferred stock dividend in cash. The Company currently anticipates that dividends on the series B preferred stock will be paid in cash in the future.

     The Company has in effect a stock repurchase program authorized by its Board of Directors for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During the first nine months of 1998, 500 shares were repurchased under the program, at a cost of $2,000. During the first nine months of 1997, the Company repurchased 726,010 shares at a total cost of $1,751,000.

     Inventories as of September 30, 1998 increased to $5,847,000 from $3,757,000 as of December 31, 1997, as a result of (a) the purchase of CodeWriter, which added inventories of $538,000 at the acquisition date; (b) an increase in raw materials on hand associated with the Company's new airline ticket printer; and (c) the purchase of assets, consisting primarily of inventories, associated with the Sigma-Data 7200 high speed Automated Ticket / Boarding Pass Version 2 printer from a Japanese company on September 25, 1998, in a transaction valued at approximately $750,000. The Company's total working capital increased to $3,546,000 as of September 30, 1998 from $2,513,000 as of December 31, 1997, primarily as a result of (a) the CodeWriter purchase, which added $409,000 in working capital as of the acquisition date; (b) the increase in raw materials noted above; and (c) an increase in accounts receivable as a result of the increase in other Datasouth product sales in 1998, net of (x) an increase in the current portion of long-term debt attributable to the CodeWriter acquisition financing; and (y) an increase in accounts payable attributable to an increase in raw materials.

     The purchase price for CodeWriter was paid in the form of $2.5 million in cash and $2.5 million in the Company's common stock. In addition, the Company is obligated to pay to the members of CW Technologies, LLC, within 45 days following the end of each calendar quarter through December 31, 2001, an amount equal to 4% of revenue generated by the Company from CodeWriter products and services during the immediately preceding calendar quarter, but in no event will such payment be less than $50,000 in any quarter, and in no event will the aggregate amount of such payments exceed $1.2 million. These quarterly payments are, and will continue to be, accounted for as additional purchase price. The initial $2.5 million cash acquisition price was financed under the $5.0 million term note previously described.

     In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings. Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The Company's total cost to purchase the warrants pursuant to this agreement (excluding the additional warrants) was $2,842,000. Fifty percent of the purchase price, or $1,421,000, was paid to Rawlings in 1997. The remaining fifty percent of the purchase price, plus interest at 7% per annum from November 21, 1997 until the date of payment, will be due on the earlier of the date of exercise and the date of expiration of the warrants. In the event of a partial exercise of the warrants, a pro rata portion of the purchase price with interest accrued thereon will be payable. The warrants have a four year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for 20 consecutive trading days during the four year term. In addition, under the terms of the agreement, the Company purchased approximately 10.4% of the outstanding shares of Rawlings' common stock in the open market from November 1997 through January 1998 (of which, 5.4% was acquired in 1998 at a cost of $4,953,000). Investments in Rawlings were financed with borrowings under the $42.9 million Term Notes previously described.

     The Company previously announced its intention to sell its investments in HCI and

USA (which would be preceded by the merger of CSP and HCI) to Thomas O. Hicks, owner of the Texas Rangers baseball team and the Dallas Stars hockey team, for approximately $5.8 million, plus a 3.34% equity position in a new entity comprised of Mr. Hicks' sports holdings. In connection with the proposed sale, HCI would also redeem all of its preferred stock and pay all accrued dividends, resulting in additional proceeds to the Company of approximately $2.7 million. The transaction is subject to the approval of various sports organizations and certain other conditions, and is currently expected to close by early 1999.

     The Company anticipates that its current working capital, funds available under its bank revolving credit facilities, quarterly cash dividends on the Gray series A and series B preferred stock and Gray class A common stock, and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.


IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time- sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The most significant computer systems, which pertain to the Company's manufacturing and financial accounting systems, has been upgraded and is currently Year 2000 compliant. Management does not expect the cost of any necessary modifications or replacements will have a material impact on the results of any future financial reporting period. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on the Company's operating systems.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


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

                                       BULL RUN CORPORATION




Date:  November 12, 1998          By:  /s/ FREDERICK J. ERICKSON
                                       --------------------------------------
                                       Frederick J. Erickson
                                       Vice President-Finance, Treasurer
                                       and Assistant Secretary