Form 10-K
period 1998-12-31
BULL RUN CORP
filed 1999-03-31
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No
         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 26, 1999 was $53,018,295, based on the closing price thereof on The Nasdaq Stock Market.

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of February 26, 1999, was 22,268,267.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                              BULL RUN CORPORATION

                                 FORM 10-K INDEX

                                     PART I

                                                                                                  PAGE
                                                                                                  ----

ITEM 1.      Business............................................................................   3
ITEM 2.      Properties..........................................................................   9
ITEM 3.      Legal Proceedings...................................................................  10
ITEM 4.      Submission of Matters to a Vote of Security Holders.................................  10


                                                  PART II


ITEM 5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters........................................................................  10
ITEM 6.      Selected Financial Data.............................................................  12
ITEM 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................  13
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................  20
ITEM 8.      Financial Statements and Supplementary Data.........................................  21
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................  41


                                                 PART III


ITEM 10.     Directors and Executive Officers of the Registrant..................................  41
ITEM 11.     Executive Compensation..............................................................  42
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management......................  44
ITEM 13.     Certain Relationships and Related Transactions......................................  46


                                                  PART IV


ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  47


             Signatures..........................................................................  50

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Bull Run Corporation (the "Company"), a Georgia corporation, was originally incorporated in 1983 under the laws of the State of Washington. Its principal executive offices are located at 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

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

         The Company, through Datasouth, owns approximately 16.9% of the total outstanding common stock of Gray Communications Systems, Inc. ("Gray"), representing 27.4% of the voting interest in Gray, as of December 31, 1998. The Company also owns shares of series A and series B preferred stock of Gray and warrants to purchase additional shares of Gray's common stock. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal shareholders and/or executive officers, owned an additional 13.9% of Gray's common stock as of December 31, 1998, representing an additional 21.5% voting interest in Gray.

         Gray is a communications company headquartered in Atlanta, Georgia which currently operates: (i) three NBC-affiliated television stations - WEAU-TV in Eau Claire-La Crosse, Wisconsin, which was acquired during 1998; WJHG-TV in Panama City, Florida; and WITN-TV, in the Greenville-Washington-New Bern, North Carolina market; (ii) seven CBS-affiliated television stations - WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; WRDW-TV in Augusta, Georgia; and two stations acquired during 1998, KOLN-TV in Lincoln, Nebraska and KGIN-TV in Grand Island, Nebraska; (iii) four daily newspapers, The Albany Herald in Albany, Georgia; The Rockdale Citizen in Conyers, Georgia; The Gwinnett Daily Post in Lawrenceville, Georgia; and, acquired in March 1999, The Goshen News in Goshen, Indiana; (iv) an advertising weekly shopper in southwest Georgia; (v) Lynqx Communications, a satellite transmission and production services business based in the southeastern United States; and (vi) PortaPhone Paging, a communications and paging business in the Southeast. During 1998, Gray disposed of its NBC-affiliated television station in Albany, Georgia, fulfilling a Federal Communications Commission divestiture order in March 1997 following Gray's acquisition of WCTV-TV. Gray reported revenue of $128.9 million in 1998 and had total assets of $470.3 million as of December 31, 1998. J. Mack Robinson, the Company's Chairman of the Board, Hilton H. Howell, Jr., the Company's Vice President, Secretary and a director, and Mr. Prather are members of Gray's Board of Directors. Mr. Robinson is President and the chief executive officer of Gray, and Mr. Prather is Executive Vice President of Gray. Frederick J. Erickson, the Company's Vice President - Finance and chief financial officer, was the interim chief financial officer of Gray from March 1998 until September 1998.

         In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings Sporting Goods Company, Inc. ("Rawlings"). Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for 20 consecutive trading days during the four year term. In addition, under the terms of the agreement, the Company purchased 10.4% of the outstanding shares of Rawlings' common stock in the open market from November 1997 through January 1998. Simultaneously with the execution of the Investment Purchase Agreement, Rawlings and Host Communications, Inc. ("HCI") entered into a five year strategic marketing alliance, under which HCI and Rawlings will jointly market and sell Rawlings' products primarily through corporate promotions, local events and international programs.

         Rawlings, headquartered near St. Louis, Missouri, is a leading supplier of team sports equipment in North America, operating eight manufacturing facilities throughout the United States, Canada and Latin America, as well as distribution centers in the United States and Canada. Rawlings' total revenue for its most recently completed fiscal year ended August 31, 1998 was $170.6 million and total assets were $132.5 million as of such date. Mr. Prather is a member of Rawlings' Board of Directors.

         In August 1998, the Company acquired series C preferred stock of Total Sports, Inc. ("TSI"). Based in Raleigh, North Carolina, TSI is a sports content Internet company, which owns and adds daily to its proprietary sports content on its web site; powers America Online's Internet portal destination for sports news; publishes, among other print and electronic publications, "Total Baseball", "Total Football" and "Total Hockey", the official encyclopedias of Major League Baseball, the National Football League and the National Hockey League, respectively; and, in partnership with Associated Press, publishes the sports section of the "Wall Street Journal Interactive Edition". In conjunction with HCI and the National Collegiate Athletic Association ("NCAA"), TSI "TotalCasts" (real-time event coverage) on the Internet many college sporting events including the "Final Four" college basketball championship tournament, in addition to its TotalCast coverage of Major League Baseball games. The Company increased its investment in TSI from 7.7% of TSI's outstanding capital stock as of December 31, 1998, to 9.0%, following an additional investment made in January 1999. In addition to the Company's direct investment in TSI, HCI owns approximately 8.3% of TSI's common stock, assuming conversion of all TSI preferred stock. The shares owned by HCI are expected to be acquired by the Company in connection with the HCI-USA Acquisition (discussed below). Mr. Prather is a member of TSI's Board of Directors.

         In January 1999, the Company acquired common stock of Sarkes Tarzian, Inc. ("Tarzian"), representing 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian owns and operates two television stations and four radio stations: WRCB-TV in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. In March 1999, the Company executed an option agreement with Gray, whereby Gray has the option of acquiring the Tarzian investment from the Company. In connection with the option agreement, the Company received warrants to purchase additional class B common shares of Gray.

         In February 1999, the Company entered into an agreement to acquire the stock of HCI, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("CSP") not currently owned, directly or indirectly, by the Company (the "HCI-USA Acquisition"). The Company is currently HCI's largest stockholder, owning directly or indirectly approximately 32.5% of HCI's outstanding common stock and 51.5% of HCI's outstanding preferred stock. The Company's indirect ownership of HCI's common stock and HCI's preferred stock is owned by CSP, in which the Company owns 51.5% of the outstanding common stock. The Company and HCI together are the largest stockholders of USA, with the Company owning approximately 3% of USA's outstanding capital stock and HCI owning approximately 33% of USA's outstanding capital stock. For their most recent fiscal year ended June 30, 1998, HCI and USA together had revenues of approximately $109 million. This transaction is subject to the terms and conditions of the merger agreement, including approval of the stockholders of each of the companies, and is expected to close during the second quarter of 1999. Following the closing of this transaction, the Company's revenues will be predominantly generated by HCI and USA, which will be wholly-owned subsidiaries of the Company. Robert S. Prather, Jr., the Company's President, chief executive officer and a director, is a director of HCI, CSP and USA.

         Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the HCI-USA Acquisition whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed Delaware company. The new holding company, which will be a publicly held company, will be owned by the stockholders of the Company immediately prior to such conversion and the Company and its subsidiaries will become subsidiaries of such holding company.

         HCI, based in Lexington, Kentucky, is a well established sports marketing and association management company. It is the primary marketer for the NCAA, a business relationship that is now in its 24th year. Additionally, HCI has significant printing, publishing, broadcast and Internet operating divisions. HCI also manages the National Tour Association, National Grocers Association, Quest, J.D. Edwards Users Group, and other associations. HCI's total revenue for its most recently completed fiscal year ended June 30, 1998 was $46.3 million and total assets were $32.5 million as of such date.

         USA, based in Dallas, is a full-service, lifestyle and sports marketing company that specializes in developing integrated marketing programs and events on the professional, collegiate and high school level. USA's Streetball International division oversees the management and production of more than 270 worldwide events in conjunction with NBC Sports, the National Basketball Association, the National Football League, the National Hockey League, Major League Baseball and the Professional Golfers' Association Tour. USA's collegiate division is a marketing partner for many leading schools and conference athletic programs, including the University of Tennessee, Florida State University and the Big 12 Conference. USA's total revenue for its most recently completed fiscal year ended June 30, 1998 was $62.9 million and total assets were $34.7 million as of such date.

         As of December 31, 1998, Datasouth represented 22.4% of the Company's total assets; investments in HCI, CSP and USA, collectively represented 14.4%; investments in Gray represented 48.5%; investments in Rawlings represented 11.5%; and the investment in TSI represented 2.6%.

PRINCIPAL PRODUCTS AND MARKETS

         The Company, through Datasouth, designs, manufactures and markets heavy-duty dot matrix and thermal printers for industrial applications, generally selling under the "Datasouth" name. Although it has historically targeted the heavy-duty, multipart forms segment of the serial matrix impact printer market in industries such as transportation/travel, healthcare and manufacturing/distribution, the Company recognizes that this market is declining. Therefore, the Company has been recently involved in the industrial thermal printer market through the development and acquisition of Automated Ticket / Boarding Pass version 2 ("ATB2") printers for the travel industry, as well as through the acquisition of portable and desktop thermal barcode label printer product lines. The printer business is not seasonal to any significant degree; however, short term revenue trends fluctuate due to variable ordering patterns of large customers.

         The Company's impact printers compete in the medium and high speed (i.e., 300 to 600 characters per second, or "cps") serial impact dot matrix printer markets. Datasouth's dot matrix products distinguish themselves from many lower priced printers in their ability to print forms and reports as thick as nine parts and to withstand rugged duty cycles. These printers are used primarily for forms such as invoices, purchase orders, bills of lading, customs documents, insurance documents, travel documents and patient admission forms. Datasouth currently manufactures two dot matrix product families: Documax and the XL line. A third line, Performax, was discontinued in 1997. Documax, a heavy-duty dot matrix printer designed to provide maximum forms printing capabilities in a minimum amount of space, is a narrow carriage printer intended for printing on demand industry specific documents such as hotel bills, patient admissions/discharge forms, airline tickets, packing slips and invoices. A multipath printer for multipart forms, Documax offers a dual-tractor feature that allows the operator to switch automatically from one form to another. The original Documax versions print at speeds up to 333 cps and generate bar codes, OCR and industrial graphics as well. The Company also has a 600 cps version of Documax. "Documax" is a registered trademark of Datasouth. The XL line is a family of medium speed wide carriage serial impact dot matrix printers which operate at speeds ranging from 300 to 400 cps.

         The Company also has provided a line of portable and desktop thermal printers for several years, including the 4-inch wide portable "FreeLiner", and desktop version "FreeLiner DT", both of which take advantage of "liner-free" label adaptations. "Liner-free" labels have no silicone coated liner, offering several advantages over conventional liner-backed labels, including more printable labels per roll, superior print image and durability, and elimination of label liner waste, resulting in lower cost of use and greater efficiency. The Company has filed a trademark application for "FreeLiner". In January 1998, Datasouth acquired the CodeWriter product line of direct thermal and thermal transfer desktop and portable bar code label printers (the "CodeWriter Acquisition"). CodeWriter's product line includes the 4500 Series of 4.25" print width desktop thermal / thermal transfer barcode printers, and a 4.1" print width portable thermal / thermal transfer barcode printer. "CodeWriter" is a registered trademark of the Company.

         The Company was awarded a contract by The SABRE Group in February 1997 to develop and manufacture a new ATB2 airline ticket printer. In December 1997, the Company began shipping to The SABRE Group the resulting product, "Journey", for which the Company has filed a trademark application. This printer, which uses direct thermal printing technology, was designed to be compact, easy to use, and durable, with features such as an easily accessible jam-free paper path and a simpler method to load ticket stock. During the second quarter of 1999, the Company plans to introduce the "Journey II" version of the printer which adds features such as a second bin for invoice and receipt printing. In September 1998, the Company purchased marketing rights for the Sigma-Data 7200 high speed ATB2 printer (the "SD7200"). The SD7200 product line prints up to 24 coupons per minute and allows for either direct thermal or thermal transfer printing.

         Additional information concerning the Company's printer products is set forth under the caption "Sales and Distribution" below in this Item 1.

COMPETITION

         The computer printer industry is very competitive and some of the Company's competitors have greater financial and other resources. As the printer market continues to segment by speed, application and technology, the Company believes its dot matrix products to be competitive in the medium and high speed serial impact dot matrix printer markets for applications requiring high performance output of text, graphics and bar codes, and believes its thermal printer products to be competitive in the portable and desktop thermal printer markets, and in the airline ticket printer market. The Company believes that its products do not generally compete in "mass market" dot matrix and thermal printer applications. The Company's products are intended for use in industrial markets often avoided by large Japanese and domestic printer manufacturers, which may not deem these markets large enough to pursue.

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

         The Company assembles products in accordance with the Company's designs and specifications. The Company utilizes components and sub-assemblies procured from outside suppliers, some of which produce parts from tooling designed and owned by the Company. Most of the materials, components and subassemblies are available from a variety of sources and are generally not subject to significant price volatility. Although the Company has not experienced any significant problems in obtaining materials, components or subassemblies, future shortages could result in production delays that would adversely affect its business.

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

         The Company, in the ordinary course of its business, is subject to various state and federal laws and regulations relating to the protection of the environment. Compliance with these laws and regulations has not been material to the Company's business.

WARRANTY AND SERVICE

         The Company warrants its printers against defects in workmanship, generally for one year, in addition to providing in-house depot repair service. Distributors and national third party service organizations provide on-site repair under service contracts. The Company has a technical support staff accessible to all customers through a toll-free telephone number, as well as through the Company's Internet web site.

         The Company's warranty experience over the past three years has ranged from approximately .4% to .6% of revenue. Total warranty expense for 1998, 1997 and 1996 was approximately $133,000, $124,000 and $104,000, respectively.

SALES AND DISTRIBUTION

         Printers, parts, accessories and consumables are sold through an international network of approximately 60 independent distributors and directly to large volume major accounts, which consist of end-users and original equipment manufacturers. During 1998, finished product sales to distributors represented 26% of total revenue, and finished product sales to major accounts represented 50%, compared to 28% and 48% in 1997, respectively.

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

         The Company supplies Documax and Journey printers to The SABRE Group under contracts that are cancelable at any time by The SABRE Group. Moreover, The SABRE Group is under no contractual obligation to purchase any minimum number of printers from Datasouth during the term of the contracts. Sales to The SABRE Group, which began in earnest in 1993, were approximately $9,200,000 in 1998, $7,200,000 in 1997 and
$7,200,000 in 1996, representing 31%, 33% and 30% of the Company's sales from printer operations, respectively.

         As the travel market embraces a number of new technologies, such as Internet reservation booking and electronic ticketing, the Company believes that travel agencies will require more cost-effective equipment, such as its "Journey" products. Priced at less than $2,000, Journey products provide an attractively priced alternative to traditional ATB2 printers and will be affordable for even small travel agencies. The addition of the SD7200 product line in 1998 strategically expands the Company's ATB2 product line to offer a wide range of ticket printing solutions for airlines, customer reservation systems ("CRSs") and remote locations, such as corporate offices and hotels/motels.

         In 1998, the Company established a sales office and distribution point in the United Kingdom following the acquisition of a sales organization that primarily sold the Documax and SD7200 printers to airlines and CRSs in Europe, Asia and Africa. The Company intends to expand its sales to customers in these areas of the world and continue to pursue new major account business in 1999, while maintaining and strengthening relationships with key distributors.

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

         As of December 31, 1998, the Company had unfilled cancelable purchase orders with an aggregate selling price of approximately $1,603,000, compared with $1,724,000 and $1,821,000 as of December 31, 1997 and 1996, respectively.

ADVERTISING AND PROMOTION

         The Company participates in numerous regional, national and international trade shows and actively promotes its products through direct mail, telemarketing and cooperative advertising arrangements with distributors. It also advertises its products in publications serving the industrial markets targeted by its products. Advertising costs were approximately $271,000, $130,000, and $227,000 in 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

         The Company employs approximately 25 engineers, technicians and support personnel to engage in basic and applied research. In 1998, the Company's engineering team developed and released design enhancements to the CodeWriter 4500 series printer following the acquisition of the CodeWriter product line in January 1998, and substantially completed the design of the "Journey II" product currently expected to be released in the second quarter of 1999. In 1999, the Company's primary product development focus will be on expanding the current product lines with complementary products. In addition, engineering efforts are focused on enhancement of existing products to expand market penetration and customization of existing products to meet special printing applications for specific customer needs.

         Total research and development expense was $2,323,000, $2,418,000 and $1,568,000 in 1998, 1997 and 1996, respectively.

PATENTS, TRADEMARKS AND RELATED CONTRACTS

         Although the Company holds certain patents, trademarks and related contracts, none is considered to be material to its business.

EMPLOYEES

         As of December 31, 1998, the Company had 134 full-time employees, of which, 114 were located at Datasouth's administrative and manufacturing facility in Charlotte, North Carolina. No employees are subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties. Management believes that its relationship with its employees is good.

EXPORT SALES

         Sales to non-domestic customers, located principally in Western Europe and South America, totaled $2,823,000 in 1998, $2,497,000 in 1997, and
$2,954,000 in 1996.

EXECUTIVE OFFICERS

         Set forth below is certain information with respect to the executive officers of the Company:

         J. Mack Robinson, age 75, has been Chairman of the Board since 1994 and a director since 1992. He has been Chairman of the Board and President of Delta Life Insurance Company since 1958, President of Atlantic American Corporation from 1988 to 1995, and Chairman of the Board of Atlantic American since 1974. Mr. Robinson has also been President and Chief Executive Officer of Gray since 1996, and is a director of Gray.

         Robert S. Prather, Jr., age 54, has been President, Chief Executive Officer and a director since 1992. He has been Executive Vice President of Gray since 1996 and a director of Gray since 1993. Mr. Prather is a director of HCI, CSP, USA, Rawlings and TSI. In addition, Mr. Prather is a director of The Morgan Group, Inc.

         Hilton H. Howell, Jr., age 37, has been Vice President and Secretary since 1994 and a director since 1994. He has been President and Chief Executive Officer of Atlantic American Corporation since 1995 and Executive Vice President from 1992 to 1995, and Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell is also a director of Gray, and is married to Mr. Robinson's daughter.

         Frederick J. Erickson, age 40, has been Vice President - Finance, Treasurer and Chief Financial Officer since 1994. He has been Executive Vice President - Finance & Administration of Datasouth since 1997 and Vice President
- Finance & Administration from 1993 to 1997.

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

Datasouth's main administrative and manufacturing facility is leased through December 2001 and additional office and warehousing space is leased through December 2000. Datasouth's west coast service and distribution center in Vista, California operates in a 6,781 square foot fully-utilized facility leased through April 2001. Datasouth's 608 square foot sales office in Northampton, England is leased through September 2001.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a co-defendant in a Complaint filed on February 1, 1999 with the United States District Court in Indianapolis, Indiana by Sarkes Tarzian, Inc., an Indiana corporation ("Tarzian"). The Company acquired 301,119 shares of Sarkes Tarzian, Inc. common stock, $4.00 par value (the "Tarzian Shares") from U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate"), the other co-defendant, on January 28, 1999 for $10 million. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to the Company's purchase of such shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. The Company believes that a binding contract between Tarzian and the Estate did not exist prior to the Company's purchase of the Tarzian Shares from the Estate, and in any case, the Company's purchase agreement with the Estate provides that in the event that a court of competent jurisdiction awards title to a person or entity other than the Company, the purchase agreement is rescinded, and the Estate is required to pay the Company the full $10 million purchase price, plus interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the quarter ended December 31, 1998.

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

                         HIGH              LOW
1997
First Quarter           $3.06             $2.00
Second Quarter           2.75              2.13
Third Quarter            2.84              2.25
Fourth Quarter           3.84              2.56

1998
First Quarter           $4.25             $2.88
Second Quarter           5.13              3.63
Third Quarter            5.00              3.44
Fourth Quarter           3.81              2.88


HOLDERS

         As of February 26, 1999, there were 2,592 holders of record of Common Stock.

DIVIDENDS

         Since its inception, the Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Company's Board of Directors to retain all earnings to finance the development and growth of the Company's business. The Company's future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant circumstances existing at that time.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the Audited Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein, as well as "Management's Discussion and Analysis". The selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1998 are derived from the Audited Consolidated Financial Statements of the Company. Also refer to the pro forma data for the CodeWriter Acquisition and the Company's investment in Rawlings appearing in Note 4 to the Company's Audited Consolidated Financial Statements included elsewhere herein.

                             SELECTED FINANCIAL DATA
           (Dollars and shares in thousands, except per share amounts)

OPERATING RESULTS FOR THE YEARS ENDED:                     1998            1997          1996           1995           1994
Revenue from printer operations                          $ 29,848       $ 21,639       $ 23,810       $ 26,432       $  2,751
Cost of goods sold                                        (22,103)       (15,967)       (17,170)       (18,649)        (1,853)
                                                          -------        -------        -------        -------         ------
  Gross profit                                              7,745          5,672          6,640          7,783            898
Other operating revenue                                     1,618            681            844            721            323
Operating expenses                                         (8,593)        (6,852)        (6,255)        (6,764)        (1,174)
                                                          -------        -------        -------        -------         ------
  Income (loss) from operations                               770           (499)         1,229          1,740             47
Equity in earnings (losses) of affiliated companies         6,734           (599)         1,731            107            266
Gain on issuance of shares by affiliated company               --             --          8,179             --             --
Interest expense and other, net                            (3,290)        (1,614)        (1,250)          (944)           (11)
                                                          -------        -------        -------        -------         ------
  Income (loss) before income taxes, extraordinary
    item and cumulative effect of accounting change         4,214         (2,712)         9,889            903            302
Income tax benefit (provision)                             (1,854)           939         (4,012)          (180)           (86)
                                                          -------        -------        -------        -------         ------
Income (loss) before extraordinary item and
    cumulative effect of accounting change                  2,360         (1,773)         5,877            723            216
Extraordinary loss                                             --             --           (295)            --             --
Cumulative effect of accounting change                         --             --           (274)            --             --
                                                          -------        -------        -------        -------         ------
  Net income (loss)                                      $  2,360       $ (1,773)      $  5,308       $    723       $    216
                                                          =======        =======        =======        =======         ======

Earnings (loss) per share - Basic:
  Income (loss) before extraordinary item and
    cumulative effect of accounting change               $   0.11       $  (0.08)      $   0.26       $   0.03       $   0.02
  Net income (loss)                                      $   0.11       $  (0.08)      $   0.24       $   0.03       $   0.02
Weighted average shares outstanding - Basic                22,189         21,302         22,013         22,127         13,350

Earnings (loss) per share - Diluted
  Income (loss) before extraordinary item and
      cumulative effect of accounting change             $   0.10       $  (0.08)      $   0.25       $   0.03       $   0.02
  Net income (loss)                                      $   0.10       $  (0.08)      $   0.23       $   0.03       $   0.02
Weighted average shares outstanding - Diluted              23,182         21,302         22,945         23,236         13,534

FINANCIAL POSITION AS OF DECEMBER 31:                       1998           1997           1996           1995           1994
Working capital                                           $ 3,312        $ 2,513        $ 3,990        $ 3,739        $ 4,813
Investment in affiliated companies                         73,346         61,551         53,752         29,246         15,709
Total assets                                               95,172         76,832         67,851         44,300         30,756
Long-term obligations                                      51,848         41,998         31,364         14,896          2,775
Stockholders' equity                                       29,791         25,056         28,318         24,079         23,584
Current ratio                                                 1.4            1.4            2.1            1.9            2.6
Book value per share                                      $  1.34        $  1.18        $  1.30        $  1.09        $  1.07

The changes from year to year are primarily a result of the following transactions:
1998 - Equity in the earnings attributable to Gray's gain on disposal of a television station; acquisition of a printer manufacturer; additional investments in Rawlings; and investment in TSI.
1997 - Initial investments in Rawlings.
1996 - Increase in the investment in Gray of $8,179 resulting from Gray's public offering of its class B common stock; and purchase of Gray preferred stock for $15 million.
1995 - Investments in HCI and its affiliates, CSP and USA; merger with Datasouth effective November 29, 1994.
No dividends were declared or paid during the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The consolidated operating results include those of Bull Run Corporation ("Bull Run") and Datasouth Computer Corporation ("Datasouth", and collectively, with Bull Run, the "Company"), after elimination of intercompany accounts and transactions.

PENDING HCI-USA ACQUISITION AND OTHER SUBSEQUENT EVENTS

On February 15, 1999, the Company entered into an agreement to acquire the stock of Host Communications, Inc. ("HCI"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("CSP") not currently owned, directly or indirectly, by the Company, for approximately $95 million, net of cash acquired (the "HCI-USA Acquisition"). Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the HCI-USA Acquisition whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed Delaware company. The new holding company, which will be a publicly held company, will be owned by the stockholders of the Company immediately prior to such conversion and the Company and its subsidiaries will become subsidiaries of such holding company. Approximately $37 million of the HCI-USA Acquisition purchase price is expected to be paid to HCI, USA and CSP stockholders in cash and the remainder is expected to be paid in common stock of the new holding company. The Company is currently HCI's largest stockholder, owning directly or indirectly approximately 32.5% of HCI's outstanding common stock and 51.5% of HCI's outstanding preferred stock. The Company's indirect ownership of HCI's common stock and HCI's preferred stock is owned by CSP, in which the Company owns 51.5% of the outstanding common stock. The Company and HCI together are the largest stockholders of USA, with the Company owning approximately 3% of USA's outstanding capital stock and HCI owning approximately 33% of USA's outstanding capital stock. For their most recent fiscal year ended June 30, 1998, HCI and USA together had revenues of approximately $109 million. This transaction is subject to the terms and conditions of the merger agreement, including approval of the stockholders of each of the companies, and is currently expected to close during the second quarter of 1999.

On January 15, 1999, the Company invested an additional $1 million for shares of Total Sports, Inc. ("TSI") series C1 preferred stock, increasing its investment in TSI to 9.0% of TSI's total outstanding capital stock. The shares, like the shares of TSI's series C preferred stock acquired by the Company in August 1998 for $2.5 million, are convertible to TSI's common stock. The Company will acquire HCI's investment in an additional 8.3% of TSI's total outstanding capital stock in connection with the HCI-USA Acquisition.

On January 28, 1999, the Company acquired shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the estate of Mary Tarzian (the "Estate") for $10 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint with the United States District Court, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to the Company's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian (see "Legal Proceedings" in Item 3 for further discussion). Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Company's investment in Tarzian was financed with a $10 million bank note payable with interest at the bank's prime rate, expiring May 28, 1999. The Company intends to refinance or extend the $10 million note prior to the note's expiration date, if necessary. On March 1, 1999, the Company executed an option agreement with Gray Communications Systems, Inc. ("Gray"), the Company's 16.9%-owned affiliate, whereby Gray has the option of acquiring the Tarzian investment from the Company for $10 million plus related costs, expiring May 31, 1999. Gray has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension. The Company also received from Gray warrants to acquire 100,000 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option.

RESULTS OF OPERATIONS - 1998 AS COMPARED TO 1997

Total revenue for 1998, primarily from the printer manufacturing operations of Datasouth, was $31,466,000 compared to $22,320,000 in 1997. Revenue from Datasouth's printer operations (including the CodeWriter product line, which was acquired on January 2, 1998 as discussed in "Liquidity and Capital Resources" and in note 2 to the consolidated financial statements, referred to as the "CodeWriter Acquisition"), was $29,848,000 in 1998, representing a 38% increase from such revenue in 1997 of $21,639,000. CodeWriter products contributed revenue of approximately $4,400,000 in 1998. Printer sales to the Company's largest customer were approximately $9,200,000 in 1998 and $7,200,000 in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was also due in part to an increase in consulting fee income in 1998 compared to 1997.

Gross profit from printer operations of 25.9% for 1998 decreased slightly from the 26.2% realized in 1997, primarily due to (a) a different mix of products sold; (b) initial production costs associated with the introduction of a new printer line; and (c) costs incurred by the Company immediately following the CodeWriter Acquisition, prior to the integration of manufacturing operations into the Company's existing product manufacturing facility, offset by (d) some manufacturing overhead efficiencies gained as a result of higher unit volumes.

The Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Consulting fee income of $1,618,000 was recognized in 1998 compared to $681,000 in 1997. There can be no assurance that the Company will recognize any consulting fees in the future, other than recognition of currently deferred fees.

Operating expenses of $8,593,000 in 1998 represented a 25% increase from 1997, due primarily to (a) an increase in sales and marketing personnel attributable to the Company's expanded printer line; (b) expenses associated with the Company's European sales office opened in October 1998; (c) an increase in advertising expenses relating to the introduction of new products in 1998; (d) an increase in personnel as a result of the CodeWriter Acquisition; and (e) goodwill amortization expense and certain nonrecurring post-acquisition transition costs in 1998 associated with the CodeWriter Acquisition. Operating expenses include non-cash goodwill amortization expense of $488,000 in 1998 and $301,000 in 1997, associated with the acquisition of Datasouth and, in 1998 only, the CodeWriter Acquisition.

Equity in earnings (losses) of affiliated companies, totaling $6,734,000 in 1998 and ($599,000) in 1997, includes the Company's proportionate share of the earnings of Gray, HCI, CSP, and in 1998 only, Rawlings Sporting Goods Company, Inc. ("Rawlings"), net of goodwill amortization totaling $777,000 and $610,000, respectively. In 1998, Gray disposed of WALB-TV, its NBC affiliate in Albany, Georgia, fulfilling a Federal Communications Commission divestiture order. As a result of the gain on the disposition of WALB-TV, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in 1998.

Interest and dividend income of $1,085,000 in 1998 and $1,102,000 in 1997 was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $4,247,000 in 1998 and $2,716,000 in 1997, was incurred primarily in connection with bank term loans, the proceeds of which were used to finance (a) the Company's investments in Gray, HCI, CSP and USA; (b) the Company's investments in Rawlings from November 1997 through January 1998; (c) the CodeWriter Acquisition in January 1998; and (d) the Company's investment in TSI in August 1998.

As of December 31, 1998, the Company has a net operating loss carryforward for tax purposes of approximately $1,500,000 to reduce Federal taxable income in the future, an Alternative Minimum Tax ("AMT") credit carryforward of approximately $500,000 and a business credit carryforward of approximately $115,000, to reduce regular Federal tax liabilities in the future. Nondeductible goodwill amortization increased the Company's tax provision in 1998 and reduced the Company's tax benefit in 1997, resulting in an effective tax rate of 44.0% in 1998 and 34.5% in 1997.

RESULTS OF OPERATIONS - 1997 AS COMPARED TO 1996

Total revenue for 1997, primarily from the printer manufacturing operations of Datasouth, was $22,320,000 compared to $24,654,000 in 1996. Revenue from Datasouth's printer operations of $21,639,000 in 1997 represented a 9% decrease from such revenue in 1996 of $23,810,000. Printer sales to the Company's largest customer were approximately $7,200,000 in 1997 and 1996. Sales to two significant distributors were approximately $980,000 lower in 1997 than in 1996, and a product line generating sales of $1,230,000 of sales in 1996 was discontinued in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers.

Gross profit from printer operations of 26.2% for 1997 decreased from the 27.9% realized in 1996, primarily due to a different mix of products sold, initial production costs associated with the introduction of a new printer line, and greater manufacturing overhead efficiencies gained in 1996 as a result of higher unit volumes.

Consulting fee income on services provided to Gray in connection with Gray's acquisitions and dispositions was $681,000 in 1997 compared to $844,000 in 1996.

Operating expenses of $6,852,000 in 1997 represented a 10% increase from 1996, due primarily to (a) the cost of research and development efforts incurred for the design of a new printer introduced in the fourth quarter of 1997 and (b) certain general and administrative expenses. Operating expenses include non-cash goodwill amortization associated with the acquisition of Datasouth of $301,000 in 1997 and $292,000 in 1996.

Equity in earnings (losses) of affiliated companies totaled ($599,000) in 1997 and $1,731,000 in 1996, net of goodwill amortization totaling $610,000 and $487,000, respectively. Approximately $975,000 of the decrease from 1996 to 1997 in equity in earnings of affiliated companies can be attributed to Gray's gain on the sale of a television station and HCI's gain on the sale of assets to USA in 1996. Additional decreases in Gray's earnings for 1997 compared to 1996 are attributable to increased interest expense and amortization of goodwill associated with Gray's acquisitions.

In 1996, Gray consummated a public offering of 3.5 million shares of its newly-issued class B common stock, resulting in net proceeds to Gray of $67,100,000. As a result of this issuance, the Company's common equity ownership of Gray was reduced from 27.1% to 15.2%, resulting in a pretax gain for the Company of approximately $8,200,000 (approximately $5,000,000 million after tax). This offering also reduced the Company's common equity voting power in Gray from 27.1% to 25.1%. There is no assurance that such sales or such gains of a material nature will occur in the future.

Interest and dividend income in 1997 of $1,102,000 was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $2,716,000 in 1997, was incurred primarily in connection with bank term loans, the proceeds of which were used to finance (a) the Company's investments in

Gray, HCI, CSP, USA and (b) the Company's investments in Rawlings beginning in November 1997.

The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses, since the nature of HCI's contracts were changing to include revenue-sharing or net profit split arrangements, rather than guaranteed rights fee payments. As a result, the rights fee expense associated with this type of contract could not be accurately measured until the expiration of each contract period when the revenue-sharing or net profit split amount was determined. Under the new policy, license fee revenue and rights fee expense are recognized on a straight-line basis over the life of the contract, instead of recognizing revenue and expense in their entirety on the effective date of the contract, thereby providing for the uniform matching of revenue and expenses. As a result of the change in accounting policy, HCI recognized a $4,559,000 charge against its earnings, representing the after-tax cumulative effect of the accounting change. The Company reported 9.1% of the charge, or $415,000, less a $141,000 deferred tax benefit, as a charge against its 1996 earnings.

In 1996, Gray retired certain debt with the proceeds from its public offerings of class B common stock and notes, and the sale of its series B preferred stock. As a result, Gray incurred an after-tax extraordinary loss of $3,159,000 related to costs associated with the retired debt. The Company therefore recognized 15.2% of Gray's charge, or $480,000, less a $185,000 deferred tax benefit, as an extraordinary loss.

As of December 31, 1997, the Company had an Alternative Minimum Tax ("AMT") credit carryforward of approximately $500,000 to reduce regular Federal tax liabilities in the future. In part resulting from the carryback of the 1997 taxable loss to 1995, the Company had a business credit carryforward of approximately $115,000 to reduce regular Federal tax liabilities in the future. Nondeductible goodwill amortization reduced the Company's tax benefit in 1997 and increased the Company's tax expense in 1996, thereby reducing the Company's effective tax rate to 34.5% in 1997 from 40.6% in 1996. The valuation allowance on deferred tax assets was reduced in 1996, thereby reducing the 1996 income tax provision by approximately $47,000 and goodwill by approximately $131,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company amended its long-term debt agreements with two banks in 1998, and further amended the agreements in February and March 1999. Under an agreement amended on March 20, 1998, and further amended February 24, 1999, March 22, 1999 and March 24, 1999, the Company has outstanding (a) four term notes payable to a bank, requiring no principal payments prior to maturity on January 1, 2003, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, under which $42,312,000 was outstanding as of December 31, 1998; and (b) a revolving bank credit facility for borrowings of up to $3,500,000 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $2,536,000 was outstanding as of December 31, 1998.

Under an agreement amended February 20, 1998 (the "February 1998 Agreement"), the Company entered into (a) a $5,000,000 term note, payable to a bank in quarterly installments of $250,000, under which $4,000,000 was outstanding as of December 31, 1998, and (b) a revolving bank credit facility for borrowings of up to $5,000,000, under which the Company had borrowed $5,000,000 as of December 31, 1998. The February 1998 Agreement was further modified on March 5, 1999 to revise certain terms, resulting in (a) a $4,000,000 term note, payable to a bank in quarterly installments of $250,000 through March 31, 2000, with the remainder due June 30, 2000, and (b) a revolving bank credit facility for borrowings of up to $5,000,000 until June 30, 1999, and $4,000,000 thereafter until expiration on June 30, 2000. Borrowings under the February 1998 Agreement, as modified, currently bear interest at either (a) the prime rate or (b) LIBOR plus 3%. The Company also had a demand bank note for borrowings of up to $2,000,000, bearing interest at the bank's prime rate, under which $2,000,000 was outstanding as of December 31, 1998. The demand note expires June 30, 1999.

The Company's investment in Tarzian was financed with a $10,000,000 bank note payable with interest at the bank's prime rate, expiring May 28, 1999. The Company intends to refinance or extend the note prior to the note's expiration date, if necessary.

The Company currently anticipates refinancing all existing notes payable and long-term debt agreements in 1999 in connection with the bank financing of the HCI-USA Acquisition.

In January 1998, the Company executed two interest rate swap agreements, effectively modifying the interest characteristics of $24,000,000 of the Company's outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 and $4,000,000 of floating rate debt to a fixed rate basis under two separate agreements, one of which was modified in September 1998. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,000,000 of long-term debt is subject to a fixed rate of no more than 8.66% beginning September 30, 1998 through December 31, 2004, instead of LIBOR plus 3%, the rate in effect until then. In aggregate, the estimated cost of terminating the swap agreements, if the Company elected to do so, is approximately $1,300,000 as of December 31, 1998.

Effective January 2, 1998, the Company acquired all of the outstanding common stock of CodeWriter Industries, Inc. ("CodeWriter") and all of the outstanding membership interests of CodeWriter's affiliate, CW Technologies, LLC ("CWT"), in a transaction valued at approximately $6,200,000 (the "CodeWriter Acquisition"), of which $5,000,000 was paid at closing in the form of $2,500,000 in cash and $2,500,000 in the Company's common stock. In addition, the Company is obligated to pay quarterly to the Members of CWT, a specified percentage of revenue generated by the Company from CodeWriter's and CWT's products and services during each calendar quarter through December 31, 2001, but in no event will the aggregate payments exceed $1,200,000.

In 1997, the Company entered into an Investment Purchase Agreement with Rawlings. Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The Company's total cost to purchase the warrants pursuant to this agreement (excluding the additional warrants) was $2,842,000. Fifty percent of the purchase price, or $1,421,000, was paid to Rawlings in 1997. The remaining fifty percent of the purchase price, plus interest at 7% per annum from November 21, 1997 until the date of payment, will be due on the earlier of the date of exercise or the date of expiration of the warrants. In the event of a partial exercise of the warrants, a pro rata portion of the purchase price with interest accrued thereon will be payable. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for twenty consecutive trading days during the four-year term. In addition, under the terms of the agreement, the Company purchased 10.4% of the outstanding shares of Rawlings' common stock in the open market from November 1997 through January 1998. Investments in Rawlings were financed with borrowings under the $42,312,000 term loans previously described.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. During 1998, Gray redeemed 435.94 shares of its series B preferred stock owned by the Company, including 110.94 shares previously issued in-kind as dividends on the series B preferred stock, for a total of $3,805,000. The Company anticipates that dividends on the series B preferred stock will be paid in cash for the foreseeable future.

Inventories increased to $5,167,000 as of December 31, 1998 from $3,757,000 at December 31, 1997, as a result of (a) the CodeWriter Acquisition, which added inventories of $538,000 at the acquisition date; (b) an increase in raw materials on hand associated with the Company's new internally-developed Journey Automated Ticket / Boarding Pass Version 2 ("ATB2") airline ticket printer initially introduced in December 1997; and (c) the purchase of assets, consisting primarily of inventories associated with the Sigma-Data 7200 high-speed ATB2 printer, from a Japanese company in September 1998, in a transaction valued at approximately $750,000 (the "Sigma-Data 7200 Purchase"). As of December 31, 1998, the Company had open purchase commitments totaling approximately $8,500,000, primarily for raw materials inventories.

The Company's total working capital increased to $3,312,000 as of December 31, 1998 from $2,513,000 as of December 31, 1997, primarily as a result of (a) the CodeWriter Acquisition, which added $409,000 in working capital as of the acquisition date; (b) the increase in raw materials for Journey, discussed above; (c) the Sigma-Data 7200 Purchase, which added approximately $750,000 in working capital as of the acquisition date; and (d) an increase in accounts receivable due to the increase in product sales, net of (x) an increase in the demand note payable; (y) an increase in the current portion of long-term debt attributable to the CodeWriter Acquisition financing, as modified; and (z) an increase in accounts payable attributable to an increase in raw materials inventories.

The Company has an active stock repurchase program authorized by its Board of Directors for the repurchase of up to 2,000,000 shares of its common stock. Repurchases may be made from time to time in the open market or directly from shareholders at prevailing market prices, and may be discontinued at any time. During 1998, the Company repurchased 40,500 shares at a total cost of $150,000 under the Program, in addition to 50,956 shares valued at $217,000 acquired in a private transaction in 1998.

Capital spending for 1999 is expected to be approximately $600,000, excluding any impact of the HCI-USA Acquisition. The Company anticipates that its current working capital, funds available under its revolving credit facilities, quarterly cash dividends on the Gray preferred stock and Gray class A common stock, anticipated redemption of some amount of Gray preferred stock, anticipated extension fees on the option agreement with Gray and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next twelve months. Any capital required for potential additional business acquisitions would have to be funded by issuing additional securities or by entering into other financial arrangements.

INTEREST RATE RISK MANAGEMENT

The Company is exposed to changes in interest rates due to the Company's financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as detailed in "Liquidity and Capital Resources" above) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties.

Based on the Company's debt profile at December 31, 1998 and 1997, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $517,000 in 1998 and $353,000 in 1997. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving consideration to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

During 1997, the Company completed an assessment and determined (a) that its printer products did not contain time-sensitive software that make them susceptible to the Year 2000 Issue; however, (b) there were portions of the Company's internal systems software and some hardware that would have to be modified or replaced so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The most significant computer systems, which pertain to the Company's manufacturing and financial accounting systems, were upgraded in 1998 and are currently Year 2000 compliant. Expense incurred in 1998 related to Year 2000 upgrades and modifications was approximately $100,000, including equipment lease rent expense. Future equipment rent expense will not differ materially from depreciation expense attributed to the replaced equipment. Although management expects to replace some personal computers and other computer hardware during 1999 which are not Year 2000 compliant, management does not expect the cost of these additional expenditures to exceed $50,000, nor does it expect that any of the necessary modifications or replacements will have a material impact on the results of any future financial reporting period. The remaining modifications and replacements are expected to be completed by mid-1999, prior to any anticipated impact on its operating systems. The Company believes that with the completed and anticipated modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company has had communications with most of its major vendors and sole source suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remedy their own Year 2000 issues. These communications include both oral communications, as well as the receipt of written Year 2000 compliance statements, and focus on certain key vendors and suppliers from whom the Company receives unique materials, products and services. The Company expects to complete its assessment of its major vendors and sole source suppliers by mid-1999. Most raw materials used in the manufacture of the Company's computer printers are available from more than one supplier;

therefore, management's contingency plans include, but are not limited to, evaluating alternative vendors who are Year 2000 compliant, as well as evaluating the adequacy of inventory levels.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the availability of suitable replacement hardware, the ability to locate and correct all relevant computer codes, and similar uncertainties. Furthermore, it is too early to determine to what extent, if any, contingency plans will have to be implemented. Although the Company expects to be Year 2000 compliant by mid-1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company and its affiliates operate, (ii) competitive pressures in the markets in which the Company and its affiliates operate, (iii) the effect of future legislation or regulatory changes on the Company's and its affiliates' operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate Risk Management" in Item 7 "Management's Discussion and Analysis".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         PAGE
                                                                                         ----
Audited Consolidated Financial Statements of Bull Run Corporation
     Report of Independent Auditors                                                       22
     Consolidated Balance Sheets at December 31, 1998 and 1997                            23
     Consolidated Statements of Operations for the years ended
        December 31, 1998, 1997 and 1996                                                  24
     Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 1998, 1997 and 1996                                            25
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996                                                  26
     Notes to Consolidated Financial Statements                                           27
     Selected Quarterly Financial Data (Unaudited)                                        40

Audited Consolidated Financial Statements of Gray Communications Systems, Inc.
     Report of Independent Auditors                                                       F-1
     Consolidated Balance Sheets at December 31, 1998 and 1997                            F-2
     Consolidated Statements of Operations for the years ended
        December 31, 1998, 1997 and 1996                                                  F-4
     Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 1998, 1997 and 1996                                            F-5
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996                                                  F-7
     Notes to Consolidated Financial Statements                                           F-8

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated balance sheets of Bull Run Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Rawlings Sporting Goods Company, Inc. ("Rawlings") as of and for the year ended August 31, 1998, and the financial statements of Host Communications, Inc. ("HCI") and Capital Sports Properties, Inc. ("CSP") as of and for the year ended June 30, 1996 and for the six months ended June 30, 1996 have been audited by other auditors whose reports have been furnished to us; the report as to HCI included an explanatory paragraph relating to an accounting change in the method of recognizing certain revenue and related expenses. Our opinion, insofar as it relates to data included for Rawlings, HCI and CSP for their respective periods in 1998 and 1996, is based solely on the reports of the other auditors. In the consolidated financial statements, the Company's investment in Rawlings is stated at $11,001,000 at December 31, 1998 and the Company's investment in HCI and CSP is stated at $11,854,000 at December 31, 1996; the Company's equity in the net income of Rawlings is stated at $237,000 for the year ended December 31, 1998; and the Company's equity in the net income of HCI and CSP is stated at $762,000 for the year ended December 31, 1996; and the Company's cumulative effect of accounting change recognized by HCI is stated at $(274,000) for the year ended December 31, 1996.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1998 and 1996, the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull Run Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the Consolidated Financial Statements, during 1996 HCI changed its method of recognizing certain revenue and related expenses.


                                                  /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 9, 1999, except as to Notes 4 and 7, as to which the date is March 24, 1999

                              BULL RUN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                                  December 31
                                                               1998          1997
ASSETS
Current assets:
   Cash and cash equivalents                                $     58       $    142
   Accounts receivable (includes $880 and $850 due
      from Gray Communications Systems, Inc. as of
      December 31, 1998 and 1997, respectively)                5,980          4,600
   Inventories                                                 5,167          3,757
   Other                                                         231            193
                                                            --------       --------
              Total current assets                            11,436          8,692

Property and equipment, net                                    2,623          2,638
Investment in affiliated companies                            73,346         61,551
Goodwill                                                       7,583          3,589
Other assets                                                     184            362
                                                            --------       --------

                                                            $ 95,172       $ 76,832
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable and current portion of long-term debt       $  4,000       $  2,500
   Accounts payable                                            2,781          2,462
   Accrued and other liabilities:
      Employee compensation and related taxes                    571            430
      Interest                                                   396            553
      Other                                                      376            234
                                                            --------       --------
              Total current liabilities                        8,124          6,179

Long-term debt                                                51,848         41,998
Deferred income taxes                                          5,409          3,599
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000
      shares; issued 22,785 and 22,583 shares as of
      December 31, 1998 and 1997, respectively)                  228            226
   Additional paid-in capital                                 21,378         20,800
   Treasury stock, at cost (542 and 1,287 shares as of
      December 31, 1998 and 1997, respectively)               (1,393)        (3,188)
   Retained earnings                                           9,578          7,218
                                                            --------       --------
              Total stockholders' equity                      29,791         25,056
                                                            --------       --------

                                                            $ 95,172       $ 76,832
                                                            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)

                                                                              Years Ended December 31
                                                                         1998           1997           1996
Revenue from printer operations                                       $ 29,848       $ 21,639       $ 23,810
Cost of goods sold                                                      22,103         15,967         17,170
                                                                      --------       --------       --------
              Gross profit                                               7,745          5,672          6,640

Consulting fee income                                                    1,618            681            844

Operating expenses:
   Research and development                                              2,323          2,418          1,568
   Selling, general and administrative                                   6,270          4,434          4,687
                                                                      --------       --------       --------
                                                                         8,593          6,852          6,255
                                                                      --------       --------       --------
              Income (loss) from operations                                770           (499)         1,229

Other income (expense):
   Equity in earnings (losses) of affiliated companies                   6,734           (599)         1,731
   Gain on issuance of common shares by affiliated company                  --             --          8,179
   Interest and dividend income                                          1,085          1,102            874
   Interest expense                                                     (4,247)        (2,716)        (2,124)
   Other expense                                                          (128)            --             --
                                                                      --------       --------       --------
              Income (loss) before income taxes, extraordinary
                 item and cumulative effect of accounting change         4,214         (2,712)         9,889
Income tax benefit (provision)                                          (1,854)           939         (4,012)
                                                                      --------       --------       --------
              Income (loss) before extraordinary item and
                 cumulative effect of accounting change                  2,360         (1,773)         5,877
Extraordinary loss recognized by affiliated company
   (net of $185 tax benefit)                                                --             --           (295)
Cumulative effect of accounting change recognized by affiliate
   (net of $141 tax benefit)                                                --             --           (274)
                                                                      --------       --------       --------
              Net income (loss)                                       $  2,360       $ (1,773)      $  5,308
                                                                      ========       ========       ========

Earnings (loss) per share - Basic:
   Income (loss) before extraordinary item and cumulative
      effect of accounting change                                     $   0.11       $  (0.08)      $   0.26
   Extraordinary loss                                                       --             --          (0.01)
   Cumulative effect of accounting change                                   --             --          (0.01)
                                                                      --------       --------       --------
   Net income (loss)                                                  $   0.11       $  (0.08)      $   0.24
                                                                      ========       ========       ========

Earnings (loss) per share - Diluted:
   Income (loss) before extraordinary item and cumulative
      effect of accounting change                                     $   0.10       $  (0.08)      $   0.25
   Extraordinary loss                                                       --             --          (0.01)
   Cumulative effect of accounting change                                   --             --          (0.01)
                                                                      --------       --------       --------
   Net income (loss)                                                  $   0.10       $  (0.08)      $   0.23
                                                                      ========       ========       ========

Weighted average number of common shares outstanding:
   Basic                                                                22,189         21,302         22,013
   Diluted                                                              23,182         21,302         22,945

The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)


                                                              Additional                               Total
                                        Common Stock           Paid-In      Treasury     Retained  Stockholders'
                                    Shares        Amount       Capital       Stock       Earnings      Equity

Balances, December 31, 1995         22,280       $   223       $20,503      $  (330)      $3,683      $24,079

   Purchase of treasury stock                                                (1,107)                   (1,107)
   Exercise of stock options            45                          38                                     38
   Net income                                                                              5,308        5,308
                                    ------       -------       -------      -------       ------      -------

Balances, December 31, 1996         22,325           223        20,541       (1,437)       8,991       28,318

   Purchase of treasury stock                                                (1,751)                   (1,751)
   Exercise of stock options           258             3           259                                    262
   Net loss                                                                               (1,773)      (1,773)
                                    ------       -------       -------      -------       ------      -------

Balances, December 31, 1997         22,583           226        20,800       (3,188)       7,218       25,056

   Issuance of treasury stock                                      555        1,945                     2,500
   Purchase of treasury stock                                                  (150)                     (150)
   Exercise of stock options           202             2            23                                     25
   Net income                                                                              2,360        2,360
                                    ------       -------       -------      -------       ------      -------

Balances, December 31, 1998         22,785       $   228       $21,378      $(1,393)      $9,578      $29,791
                                    ======       =======       =======      =======       ======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             Years Ended December 31
                                                                        1998           1997           1996
Cash flows from operating activities:
   Net income (loss)                                                 $  2,360       $ (1,773)      $  5,308
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Cumulative effect of accounting change                                                               415
   Extraordinary loss                                                                                   480
   Gain on issuance of common shares by affiliate                                                    (8,179)
   Provision for bad debts                                                 22             27              1
   Depreciation and amortization                                        1,122          1,001            950
   Equity in (earnings) losses of affiliated companies                 (6,734)           599         (1,731)
   Deferred income taxes                                                1,837           (892)         3,553
   Accrued preferred stock dividend income                               (175)          (300)
   Loss on disposition of assets                                          128
   Change in operating assets and liabilities:
      Accounts receivable                                              (1,100)          (553)          (166)
      Inventories                                                        (161)          (442)           440
      Other current assets                                                 47             (6)            74
      Accounts payable and accrued expenses                                30            512            122
                                                                       ------         ------         ------
Net cash provided by (used in) operating activities                    (2,624)        (1,827)         1,267
                                                                       ------         ------         ------
Cash flows from investing activities:
Capital expenditures                                                     (352)        (1,160)          (366)
Investment in affiliated companies                                     (8,812)        (9,099)        (5,566)
Acquisition of printer manufacturer and printer product rights,
   net of cash acquired                                                (2,916)
Note purchased from affiliated company                                                              (10,000)
Redemption of preferred stock investment                                3,805
Dividends received from affiliated companies                              121          1,002             73
                                                                       ------         ------         ------
Net cash used in investing activities                                  (8,154)        (9,257)       (15,859)
                                                                       ------         ------         ------
Cash flows from financing activities:
Borrowings from notes payable                                           1,200          1,500
Borrowings from revolving lines of credit                              17,598         15,232         11,339
Repayments on notes payable                                              (700)
Repayments on revolving lines of credit                               (18,718)        (9,941)       (10,656)
Proceeds from long-term debt                                           12,975          5,843         15,000
Repayments on long-term debt                                           (1,536)
Loan commitment fees                                                                                    (87)
Issuance of common stock                                                   25            262             38
Repurchase of common stock                                               (150)        (1,751)        (1,107)
                                                                       ------         ------         ------
Net cash provided by financing activities                              10,694         11,145         14,527
                                                                       ------         ------         ------
Net increase (decrease) in cash and cash equivalents                      (84)            61            (65)
Cash and cash equivalents, beginning of year                              142             81            146
                                                                       ------         ------         ------
Cash and cash equivalents, end of year                               $     58       $    142       $     81
                                                                       ======         ======         ======

Supplemental cash flow disclosures:
Interest paid                                                        $  4,404       $  2,460       $  1,917
Income taxes paid (recovered), net                                        (25)           (58)           612
Treasury stock issued in connection with acquisition of printer
   manufacturer, a noncash investing and financing activity             2,500

The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.       DESCRIPTION OF BUSINESS

Bull Run Corporation ("Bull Run"), based in Atlanta, Georgia, sells computer printers and provides service worldwide to distributors, value-added resellers and large volume end users through its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth", and collectively, the "Company"), and makes significant investments in sports and media companies, including Gray Communications Systems, Inc. ("Gray"), an owner and operator of ten television stations and four daily newspapers; Host Communications, Inc. ("HCI"), a sports marketing and association management company; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a leading supplier of team sports equipment in North America; Universal Sports America, Inc. ("USA"), a lifestyle and sports marketing company; and Total Sports, Inc. ("TSI"), a sports content Internet company. In January 1999, the Company made an investment in Sarkes Tarzian, Inc. ("Tarzian"), owner and operator of two television stations and four radio stations.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Bull Run and its wholly-owned subsidiary, Datasouth, after elimination of intercompany accounts and transactions.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less.

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. In addition, the Company receives consulting fees generally payable in monthly installments from Gray, an investee, for the performance of services in connection with Gray's acquisitions and dispositions. The allowance for doubtful accounts was $82 as of December 31, 1998 and $55 as of December 31, 1997.

INVENTORIES - Inventories are associated with the printer operations and are stated at the lower of cost, determined on the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less depreciation computed under the straight-line method over the estimated useful life of the asset, generally from 3 to 7 years. When assets are disposed, the associated cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reflected in income. Expenditures for maintenance, repairs and minor renewals are charged to expense. Depreciation expense was $592 in 1998, $614 in 1997 and $590 in 1996.

INVESTMENT IN AFFILIATED COMPANIES - The Company has accounted for its investments in Gray, HCI, Rawlings and Capital Sports Properties, Inc. ("CSP") by the equity method, and its investments in USA and TSI by the cost method. The excess of the Company's investment over the underlying equity of Gray, HCI and Rawlings, totaling approximately $29,600 and $24,200 as of December 31, 1998 and 1997, respectively, is being amortized over 20 to 40 years, with such amortization (totaling $777 in 1998, $610 in 1997 and $487 in 1996) reported as a reduction in the Company's equity in earnings of affiliated companies. The equity in earnings of HCI is recognized by the Company on a six month lag basis, in order to align HCI's fiscal year ending each June 30 with the Company's fiscal year. Effective January 15, 1998, the date on which a representative of the Company was elected to Rawlings' Board of Directors, the Company has accounted for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

GOODWILL AND OTHER LONG-LIVED ASSETS - Goodwill associated with the Company's acquisitions of printer manufacturing businesses is being amortized over 15 to 20 years. The carrying value of goodwill, as well as other long-lived assets, are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of the assets would be reduced to their estimated fair value. Goodwill amortization was $488 in 1998, $301 in 1997 and $292 in 1996, and accumulated amortization was $1,416 and $928 as of December 31, 1998 and 1997, respectively.

WARRANTY COSTS - An estimated allowance for future warranty costs of the printer operations, based on past experience, is recorded as a charge to cost of goods sold. Accrued warranty costs were $85 and $60 as of December 31, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT - Research and development costs of the printer operations, including the costs of software developed internally and costs for development services performed by third parties, are expensed as incurred.

INCOME TAXES - Income taxes are recognized in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. A valuation allowance is recognized on certain deferred tax assets whose realization is not reasonably assured.

STOCK-BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation expense is recognized for such grants.

EARNINGS (LOSS) PER SHARE - Basic and diluted earnings (loss) per share are determined in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", whereby basic earnings per share excludes any dilutive effects of stock options. In periods where they are anti-dilutive, dilutive effects of stock options are excluded from the calculation of dilutive earnings (loss) per share.

RECENTLY-ISSUED ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

3.       PENDING AND COMPLETED ACQUISITIONS

On February 15, 1999, the Company entered into an agreement to acquire the stock of HCI, USA and CSP not currently owned, directly or indirectly, by the Company, for approximately $95,000, net of cash acquired (the "HCI-USA Acquisition"). Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the HCI-USA Acquisition whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed Delaware company. The new holding company, which will be a publicly held company, will be owned by the stockholders of the Company immediately prior to such conversion and the Company and its subsidiaries will become subsidiaries of such holding company. Approximately $37,000 of the HCI-USA Acquisition purchase price is expected to be paid to HCI, USA and CSP stockholders in cash and the remainder is expected to be paid in common stock of the new holding company. The Company is currently HCI's largest stockholder, owning directly or indirectly approximately 32.5% of HCI's outstanding common stock and 51.5% of HCI's outstanding preferred stock. The Company's indirect ownership of HCI's common stock and HCI's preferred stock is owned by CSP, in which the Company owns 51.5% of the outstanding common stock. The Company and HCI together are the largest stockholders of USA, with the Company owning approximately 3% of USA's outstanding capital stock and HCI owning approximately 33% of USA's outstanding capital stock. For their most recent fiscal year ended June 30, 1998, HCI and USA together had revenues of approximately $109,000. This transaction is subject to the terms and conditions of the merger agreement, including approval of the stockholders of each of the companies, and is currently expected to close during the second quarter of 1999.

Effective January 2, 1998, the Company acquired all of the outstanding common stock of CodeWriter Industries, Inc. and all of the outstanding membership interests of its affiliate, CW Technologies, LLC (collectively referred to as "CodeWriter"), in a transaction valued at approximately $6,200, including the issuance of treasury stock valued at $2,500 and future consideration of $1,200, payable quarterly through December 2001 based on the greater of (a) a percentage of revenue generated by CodeWriter products, or (b) $50, but in no event will the aggregate quarterly payments exceed $1,200. The future consideration increases goodwill as incurred. CodeWriter designs and manufactures a line of direct thermal and thermal transfer desktop and portable bar code label printers. The acquisition has been accounted for under the purchase method of accounting, whereby the results of operations of the acquired business are included in the accompanying condensed consolidated financial statements as of its acquisition date. The assets and liabilities of the acquired business are included based on an allocation of the purchase price.

On September 25, 1998, the Company purchased the assets, consisting primarily of inventories, associated with the Sigma-Data 7200 high speed Automated Ticket / Boarding Pass Version 2 printer from a Japanese company, in a transaction valued at approximately $750. Effective October 1, 1998, the Company purchased a United Kingdom-based sales organization from its UK parent, for future consideration. The UK organization, which has been selling the Company's printer products and the Sigma-Data 7200 printer to computer reservation systems and airlines throughout the world, serves as the Company's European sales office and stocking facility. The future consideration is scheduled to be paid annually in arrears through September 2003, at amounts determined as a percentage of revenue generated by the Company's European sales office. This future consideration is charged to Cost of Goods Sold as the associated revenue is recognized.


4.       INVESTMENT IN AFFILIATED COMPANIES

INVESTMENTS IN HCI, CSP AND USA - The Company acquired its initial interests in the outstanding common stock of HCI and CSP in 1995. In 1996, CSP exercised warrants to acquire HCI common shares. As a result of this exercise of warrants and subsequent purchases of HCI common stock by the Company, the Company's direct common equity ownership in HCI, plus the Company's indirect common equity ownership in HCI through its investment in CSP, was increased to 32.5% as of December 31, 1998. Additionally, the Company owns indirectly, through CSP, 51.5% of HCI's 8% series B preferred stock having a face value of $3,750. Unless previously acquired by the Company as a result of the HCI-USA Acquisition, outstanding shares of series B preferred stock, plus all accumulated and unpaid dividends thereon, are scheduled to be redeemed and paid in cash on December 15, 1999. HCI, based in Lexington, Kentucky, and HCI's 33.8%-owned affiliate, USA, provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events.

The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses, since the nature of HCI's contracts were changing to include revenue-sharing or net profit split arrangements, rather than guaranteed rights fee payments. As a result, the rights fee expense associated with this type of contract could not be accurately measured until the expiration of each contract period when the revenue-sharing or net profit split amount was determined. Under the new policy, license fee revenue and rights fee expense are recognized on a straight-line basis over the life of the contract, instead of recognizing revenue and expense in their entirety on the effective date of the contract, thereby providing for the uniform matching of revenue and expenses. As a result of such adoption, HCI recognized a $4,559 charge against its earnings, representing the after-tax cumulative effect of the accounting change. The Company reported 9.1% of such charge, or $415, less a $141 deferred tax benefit, as a charge against its 1996 earnings.

During HCI's 1996 fiscal year, HCI sold certain operating assets to USA in exchange for its 33.8% common equity position. The transaction resulted in a gain, net of tax, of approximately $4,000 for HCI, the Company's share of which amounted to $377, as reflected in the Company's 1996 equity in earnings of affiliated companies. In 1995, the Company invested $650 in preferred stock of USA, which is convertible to 3.0% of USA's total common shares, assuming conversion of all USA preferred stock.

INVESTMENT IN GRAY AND GAIN ON ISSUANCE OF COMMON SHARES - In 1996, Gray consummated a public offering of 3.5 million shares of class B common stock, resulting in net proceeds to Gray of $67,060. As a result of such issuance, the Company's common equity ownership of Gray was reduced from 27.1% to 15.2% (subsequently increasing to 16.9% as of December 31, 1998), resulting in a pretax gain for the Company of $8,179 in 1996. This offering also reduced the Company's common equity voting power in Gray from 27.1% to 25.1% (subsequently increasing to 27.4% as of December 31, 1998. On July 31, 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43 million in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $4,000 in 1998. Gray is a communications company, based in Atlanta, Georgia, that operates ten network affiliated television stations (three of which were acquired in August 1998), four daily newspapers (one of which was acquired in March 1999), an advertising weekly shopper, a satellite broadcasting operation and a paging business. Gray's class A and class B common stock is publicly traded on the New York Stock Exchange (symbols: GCS and GCS.B, respectively).

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions, dispositions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Due to the reduction in the Company's equity ownership of Gray as described above, $174 of previously deferred consulting fees were recognized as consulting fee income in 1996. The Company recognized consulting fee income from Gray of $1,618, $681 and $844 in 1998, 1997 and 1996, respectively, for services rendered in connection with certain of Gray's acquisitions and dispositions. As of December 31, 1998 and 1997, income from additional consulting fees of $762 and $400, respectively, has been deferred and will be recognized as Gray amortizes goodwill associated with its acquisitions.

In January 1996, the Company purchased an 8% Subordinated Note (the "8% Note") of Gray in the principal amount of $10,000, on which the Company received interest income of $580 during 1996. In connection with the purchase of the 8% Note, Gray issued to the Company warrants to purchase up to 731,250 shares of Gray's class A common stock at $11.92 per share (as adjusted for a 3-for-2 stock split announced by Gray effective September 30, 1998). In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the holder thereof to cash dividends at an annual rate of $800 per share. At that same time, the Company purchased for $5,000, 500 shares of Gray's series B preferred stock entitling the holder thereof to annual dividends of $600 per share, which are cumulative. In connection with the Company's acquisition of series B preferred stock, Gray issued to the Company warrants to purchase up to 375,000 shares of Gray's class A common stock at $16.00 per share (adjusted for the 3-for-2 stock split). Of the total warrants owned by the Company to purchase 1,106,250 shares of Gray's class A common stock, 847,500 are fully vested and exercisable as of December 31, 1998, with the remaining warrants vesting periodically through 2001. The warrants expire in 2006. Dividends on the series B preferred stock are payable in cash or in additional shares of series B preferred stock, at Gray's option. Total dividend income of $1,072, $1,100 and $293 was recognized by the Company in 1998, 1997 and 1996, respectively, on Gray series A and B preferred stock. In 1998, Gray redeemed $3,805 of the series B preferred stock held by the Company. As a result, the Company held 175 shares of Gray's series B preferred stock as of December 31, 1998.

In 1996, Gray retired certain of its debt, thereby incurring an after-tax extraordinary loss of $3,159 related to costs associated with the retired debt. As a result, the Company recognized 15.2% of Gray's charge, or $480, less a $185 deferred tax benefit, as an extraordinary loss in 1996.

INVESTMENT IN TARZIAN - On January 28, 1999, the Company acquired shares of the outstanding common stock of Tarzian from the Estate of Mary Tarzian (the "Estate") for $10 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint with the United States District Court, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to the Company's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. The Company believes that a binding contract between Tarzian and the Estate did not exist prior to the Company's purchase of the Tarzian Shares from the Estate, and in any case, the Company's purchase agreement with the Estate provides that in the event that a court of competent jurisdiction awards title to a person or entity other than the Company, the purchase agreement is rescinded, and the Estate is required to pay the Company the full $10 million purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Company's investment in Tarzian was financed with a $10 million bank note payable with interest at the bank's prime rate, expiring May 28, 1999.

On March 1, 1999, the Company executed an option agreement with Gray Communications Systems, Inc. ("Gray"), the Company's 16.9%-owned affiliate, whereby Gray has the option of acquiring the Tarzian investment from the Company for $10 million plus related costs, expiring May 31, 1999. Gray has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension. The Company also received from Gray warrants to acquire up to 100,000 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option.

INVESTMENT IN RAWLINGS - In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings, a supplier of team sports equipment based near St. Louis, Missouri. Pursuant to this agreement, the Company acquired warrants to purchase approximately 10% of Rawlings' common stock, and has the right, under certain circumstances, to acquire additional warrants. The Company's total cost to purchase the warrants pursuant to this agreement (excluding the additional warrants) was $2,842. Fifty percent of the purchase price, or $1,421, was paid to Rawlings upon execution of the agreement in November 1997. The remaining fifty percent, plus interest at 7% per annum from November 21, 1997 until the date of payment, will be due on the earlier of the exercise date and the expiration date of the warrants. In the event of a partial exercise of warrants, a pro rata portion of the purchase price with interest accrued thereon will be payable. The warrants have a four year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for twenty consecutive trading days during the four year term. In addition, under the terms of the agreement, the Company purchased approximately 10.4% of Rawlings' outstanding common stock in the open market from November 1997 through January 1998. Rawlings' common stock is publicly traded on the Nasdaq Stock Market (symbol: RAWL).

The Company and Rawlings also entered into a Standstill Agreement, which, among other things, provides that, for a specified period, the Company will be restricted in acquiring additional shares of Rawlings' common stock or participating in certain types of corporate events relating to the Company, including proxy contests and tender offers, subject to certain exceptions. Pursuant to a Registration Rights Agreement, Rawlings has also granted the Company rights to have shares issuable upon the exercise of the warrants (and the additional warrants, if any) registered under the Securities Act of 1933 under certain circumstances.

INVESTMENT IN TSI - In 1998, the Company acquired 351,815 shares of TSI series C convertible preferred stock for $2,500. In January 1999, the Company invested an additional $1,000 for 105,374 shares of series C1 convertible preferred stock. TSI, based in Raleigh, North Carolina, is a website services provider for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations. Assuming conversion of all TSI preferred stock, the Company's investment equates to a 7.7% share of TSI's capital stock as of December 31, 1998, increasing to 9.0% immediately following the additional investment made by the Company in January 1999. Dividends on the series C and series C1 convertible preferred stock are cumulative, and accrue at $.85 per share per annum and $1.14 per share per annum, respectively, from the issue date, and are payable quarterly at TSI's discretion. Any outstanding series C and series C1 preferred stock, plus all accumulated and unpaid dividends thereon, are scheduled to be redeemed and paid in cash on July 31, 2003. In addition to the Company's direct investment in TSI, HCI owns approximately 8.3% of TSI's common stock, assuming conversion of all TSI preferred stock. The shares owned by HCI are expected to be acquired by the Company in connection with the HCI-USA Acquisition.

SUMMARIZED AGGREGATE FINANCIAL INFORMATION - The summarized aggregate financial information of affiliated companies follows:

AGGREGATE FINANCIAL POSITION (REFLECTING GRAY AND CSP AS OF DECEMBER 31, 1998 AND 1997; COMBINED WITH HCI AS OF JUNE 30, 1998 AND 1997; COMBINED WITH RAWLINGS AS OF NOVEMBER 30, 1998 AND 1997):

                                          1998                1997
Current assets                          $144,648            $126,302
Property and equipment                    70,614              59,361
Total assets                             644,568             503,667
Current liabilities                       59,699              53,732
Long-term debt                           339,677             288,144
Total liabilities                        462,833             362,892
Stockholders' equity                     181,735             140,775



AGGREGATE OPERATING RESULTS (REFLECTING GRAY AND CSP FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996; COMBINED WITH HCI FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996; COMBINED WITH RAWLINGS FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996):

                                          1998                1997               1996
Operating revenue                       $347,850            $294,583           $263,302
Income from operations                    37,351              34,106             27,901
Net income                                47,546               4,845              7,666


Undistributed earnings of investments accounted for by the equity method amount to approximately $3,950 as of December 31, 1998.

UNAUDITED PRO FORMA FINANCIAL INFORMATION - Unaudited pro forma results for the years ended 1998 and 1997, assuming the acquisition of CodeWriter and the investment in Rawlings had occurred on January 1, 1997, are presented below. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the CodeWriter acquisition and the Rawlings' investment occurred on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments, including (a) the elimination of certain expenses pertaining to the former owners and members of CodeWriter; (b) adjustments to the Company's equity in earnings (losses) for the Company's proportionate share of Rawlings' net income; (c) amortization of goodwill in connection with the CodeWriter acquisition; (d) the increase in interest expense in connection with acquisition debt incurred; (e) adjustments for the income tax effects of the pro forma adjustments; and (f) the increase in the number of outstanding shares of the Company's common stock to reflect the treasury shares issued to the former shareholders and members of CodeWriter, are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time.

                                         1998            1997
Revenue from printer operations        $29,848        $ 26,908
Consulting fee income                    1,618             681
Net income (loss)                        2,380          (2,340)
Net income (loss) per share:
   Basic                               $  0.11        $  (0.11)
   Diluted                             $  0.10        $  (0.11)

5.       INVENTORIES

Inventories related to the Company's printer operations consist of the following as of December 31:

                        1998          1997
Raw materials          $3,200        $2,734
Work-in-process           729           711
Finished goods          1,238           312
                       ------        ------
                       $5,167        $3,757
                       ======        ======

6.   PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following as of December 31:

                                                  1998          1997
Land                                             $  750        $  750
Production equipment                              2,993         2,797
Research and development equipment                  638           534
Office furniture and equipment                      666           568
                                                 ------        ------
                                                  5,047         4,649
Accumulated depreciation and amortization         2,424         2,011
                                                 ------        ------
                                                 $2,623        $2,638
                                                 ======        ======


Bull Run's executive offices are leased from a company affiliated with a principal stockholder and director of the Company under an operating lease expiring in 2002. Datasouth leases its main facility for printer operations under an operating lease expiring in December 2000, having a renewal option for an additional three year period, and leases its west coast repair and distribution center under an operating lease expiring in April 2001. The Company's total rental expense was $481, $328 and $309 in 1998, 1997 and 1996, respectively. The minimum annual rental commitments under these and other leases with an original lease term exceeding one year are approximately $433 for each of 1999 and 2000, $244 for 2001 and $17 for each of 2002 and 2003.


7.       LONG-TERM DEBT AND NOTE PAYABLE

The Company amended its long-term debt agreements with two banks in 1998, and further amended the agreements in February and March 1999. Under an agreement amended March 20, 1998 and further amended February 24, 1999, March 22, 1999 and March 24, 1999 (the "March 1998 Agreement"), the Company has outstanding (a) four term notes payable to a bank, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, requiring no principal payments prior to maturity on January 1, 2003, under which $42,312 and $34,343 was outstanding as of December 31, 1998 and 1997, respectively, and (b) a revolving bank credit facility for borrowings of up to $3,500 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $2,536 and $3,183 was outstanding as of December 31, 1998 and 1997, respectively.

Under an agreement amended February 20, 1998 (the "February 1998 Agreement"), the Company entered into (a) a $5,000 term note, payable to a bank in quarterly installments of $250, and (b) a revolving bank credit facility for borrowings of up to $5,000. The February 1998 Agreement was further modified on March 5, 1999 to revise certain terms, resulting in (a) a $4,000 term note, payable in quarterly installments of $250 through March 31, 2000, with the remainder due on June 30, 2000, and (b) a revolving bank credit facility for borrowings of up to $5,000 until June 30, 1999, and $4,000 thereafter until expiration on

June 30, 2000. Borrowings under the February 1998 Agreement, as modified, currently bear interest at either (a) the prime rate or (b) LIBOR plus 3%. As of December 31, 1998, $9,000 was outstanding under the February 1998 Agreement, and $5,472 was outstanding as of December 31, 1997 under its predecessor agreement. The Company also had a demand bank note for borrowings of up to $2,000, bearing interest at the bank's prime rate, under which $2,000 and $1,500 was outstanding as of December 31, 1998 and 1997, respectively.

The loans are collateralized by Datasouth's accounts receivable, inventories and equipment; common stocks of Gray, HCI, CSP, Rawlings and TSI owned by the Company; preferred stock of Gray owned by the Company; warrants to purchase Gray's and Rawlings' common stocks held by the Company; and shares of the Company's common stock held by a significant shareholder of the Company. The loans require adherence to certain financial covenants, the most restrictive of which requires maintaining a debt service ratio, as defined, of 1.1 to 1.0.

In January 1998, the Company executed two interest rate swap agreements, effectively modifying the interest characteristics of $24,000 of the Company's outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000 and $4,000 of floating rate debt to a fixed rate basis under two separate agreements, one of which was modified in September 1998. Under the first agreement, $20,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%, the rate in effect until then. Under the second agreement, $4,000 of long-term debt is subject to a fixed rate of no more than 8.66% beginning September 30, 1998 through December 31, 2004, instead of LIBOR plus 3%, the rate in effect until then.

The bank's prime rate as of December 31, 1998 was 7.75%. The interest rate on the Company's LIBOR-based debt of $31,912 for the 90-day period including December 31, 1998 was 8.72%. The interest rate on the Company's LIBOR-based debt of $10,400 for the 90-day period including December 31, 1998 was 8.73%. The interest rate on the Company's LIBOR-based borrowings of $4,000 for the 30-day period including December 31, 1998 was 8.38%.


8.       INCOME TAXES

The Company's income tax benefit (provision) for the years ending December 31 consists of the following:

                   1998           1997            1996
Current:
  Federal        $     -         $    50         $   (67)
  Foreign            (14)              -               -
  State               (3)             (3)            (66)
                 -------         -------         -------
                     (17)             47            (133)
Deferred          (1,837)            892          (3,879)
                 -------         -------         -------
                 $(1,854)        $   939         $(4,012)
                 =======         =======         =======

The principal differences between the federal statutory tax rate and the effective tax rate are as follows:

                                        1998          1997          1996
Federal statutory rate                  34.0%         34.0%         34.0%
Reduction in valuation allowance        (0.5)
Goodwill amortization                    3.1          (3.8)          1.0
State income taxes, net of
    federal benefit                      6.3           1.7           4.6
Other, net                               0.6           2.6           1.5
                                        ----          ----          ----
Effective tax rate                      44.0%         34.5%         40.6%
                                        ====          ====          ====


Deferred tax liabilities (assets) are comprised of the following as of December 31:

                                                    1998            1997
Investment in affiliated companies                 $ 6,971         $ 4,420
Property and equipment                                 165             204
Goodwill                                                32               -
                                                   -------         -------
   Gross deferred tax liabilities                    7,168           4,624
                                                   -------         -------

Deferred consulting fee income                        (263)           (141)
Allowance for doubtful accounts                        (32)            (21)
Inventory costs and reserves                          (232)           (154)
Employee benefits                                      (47)            (40)
Warranty reserve                                       (33)            (23)
Net operating loss carryforward                       (535)              -
Business credit carryforward                          (115)           (129)
Alternative Minimum Tax credit carryforward           (492)           (503)
Other, net                                             (10)            (14)
                                                   -------         -------
    Gross deferred tax assets                       (1,759)         (1,025)
                                                   -------         -------
    Total deferred taxes, net                      $ 5,409         $ 3,599
                                                   =======         =======


A valuation allowance was provided principally to offset a portion of the deferred tax asset associated with an Alternative Minimum Tax ("AMT") credit carryforward at December 31, 1995, the realization of which was uncertain. Following two successive years in which the Company utilized some of its AMT credit carryforward, the Company determined that the realization of the entire AMT credit carryforward was reasonably certain, and as a result, reduced its valuation allowance to zero. The reduction in the valuation allowance resulted in a tax benefit of $47 and a reduction in goodwill of $131 in 1996.

As of December 31, 1998, the Company has a net operating loss carryforward for tax purposes of approximately $1,500 expiring in 2018 to reduce Federal taxable income in the future, and an Alternative Minimum Tax ("AMT") credit carryforward of approximately $500, and a business credit carryforward of approximately $115, to reduce regular Federal tax liabilities in the future.


9.       STOCK OPTIONS

The Company's 1994 Long Term Incentive Plan (the "1994 Plan") reserves 3,500,000 shares of the Company's common stock for issuance of stock options, restricted stock awards and stock appreciation rights. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from three to ten years. Shares available for future option grants under the 1994 Plan as of December 31, 1998 and 1997 were 1,527,500 and 567,000, respectively.

The Company's Non-Employee Directors' 1994 Stock Option Plan (the "1994 Directors' Plan") reserves 350,000 shares of the Company's common stock for issuance of stock options. Options under the 1994 Directors' Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors' Plan as of December 31, 1998 and 1997 were 170,000 and 180,000, respectively.

Information with respect to the Company's stock option plans follows:


                                                SHARES           PRICE RANGE
Outstanding as of December 31, 1995          1,641,000          $0.75 - $1.66
   Granted                                     535,000          $2.44 - $2.68
   Exercised                                   (45,000)         $        0.88
   Forfeited                                   (96,000)         $        0.88
                                             ---------
OUTSTANDING AS OF DECEMBER 31, 1996          2,035,000          $0.75 - $2.68
   Granted                                     135,000          $2.31 - $2.44
   Exercised                                  (258,000)         $0.75 - $1.48
   Forfeited                                   (30,000)         $        2.44
                                             ---------
OUTSTANDING AS OF DECEMBER 31, 1997          1,882,000          $0.75 - $2.68
   Granted                                      50,000          $3.19 - $4.38
   Exercised                                  (254,000)         $0.88 - $0.96
                                             ---------
OUTSTANDING AS OF DECEMBER 31, 1998          1,678,000          $0.75 - $4.38
                                             =========
EXERCISABLE AS OF DECEMBER 31: 1996          1,120,000          $0.75 - $2.44
                               1997          1,287,000          $0.75 - $2.68
                               1998          1,387,000          $0.75 - $4.38




The weighted average per share fair value of options granted was $1.59 in 1998 and $1.26 in 1997. As of December 31, 1998, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life is as follows: 75,000 exercisable shares at $.75 per share, expiring in 3.8 years; 613,000 exercisable shares at $.88 per share, expiring in 4.5 years; 300,000 exercisable shares at $1.46 per share, expiring in 4.5 years; 535,000 shares at $2.64 per share, expiring in 1.4 years (360,000 shares of which are exercisable); 105,000 shares at $2.40 per share, expiring in 7.2 years (29,000 shares of which are exercisable); and, 50,000 shares at $3.59 per share, expiring in 9.4 years (10,000 shares of which are exercisable).

Pro forma net income and earnings per share required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 6.32%, dividend yield of 0.0%, a volatility factor of
 .461, and a weighted-average expected life for the options of four to six years. Had compensation cost been measured based on the fair value based accounting of FAS 123, 1998 net income would have been $2,224, or $.10 per share (basic) and $.10 per share (diluted), 1997 net loss would have been $(1,900), or $(.09) per share (basic and diluted), and 1996 net income would have been $5,225, or $.24 per share (basic) and $.23 per share (diluted). These pro forma results are provided for comparative purposes only and do not purport to be indicative of what would had occurred had compensation cost been measured under FAS 123 or of results which may occur in the future. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not likely be representative of the effects on reported net income for future years.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregate fair value of the Company's investment in affiliated companies was approximately $88,000 as of December 31, 1998, compared to the carrying value of $73,346, and approximately $73,000 as of December 31, 1997, compared to the carrying value of $61,551. The estimate of fair value was based on, in the case of public-traded Gray and Rawlings, quoted market prices on the New York Stock Exchange and the Nasdaq Stock Market, respectively, as of December 31, 1998 and 1997; in the case of privately-held HCI, CSP and USA, for December 31, 1998, the negotiated HCI-USA Acquisition per share purchase price for shares not currently owned by the Company, and for December 31, 1997, recent transactions in the capital stock of each company; in the case of TSI, recent transactions in its capital stock; and management estimates.

The fair value of the interest rate swap agreements executed in 1998, having an aggregate notional amount of $24,000 as of December 31, 1998 and $24,750 as of December 31, 1997, is not recognized in the financial statements. If, in the future, an interest rate swap agreement was terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the interest rate swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in the statement of operations coincident with the extinguishment. In aggregate, the estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $1.3 million as of December 31, 1998.

All other financial instruments, including cash, cash equivalents, receivables, payables and variable rate notes payable and long-term debt are estimated to have a fair value which approximates its carrying value in the financial statements.


11.      EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           1998            1997            1996
Income (loss) before extraordinary item and
   cumulative effect of accounting change                 $ 2,360        $ (1,773)        $ 5,877
                                                          =======        ========         =======
Weighted average number of common shares
   outstanding for basic earnings (loss) per share         22,189          21,302          22,013
Effect of dilutive employee stock options                     993               -             932
                                                          -------        --------         -------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                               23,182          21,302          22,945
                                                          =======        ========         =======

Basic earnings (loss) per share                           $  0.11        $  (0.08)        $  0.26
Diluted earnings (loss) per share                         $  0.10        $  (0.08)        $  0.25


12.      RETIREMENT PLANS

The Company has a 401(k) defined contribution benefit plan, whereby employees of the Company may contribute 1% to 15% of their gross pay to the plan subject to limitations set forth by the Internal Revenue Service. The Company may make matching and/or discretionary contributions to the employees' accounts in amounts to be determined annually. Total Company contributions to the plan were $252 in 1998, $208 in 1997 and $243 in 1996.

13.      GEOGRAPHIC DATA AND SIGNIFICANT CUSTOMER

Sales to non-domestic customers, located primarily in Western Europe and South America were $2,823 in 1998, $2,497 in 1997 and $2,954 in 1996.

A significant amount of revenue from printer operations is derived from one customer. In 1998, 1997 and 1996, approximately 31%, 33% and 30% of the Company's revenue from printer operations was attributable to this customer, respectively.

                               SUPPLEMENTARY DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)


                                            FIRST          SECOND           THIRD          FOURTH
                                           Quarter         Quarter         Quarter         Quarter
         1998
Revenue from printer operations           $  6,614         $  7,544         $  7,220         $  8,470
Gross profit                                 1,644            1,877            1,849            2,375
Consulting fee income                            2              650              964                2
Net income (loss)                           (1,083)            (199)           4,040             (398)
Earnings (loss) per share:
    Basic                                 $  (0.05)        $  (0.01)        $   0.18         $  (0.02)
    Diluted                               $  (0.05)        $  (0.01)        $   0.17         $  (0.02)
Weighted average number of shares:
    Basic                                   22,029           22,167           22,283           22,277
    Diluted                                 22,029           22,167           23,285           22,277

         1997
Revenue from printer operations           $  5,465         $  5,102         $  5,545         $  5,527
Gross profit                                 1,528            1,313            1,566            1,265
Consulting fee income                          598                9               72                2
Net income (loss)                               20             (469)            (374)            (950)
Earnings (loss) per share:
    Basic                                 $   0.00         $  (0.02)        $  (0.02)        $  (0.04)
    Diluted                               $   0.00         $  (0.02)        $  (0.02)        $  (0.04)
Weighted average number of shares:
    Basic                                   21,363           21,260           21,290           21,294
    Diluted                                 22,259           21,260           21,290           21,294

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item concerning Messrs. Robinson, Prather and Howell, executive officers and directors of the Company, as well as Mr. Erickson, an executive officer of the Company, is incorporated from PART I herein. Information concerning non-employee directors of the registrant is set forth below:

         Gerald N. Agranoff, age 52, a director of the Company since 1990, is General Counsel to and a general partner of Plaza Securities Company and Edelman Securities Company, L.P., investment firms, having been affiliated with such companies since 1982. He is Vice President, General Counsel and a director of Datapoint Corporation, a hardware and software sales and service company. Mr. Agranoff is also a director of Canal Capital Corporation, Atlantic Gulf Communities Corporation and American Energy Group, Ltd.

         James W. Busby, age 44, a director of the Company since 1994, is the retired President of Datasouth Computer Corporation, a subsidiary of the Company, having served in that capacity from 1984 to 1997. He was one of the founders of Datasouth in 1977, serving as Secretary from 1977 to 1984.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of the Company's common stock. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1998 all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10 percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes the compensation earned by the Company's President and Chief Executive Officer and the other executive officers earning $100,000 or more for the year ended December 31, 1998 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                                                     AWARDS
                                                                                     ------
                                                                                           SECURITIES
                                                      ANNUAL COMPENSATION                  UNDERLYING
                                                      --------------------  RESTRICTED       OPTIONS          ALL OTHER
     NAME AND PRINCIPAL POSITION             YEAR     SALARY       BONUS    STOCK AWARDS     SARS(#)        COMPENSATION
     ---------------------------             ----     ------       -----    ------------     -------        -------------
Robert S. Prather, Jr., President and        1998     $339,580    $125,000       -               -           $ 9,600 (1)
  Chief Executive Officer of the             1997     $332,018    $100,000       -         300,000 shares    $ 9,500 (1)
    Company                                  1996     $299,240    $125,000       -               -           $ 9,000 (1)

Frederick J. Erickson, Vice President -      1998     $122,962     $22,450       -               -           $ 9,600 (1)
  Finance of the Company and                 1997     $112,831     $12,626       -               -           $ 7,854 (1)
  Executive Vice President of Datasouth      1996     $100,005     $30,063       -               -           $ 7,385 (1)


(1) Consists of employer contributions to the defined contribution retirement plan.

         There were no grants of options by the Company to a named executive officer during the year ended December 31, 1998. In 1998, options for 50,000 shares were granted to all employees as a group.


         The following table sets forth certain information concerning unexercised options held by the named executive officers as of December 31, 1998. No stock options were exercised by the named executive officers during the year ended December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES


                                                                                       VALUE OF
                                                                                     UNEXERCISABLE      EXERCISABLE
                            EXERCISABLE   UNEXERCISABLE   EXERCISE   CLOSING PRICE   IN-THE-MONEY      IN-THE-MONEY
          NAME                OPTIONS        OPTIONS       PRICE       @ 12/31/98       OPTIONS           OPTIONS
          ----                -------        -------       -----       ----------       -------           -------
Robert S. Prather, Jr.         75,000                       $ 0.75       $ 3.38         $     -          $196,875
                               75,000                       $ 1.48       $ 3.38               -           142,266
                              200,000          100,000      $ 2.68       $ 3.38          69,375           138,750
                             --------         --------                                  -------          --------
                              350,000          100,000                                  $69,375          $477,891

Frederick J. Erickson          72,000                       $ 0.88       $ 3.38         $     -          $180,000


LONG TERM INCENTIVE PLANS

         Under the Company's 1994 Long Term Incentive Plan (the "1994 Incentive Plan"), 3,500,000 shares of Common Stock are currently reserved for issuance as restricted stock awards and for issuance upon the exercise of stock options and stock appreciation rights. As of December 31, 1998, options for a total of 1,423,000 shares were issued and outstanding under the 1994 Plan with prices ranging from $.88 to $3.75 per share. Of the 1,423,000 shares issuable upon the exercise of outstanding options, 748,000 vest in 20% annual increments beginning one year following date of grant and are exercisable over a period not to exceed five to 10 years; 525,000 vest in annual increments of 175,000 each, beginning one year following the date of grant, and expire in annual increments of 175,000 beginning three years following the date of grant; and the remaining 150,000 were fully vested at the date of grant. Options to purchase 253,500 shares were exercised in 1998 and options for 500 shares were cancelled.

         The Company's 1987 Non-Qualified Stock Option Plan terminated in 1992. There are currently outstanding options to purchase 75,000 shares of Common Stock at an exercise price of $.75 per share.

EMPLOYEE INCENTIVE PLANS

         The Company's wholly-owned subsidiary, Datasouth, has employee incentive plans covering substantially all Datasouth employees. Payments made to individual employees pursuant to these plans, if any, will vary from year to year as they will be based on "defined operating profits" (income before income taxes, investment income, and interest income/expense) of Datasouth. The plans include one for certain key employees (see "Summary Compensation Table") and one for all other eligible employees. Total incentive plan compensation was approximately $90,000 in 1998.

         The incentive pool for the plan covering certain key employees is calculated as a percentage (8.5% in 1998) of "defined operating profits" (as defined above) less the incentive pool referred to above.

EMPLOYMENT ARRANGEMENTS

         Robert S. Prather, Jr. is a party to an employment agreement with the Company expiring in December 1999. Mr. Prather's agreement provides that he will serve as President and Chief Executive Officer of the Company at an annual salary of $325,000, subject to increase at the discretion of the Board of Directors.

         Datasouth has entered into an agreement dated March 31, 1997 with Frederick J. Erickson, Datasouth's Executive Vice President - Finance & Administration, Chief Financial Officer, Treasurer, and Secretary. The agreement is for a term of three years and obligates Datasouth to pay Mr. Erickson 100% of his annual base salary for a 12-month period in the event employment is terminated within 12 months of a "Change in Control" of Datasouth, as defined in the agreement. Furthermore, the agreement obligates Datasouth to continue to provide medical and dental benefits and life insurance coverage to Mr. Erickson for a period of one year following termination.

DIRECTORS' COMPENSATION

         Robert S. Prather, Jr., a director who is also an employee of the Company, receives no fees for his services as a director. Directors who are not employees of the Company or its subsidiaries are paid a fee of $2,250 per quarter for their services as directors and are reimbursed for their expenses for each meeting attended. Directors who are not officers or employees of the Company or its subsidiaries are eligible to receive stock options under the Company's Non-Employee Directors' 1994 Stock Option Plan (the "1994 Non-Employee Directors' Plan"). In 1998, each of Mr. Gerald N. Agranoff and Mr. James W. Busby, directors of the Company, was granted an option to purchase up to 5,000 shares of Common Stock at an exercise price of $4.38 per share, (the market value of the Common Stock on the date of grant) under the 1994 Non-Employee Directors' Plan. In 1997, each of Mr. Alex C. Ritchie (a former director who resigned June 30, 1997) and Mr. Agranoff was granted an option to purchase up to 5,000 shares of Common Stock at an exercise price of $2.38 per share, (the market value of the Common Stock on the date of grant) under the 1994 Non-Employee Directors' Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         J. Mack Robinson, Gerald N. Agranoff and James W. Busby are the members of the Company's Compensation and Stock Option Committee. Mr. Robinson, Chairman of the Company, is also President and Chief Executive Officer of Gray Communications Systems, Inc., the Company's 16.9%-owned affiliate, and serves on the Compensation Committee of Gray. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is also Executive Vice President and a director of Gray. Hilton H. Howell, Jr., Vice President, Secretary and a director of the Company, is also a director of Gray. Mr. Busby was President of Datasouth Computer Corporation, the Company's wholly owned subsidiary, from 1984 until his retirement in 1997.

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions, dispositions and acquisition financing. During 1998, the Company charged Gray fees totaling $1,980,000 for such services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding persons or groups known by the Company to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock as of February 26, 1999 is shown in the following table. Information concerning such security holdings has been furnished by the holders thereof to the Company.

                                                           Amount and
 Name and Address of                                       Nature of
  Beneficial Owner                                    Beneficial Ownership       Percent of Class
--------------------                                  --------------------       ----------------
Robert S. Prather, Jr. (1)                                 3,010,598(2)(3)            13.3%
J. Mack Robinson (1)                                       6,531,656(3)(4)            29.6%
Robinson-Prather Partnership (1)                           2,660,598(3)               11.9%
Harriett J. Robinson (1)                                   6,531,656(3)(4)            29.6%
Harriett J. Robinson, Trustee
     Robin M. Robinson Trust (1)                           3,085,598(3)               13.9%
Harriett J. Robinson, Trustee
     Jill E. Robinson Trust (1)                            3,158,598(3)               14.2%
Gulf Capital Services, Ltd. (1)                            2,660,598(3)               11.9%
James W. Busby (5)                                         2,506,956(5)               11.3%
Samuel R. Shapiro (6)                                      3,620,300(6)               16.3%
Shapiro Capital Management Company, Inc. (6)               3,535,300(6)               15.9%
Hilton H. Howell, Jr. (1)                                  1,705,000(7)                7.6%


(1) The address of each of these shareholders is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(2) Includes 350,000 shares which Mr. Prather has the right to acquire through the exercise of currently exercisable options.

(3) Includes 2,660,598 shares owned by Robinson-Prather Partnership. Robinson-Prather Partnership is a Georgia general partnership, the general partners of which are Robert S. Prather, Jr., President, Chief Executive Officer, and a director of the Company; J. Mack Robinson, a director of the Company; Harriett J. Robinson (the wife of Mr. Robinson); Harriett J. Robinson, as trustee for Robin M. Robinson Trust (the "RMR Trust"); Harriett J. Robinson, as trustee for Jill E. Robinson Trust (the "JER Trust"); and Gulf Capital Services, Ltd. The partnership agreement for Robinson-Prather Partnership provides that Messrs. Prather and Robinson have the exclusive control of the day-to-day operations of the partnership, including the power to vote or dispose of the shares of Common Stock owned by Robinson-Prather Partnership. Each general partner disclaims beneficial ownership of the shares of Common Stock owned by Robinson-Prather Partnership, except to the extent of his pecuniary interest in such shares of Common Stock, which is less than the amount disclosed.

(4)      Includes as to each of J. Mack Robinson and his wife, Harriett J.
         Robinson: 1,073,058 shares owned directly by Mr. Robinson; 295,500 shares owned directly by Mrs. Robinson; 100,000 shares which Mr. Robinson has the right to acquire through the exercise of currently exercisable options; 425,000 shares owned directly by the RMR Trust and 497,500 shares owned directly by the JER Trust, of each of which Mrs. Robinson is the trustee; and an aggregate of 1,580,000 shares owned by Delta Fire & Casualty Insurance Co. ("Delta Fire"), Delta Life Insurance Company ("Delta Life"), Bankers Fidelity Life Insurance Co. ("Bankers Fidelity Life") and Georgia Casualty & Surety Co. ("Georgia Casualty"), Georgia corporations of each of which Mr. Robinson is Chairman of the Board, President and/or principal shareholder (or the subsidiaries of the same). Each of Mr. and Mrs. Robinson disclaims beneficial ownership of the shares of Common Stock owned by the RMR Trust, the JER Trust, Delta Fire, Delta Life, Bankers Fidelity Life, Georgia Casualty and each other.

(5) Includes an aggregate of 62,044 shares owned by Mr. Busby's two children and 5,000 shares which Mr. Busby has the right to acquire through the exercise of currently exercisable options. The address for Mr. Busby is 1936 London Lane, Wilmington, North Carolina 28405.

(6) Based on Schedule 13G dated February 4, 1999, the address for Mr. Shapiro and Shapiro Capital Management Company, Inc., a Georgia corporation ("Shapiro Capital Management"), is 3060 Peachtree Road, N.W., Atlanta, Georgia 30305. The Schedule 13G reports that Mr. Shapiro is the president, a director and majority shareholder of Shapiro Capital Management, which reported voting and depositive power for 3,013,800 shares of Common Stock. Additionally, the Schedule 13G reported sole voting and depositive power for 521,500 shares owned by The Kaleidoscope Fund, L.P., a Georgia limited partnership, and 85,000 shares owned by Mr. Shapiro's wife. Shapiro Capital Management is an investment adviser under the Investment Advisers Act of 1940, having the authority to direct investments of its advisory clients. Mr. Shapiro disclaims beneficial ownership of all securities reported herein by Shapiro Capital Management.

(7) Includes 125,000 shares which Mr. Howell has the right to acquire through the exercise of currently exercisable options; and an aggregate of 1,580,000 shares owned by Delta Fire, Delta Life, Bankers Fidelity Life and Georgia Casualty, Georgia corporations of each of which Mr. Howell is Executive Vice President. Mr. Howell is married to Robin R. Howell, Mr. Robinson's daughter and a beneficiary of the RMR Trust, which is a general partner of Robinson-Prather Partnership. Mr. Howell disclaims beneficial ownership of the shares of Common Stock owned by Delta Fire, Delta Life, Bankers Fidelity Life, Georgia Casualty, Robinson-Prather Partnership and the RMR Trust.

         Except as noted in the footnotes above, (i) none of such shares is known by the Company to be shares with respect to which such beneficial owner has the right to acquire beneficial ownership and (ii) the Company believes that the beneficial owners above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

         As of February 26, 1999, all directors and executive officers of the Company as a group (six persons) owned 9,784,385 shares of Common Stock, representing 42.5% of the outstanding shares (including 742,000 shares purchasable on or within 60 days from such date pursuant to the exercise of stock options).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases office space from Delta Life, a company of which J. Mack Robinson, a director of the Company, is Chairman of the Board and principal stockholder. The term of the lease is for 10 years beginning January 1, 1993 and requires total basic rent payments of $164,976 over the 10-year term, plus a pro rata share of expenses.

         In 1998, the Company purchased under its previously announced Stock Repurchase Program (the "Program"), 40,000 shares of Common Stock from Gerald N. Agranoff, a director of the Company, for $3.69 per share, the market price of the Common Stock on the date of the purchase. Also in 1998, James W. Busby, a director of the Company, exercised an option to purchase 225,000 shares of Common Stock at $.96 per share by exchanging 50,956 shares of Common Stock at its then current market price of $4.25 per share. In 1997, the Company purchased under the Program, 500,000 shares of Common Stock from Mr. Busby for $2.50 per share, the market price of the Common Stock on the date of the purchase.

         In connection with a commitment to lend up to $42.9 million to the Company, Mr. J. Mack Robinson, the Company's Chairman of the Board, executed a put agreement in favor of the bank, for which he received no compensation. Such agreement provides that if the Company defaults on its bank loan, Mr. Robinson will repay the amount of such loan to the bank. If Mr. Robinson is obligated to pay such amount, he would have the right to any or all of the Company's collateral under such loan as would be necessary for him to recoup his obligation, with such collateral including the Company's investments in Gray Communications Systems, Inc. ("Gray") class A common stock, warrants to purchase Gray class A common stock, and Gray series A and series B preferred stocks; Host Communications, Inc. common stock; Capital Sports Properties, Inc. common stock; and, Rawlings Sporting Goods Company, Inc. ("Rawlings") common stock and warrants to purchase Rawlings common stock. Mr. Robinson will be released from the put agreement under certain conditions, which could include repayment of some or all of the debt, and/or appreciation in the value of Gray and Rawlings common stocks (which are publicly-traded securities) in order to achieve the bank's required margin of loan balance to assigned collateral value.

                                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

         (1)     Financial Statements and Related Independent Auditors' Reports:

                 The following consolidated financial statements of the Company and Report of Independent Auditors are included in Item 8:
                           Report of Independent Auditors
                           Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
                                  December 31, 1998, 1997 and 1996
                           Consolidated Statements of Stockholders' Equity for
                                  the years ended December 31, 1998, 1997
                                  and 1996
                           Consolidated Statements of Cash Flows for the years
                                  ended December 31, 1998, 1997 and 1996
                           Notes to Consolidated Financial Statements
                           Supplementary Data, Selected Quarterly Financial Data
                                  (Unaudited)

                           The following consolidated financial statements of
                  Gray Communications Systems, Inc. and Report of Independent Auditors are included on pages F-1 through F-31 of this report:

                           Report of Independent Auditors
                           Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
                                  December 31, 1998, 1997 and 1996
                           Consolidated Statements of Stockholders' Equity for
                                  the years ended December 31, 1998, 1997
                                  and 1996
                           Consolidated Statements of Cash Flows for the years
                                  ended December 31, 1998, 1997 and 1996
                           Notes to Consolidated Financial Statements
                           Report of Independent Auditors on Financial Statement
                                  Schedule
                           Schedule II - Valuation and qualifying accounts

                  Independent Auditors' Report on the financial statements of Capital Sports Properties, Inc. for the six months ended June 30, 1996, on page F-32 of this report

                  Independent Auditors' Report on the consolidated financial statements of Host Communications, Inc. as of and for the year ended June 30, 1996, on page F-33 of this report

                  Report of Independent Public Accountants on the consolidated financial statements of Rawlings Sporting Goods Company, Inc. as of and for the year ended August 31, 1998, on page F-34 of this report

         (2) The following financial statement schedule of Bull Run Corporation and subsidiaries is included in Item 14(d):
                  Schedule II - Valuation and qualifying accounts

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

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         Exhibit
         Numbers                       Description
         --------                      -----------
         (3.1)    Articles of Incorporation (b)

         (3.2)    Certificate of Amendment to Articles of Incorporation, filed
                  November 29, 1994 (b)

         (3.3)    By-laws of the Registrant (b)

         (10.1)   Employment Agreement - Robert S. Prather, Jr. (e)

         (10.2)   Employee Agreement - Frederick J. Erickson (d)

         (10.3)   1994 Long Term Incentive Plan (b)

         (10.4)   Non-Employee Directors' 1994 Stock Option Plan (b)

         (10.5)   1987 Non-Qualified Stock Option Plan (c)

         (10.6)   Lease Agreement between Delta Life Insurance Company and Bull
                  Run Corporation dated as of January 1, 1993 (a)

         (10.7)   Lease Agreements between Hans L. Lengers and Datasouth
                  Computer Corporation dated November 27, 1981 (d)

         (10.8)   $9,000,000 Amended and Restated Credit Agreement dated as of
                  March 5, 1999 between Datasouth Computer Corporation and
                  Wachovia Bank, N.A. (x)

         (10.9)   Amended and Restated Loan Agreement between Bull Run
                  Corporation and NationsBank, N.A. dated as of March 20, 1998
                  (h)

         (10.10)  First Amendment of Amended and Restated Loan Agreement between
                  Bull Run Corporation and NationsBank, N.A. dated as of
                  February 24, 1999 (x)

         (10.11)  $10,400,000 First Term Loan Note dated March 20, 1998 (h)

         (10.12)  $32,500,000 Second Term Loan Note dated March 20, 1998 (h)

         (10.13)  $4,000,000 Third Term Loan Note dated February 24, 1999 (x)

         (10.14)  $3,500,000 Revolving Credit Note dated March 20, 1998 (h)

         (10.15)  Gray Communications Systems, Inc. Warrant dated September 24,
                  1996 (731,250 shares) (e)

         (10.16)  Gray Communications Systems, Inc. Warrant dated September 24,
                  1996 (375,000 shares) (e)

         (10.17) Investment Purchase Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run
                  Corporation (f)

         (10.18) Common Stock Purchase Warrant dated November 21, 1997 issued by Rawlings Sporting Goods Company, Inc. to Bull Run
                  Corporation (f)

         (10.19)  Standstill Agreement dated November 21, 1997 by and between
                  Rawlings Sporting Goods Company, Inc. and Bull Run Corporation
                  (f)

         (10.20) Registration Rights Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run
                  Corporation (f)

         Exhibit
         Numbers                       Description
         -------                       -----------
         (10.21)  Stock Purchase Agreement dated January 28, 1999 by and between
                  U.S. Trust Company of Florida Savings Bank, as Personal
                  Representative of the Estate of Mary Tarzian and Bull Run
                  Corporation (i)

         (10.22)  Secured Promissory Note dated January 28, 1999 by and between
                  NationsBank, N.A. and Bull Run Corporation (i)

         (21)     List of Subsidiaries of Registrant (x)

         (23.1)   Consent of Ernst & Young LLP - Bull Run Corporation (x)

         (23.2)   Consent of Ernst & Young LLP - Gray Communications Systems,
                  Inc. (x)

         (23.3)   Consent of KPMG LLP - Capital Sports Properties, Inc. (x)

         (23.4)   Consent of KPMG LLP - Host Communications, Inc. (x)

         (23.5)   Consent of Arthur Andersen LLP - Rawlings Sporting Goods
                  Company, Inc. (x)

         (27)     Financial Data Schedule (for SEC use only) - 1999(x)

         (a) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1992 and incorporated by reference herein
         (b)      Filed as an exhibit to Registration Statement on Form S-4
                  (Registration No. 33-81816), effective November 3, 1994 and incorporated by reference herein
         (c) Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1988 and incorporated by reference herein
         (d) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1994 and incorporated by reference herein
         (e) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1996 and incorporated by reference herein
         (f) Filed as an exhibit to Form 8-K Current Report dated as of November 21, 1997 and incorporated by reference herein
         (g) Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1997 and incorporated by reference herein
         (h) Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998 and incorporated by reference herein
         (i) Filed as an exhibit to Form 8-K Current Report dated as of January 28, 1999 and incorporated by reference herein
         (x)      Filed herewith


(d)      Financial Statement Schedules

         The response to this section is submitted as part of Item 14(a)(1) and
         Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.


                              BULL RUN CORPORATION


                                      BY:   /s/ ROBERT S. PRATHER, JR.
                                         ----------------------------------
                                      Robert S. Prather, Jr.
                                      President and Chief Executive Officer

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


              Signature                                   Title                                Date
              ---------                                   -----                                ----

/s/ ROBERT S. PRATHER, JR.                            President, Chief                     March 29, 1999
--------------------------------------
Robert S. Prather, Jr.                                Executive Officer and
                                                      Director
                                                      (Principal Executive
                                                      Officer)


/s/ GERALD N. AGRANOFF                                Director                             March 29, 1999
--------------------------------------
Gerald N. Agranoff


/s/ JAMES W. BUSBY                                    Director                             March 29, 1999
--------------------------------------
James W. Busby


/s/ FREDERICK J. ERICKSON                             Vice President - Finance             March 29, 1999
--------------------------------------                and Treasurer
Frederick J. Erickson                                 (Principal Accounting and
                                                      Financial Officer)


/s/ HILTON H. HOWELL, JR.                             Vice President, Secretary            March 29, 1999
--------------------------------------                and Director
Hilton H. Howell, Jr.



/s/ J. MACK ROBINSON                                  Chairman of the Board                March 29, 1999
--------------------------------------
J. Mack Robinson

                         REPORT OF INDEPENDENT AUDITORS



         We have audited the consolidated financial statements of Bull Run Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999 (except for Notes 4 and 7, for which the date is March 24,
1999). Our audits also included the financial statement schedule of Bull Run Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ ERNST & YOUNG LLP


Atlanta, Georgia
February 9, 1999

                              BULL RUN CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          Additions
                                                 -----------------------
                                   Balance at    Charged to     Charged to                     Balance at
                                   Beginning     Costs and        Other                          End of
Description                        Of Period     Expenses       Accounts (1)   Deductions (2)    Period
-----------                        ---------     ---------      ------------   --------------  ----------

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts     $ 55,000      $ 22,000       $  50,000       $ 45,000        $ 82,000


YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts     $ 45,000      $ 27,000       $       0       $ 17,000        $ 55,000


YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts     $ 50,000      $  1,000       $       0       $  6,000        $ 45,000


(1) Represents amounts recorded in connection with the CodeWriter acquisition.

(2) "Deductions" represent write-offs of amounts not considered collectible.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc., as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        Ernst & Young LLP

Atlanta, Georgia
January 26, 1999

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                          ---------------------------------
                                                                              1998                1997
                                                                          -------------       -------------
Assets
Current assets:
     Cash and cash equivalents                                            $   1,886,723       $   2,367,300
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,212,000 and  $1,253,000, respectively                         22,859,119          19,527,316
     Recoverable income taxes                                                 1,725,535           2,132,284
     Inventories                                                              1,191,284             846,891
     Current portion of program broadcast rights                              3,226,359           2,850,023
     Other current assets                                                       741,007             968,180
                                                                          -------------       -------------
Total current assets                                                         31,630,027          28,691,994

Property and equipment (Notes B and C):
     Land                                                                     2,196,021             889,696
     Buildings and improvements                                              12,812,112          11,951,700
     Equipment                                                               65,226,835          52,899,547
                                                                          -------------       -------------
                                                                             80,234,968          65,740,943
     Allowance for depreciation                                             (28,463,460)        (23,635,256)
                                                                          -------------       -------------
                                                                             51,771,508          42,105,687

Other assets:
     Deferred loan costs (Note C)                                             8,235,432           8,521,356
     Goodwill and other intangibles (Note B)                                376,014,972         263,425,447
     Other                                                                    1,322,483           2,306,143
                                                                          -------------       -------------
                                                                            385,572,887         274,252,946

                                                                          $ 468,974,422       $ 345,050,627
                                                                          =============       =============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                     December 31,
                                                                          ---------------------------------
                                                                              1998                1997
                                                                          -------------       -------------
Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable (includes $880,000 and $850,000 payable
         to Bull Run Corporation, respectively)                           $   2,540,770       $   3,321,903
     Employee compensation and benefits                                       5,195,777           3,239,694
     Accrued expenses                                                         1,903,226           2,265,725
     Accrued interest                                                         5,608,134           4,533,366
     Current portion of program broadcast obligations                         3,070,598           2,876,060
     Deferred revenue                                                         2,632,564           1,966,166
     Current portion of long-term debt                                          430,000             400,000
                                                                          -------------       -------------
Total current liabilities                                                    21,381,069          18,602,914

Long-term debt (Notes B and C)                                              270,225,255         226,676,377

Other long-term liabilities:
     Program broadcast obligations, less current portion                        735,594             617,107
     Supplemental employee benefits (Note D)                                  1,128,204           1,161,218
     Deferred income taxes (Note G)                                          44,147,642           1,203,847
     Other acquisition related liabilities (Note B)                           4,653,788           4,494,016
                                                                          -------------       -------------
                                                                             50,665,228           7,476,188
Commitments and contingencies (Notes B, C and I)

Stockholders' equity (Notes B, C and E)
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1,350 and 2,060 shares, respectively
       ($13,500,000 and $20,600,000 aggregate liquidation value,
       respectively)                                                         13,500,000          20,600,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                         10,683,709          10,358,031
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 5,273,046 shares, respectively                         66,792,385          66,397,804
     Retained earnings                                                       45,737,601           6,603,191
                                                                          -------------       -------------
                                                                            136,713,695         103,959,026
    Treasury Stock at cost, Class A Common, 1,129,532 and 1,172,882
       shares, respectively                                                  (8,578,682)         (9,011,369)
    Treasury Stock at cost, Class B Common, 135,080 and 250,185
       shares, respectively                                                  (1,432,143)         (2,652,509)
                                                                          -------------       -------------
                                                                            126,702,870          92,295,148
                                                                          -------------       -------------
                                                                          $ 468,974,422       $ 345,050,627
                                                                          =============       =============


See accompanying notes.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                                   ------------------------------------------------
                                                                       1998              1997              1996
                                                                   -------------     -------------     ------------
Operating revenues:
     Broadcasting (less agency commissions)                        $  91,006,506     $  72,300,105     $ 54,981,317
     Publishing                                                       29,330,080        24,536,348       22,845,274
     Paging                                                            8,552,936         6,711,426        1,478,608
                                                                   -------------     -------------     ------------
                                                                     128,889,522       103,547,879       79,305,199
Expenses:
     Broadcasting                                                     52,967,142        41,966,493       32,438,405
     Publishing                                                       24,197,169        19,753,387       17,949,064
     Paging                                                            5,618,421         4,051,359        1,077,667
     Corporate and administrative                                      3,062,995         2,528,461        3,218,610
     Depreciation                                                      9,690,757         7,800,217        4,077,696
     Amortization of intangible assets                                 8,425,821         6,718,302        3,584,845
     Non-cash compensation paid in common stock (Note D)                     -0-               -0-          880,000
                                                                   -------------     -------------     ------------
                                                                     103,962,305        82,818,219       63,226,287
                                                                   -------------     -------------     ------------
                                                                      24,927,217        20,729,660       16,078,912
Gain on disposition of television stations (net of $780,000
    paid to Bull Run Corporation in 1998) (Note B)                    70,572,128               -0-        5,671,323
Miscellaneous income and (expense), net                                 (241,522)          (30,851)          33,259
                                                                   -------------     -------------     ------------
                                                                      95,257,823        20,698,809       21,783,494
Interest expense                                                      25,454,476        21,861,267       11,689,053
                                                                   -------------     -------------     ------------

                              INCOME (LOSS) BEFORE INCOME TAXES
                                       AND EXTRAORDINARY CHARGE       69,803,347        (1,162,458)      10,094,441
Federal and state income taxes (Note G)                               28,143,981           240,000        4,416,000
                                                                   -------------     -------------     ------------
                                           INCOME (LOSS) BEFORE
                                           EXTRAORDINARY CHARGE       41,659,366        (1,402,458)       5,678,441
Extraordinary charge on extinguishment of debt, net of
     applicable income tax benefit of $2,157,000 (Note C)                    -0-               -0-        3,158,960
                                                                   -------------     -------------     ------------
                                              NET INCOME (LOSS)       41,659,366        (1,402,458)       2,519,481
Preferred dividends (Note E)                                           1,317,830         1,409,690          376,849
                                                                   -------------     -------------     ------------
                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS    $  40,341,536     $  (2,812,148)    $  2,142,632
                                                                   =============     =============     ============

Average outstanding common shares-basic                               11,922,852        11,852,546        8,097,654
Stock compensation awards                                                481,443               -0-          340,668
                                                                   -------------     -------------     ------------
Average outstanding common shares-diluted                             12,404,295        11,852,546        8,438,322
                                                                   =============     =============     ============

Basic earnings per common share:
     Income (loss) before extraordinary charge available to
        common stockholders                                        $        3.38     $       (0.24)    $       0.65
     Extraordinary charge                                                    -0-               -0-            (0.39)
                                                                   -------------     -------------     ------------
                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS    $        3.38     $       (0.24)    $       0.26
                                                                   =============     =============     ============

Diluted earnings per common share:
     Income (loss) before extraordinary charge available to
        common stockholders                                        $        3.25     $       (0.24)    $       0.62
     Extraordinary charge                                                    -0-               -0-            (0.37)
                                                                   -------------     -------------     ------------
                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS    $        3.25     $       (0.24)    $       0.25
                                                                   =============     =============     ============

See accompanying notes

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Class A             Class B
                                      Preferred Stock         Common Stock        Common Stock        Retained
                                    Shares     Amount      Shares     Amount    Shares      Amount     Earnings
                                   --------- ----------- ---------- ---------- --------- ----------- -----------
Balance at December 31, 1995             -0- $       -0- 7,624,134  $6,795,976       -0- $       -0- $ 8,827,906
Net Income                               -0-         -0-       -0-         -0-       -0-         -0-   2,519,481
Common Stock Cash Dividends:
     Class A ($0.05 per share)           -0-         -0-       -0-         -0-       -0-         -0-    (357,598)
     Class B ($0.01 per share)           -0-         -0-       -0-         -0-       -0-         -0-     (69,000)
Purchase of Class B Common Stock
     (Note E)                            -0-         -0-       -0-         -0-       -0-         -0-         -0-
Issuance of Class A Common Stock
     (Notes E, F and H):
     401(k) Plan                         -0-         -0-    19,837     262,426       -0-         -0-         -0-
     Directors' Stock Plan               -0-         -0-    33,750     228,749       -0-         -0-         -0-
     Non-qualified Stock Plan            -0-         -0-    55,275     358,417       -0-         -0-         -0-
Preferred Stock Dividends                -0-         -0-       -0-         -0-       -0-         -0-    (376,849)
Issuance of Class A Common Stock
     Warrants (Notes B and E)            -0-         -0-       -0-   2,600,000       -0-         -0-         -0-
Issuance of Series A Preferred
Stock in exchange for Subordinated
Note (Notes B and E)                   1,000  10,000,000       -0-  (2,383,333)      -0-         -0-         -0-
Issuance of Series B Preferred
Stock (Notes B and E)                  1,000  10,000,000       -0-         -0-       -0-         -0-         -0-
Issuance of Class B Common Stock,
net of expenses (Notes B and E)          -0-         -0-       -0-         -0- 5,250,000  66,065,762         -0-
Income tax benefits relating to
stock plans                              -0-         -0-       -0-     132,000       -0-         -0-         -0-
                                      ------ ----------- --------- ----------- --------- ----------- -----------
Balance at December 31, 1996           2,000  20,000,000 7,732,996   7,994,235 5,250,000  66,065,762  10,543,940
Net Loss                                 -0-         -0-       -0-         -0-       -0-         -0-  (1,402,458)
Common Stock Cash Dividends
     ($0.05) per share                   -0-         -0-       -0-         -0-       -0-         -0-    (628,045)
Preferred Stock Dividends                -0-         -0-       -0-         -0-       -0-         -0-  (1,409,690)
Issuance of Class A Common Stock
     (Notes E and F):
     Directors' Stock Plan               -0-          0-       752       9,645       -0-         -0-         -0-
     Non-qualified Stock Plan            -0-          0-    44,775     317,151       -0-         -0-         -0-
     Stock Award Restricted Stock
Plan                                     -0-          0-   183,051   1,200,000       -0-         -0-         -0-
Issuance of Class B Common Stock
     (Notes E and H):
     401(k) Plan                         -0-         -0-       -0-         -0-    23,046     282,384         -0-
Issuance of Series B Preferred
Stock
     (Note E)                             60     600,000       -0-         -0-       -0-         -0-         -0-
Issuance of Treasury Stock
     (Notes E, F, and H):
     401(k) Plan                         -0-         -0-       -0-         -0-       -0-      49,658         -0-
     Non-qualified Stock Plan            -0-         -0-       -0-         -0-       -0-         -0-    (500,556)
Purchase of Class A Common Stock
     (Note E)                            -0-         -0-       -0-         -0-       -0-         -0-         -0-
Income tax benefits relating to
stock plans                              -0-         -0-       -0-     837,000       -0-         -0-         -0-
                                      ------ ----------- --------- ----------- --------- ----------- =----------
Balance at December 31, 1997           2,060 $20,600,000 7,961,574 $10,358,031 5,273,046 $66,397,804 $ 6,603,191


                                          Class A                Class B
                                       Treasury Stock         Treasury Stock
                                      Shares     Amount      Shares     Amount         Total
                                    ---------  -----------  --------- -----------    ----------
Balance at December 31, 1995         (994,770) $(6,638,284)       -0- $        -0-   $8,985,598
Net Income                                -0-          -0-        -0-          -0-    2,519,481
Common Stock Cash Dividends:
     Class A ($0.05 per share)             -0-         -0-        -0-          -0-     (357,598)
     Class B ($0.01 per share)             -0-         -0-        -0-          -0-      (69,000)
Purchase of Class B Common Stock
     (Note E)                              -0-         -0-   (258,450)  (2,740,137)  (2,740,137)
Issuance of Class A Common Stock
     (Notes E, F and H):
     401(k) Plan                           -0-         -0-        -0-          -0-      262,426
     Directors' Stock Plan                 -0-         -0-        -0-          -0-      228,749
     Non-qualified Stock Plan              -0-         -0-        -0-          -0-      358,417
Preferred Stock Dividends                  -0-         -0-        -0-          -0-     (376,849)
Issuance of Class A Common Stock
     Warrants (Notes B and E)              -0-         -0-        -0-          -0-    2,600,000
Issuance of Series A Preferred
Stock in exchange for Subordinated
Note (Notes B and E)                       -0-         -0-        -0-          -0-    7,616,667
Issuance of Series B Preferred
Stock (Notes B and E)                      -0-         -0-        -0-          -0-   10,000,000
Issuance of Class B Common Stock,
net of expenses (Notes B and E)            -0-         -0-        -0-          -0-   66,065,762
Income tax benefits relating to
stock plans                                -0-         -0-        -0-          -0-      132,000
                                    ----------  ----------   --------  -----------  -----------
Balance at December 31, 1996          (994,770) (6,638,284)  (258,450)  (2,740,137)  95,225,516
Net Loss                                   -0-         -0-        -0-          -0-   (1,402,458)
Common Stock Cash Dividends
     ($0.05) per share                     -0-         -0-        -0-          -0-     (628,045)
Preferred Stock Dividends                  -0-         -0-        -0-          -0-   (1,409,690)
Issuance of Class A Common Stock
     (Notes E and F):
     Directors' Stock Plan                 -0-         -0-        -0-          -0-        9,645
     Non-qualified Stock Plan              -0-         -0-        -0-          -0-      317,151
     Stock Award Restricted Stock
Plan                                       -0-         -0-        -0-          -0-    1,200,000
Issuance of Class B Common Stock
     (Notes E and H):
     401(k) Plan                           -0-          -0-       -0-          -0-      282,384
Issuance of Series B Preferred
Stock
     (Note E)                              -0-          -0-       -0-          -0-      600,000
Issuance of Treasury Stock
     (Notes E, F, and H):
     401(k) Plan                           -0-          -0-     8,265       87,628      137,286
     Non-qualified Stock Plan           81,238    1,082,390       -0-          -0-      581,834
Purchase of Class A Common Stock
     (Note E)                         (259,350)  (3,455,475)      -0-          -0-   (3,455,475)
Income tax benefits relating to
stock plans                                -0-          -0-       -0-          -0-      837,000
                                    ----------  -----------  --------  -----------  -----------
Balance at December 31, 1997        (1,172,882) $(9,011,369) (250,185) $(2,652,509) $92,295,148

See accompanying notes
                                      F-5

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                                                                 Class A               Class B
                                      Preferred Stock         Common Stock           Common Stock
                                   -------------------- ----------------------  -----------------------   Retained
                                   Shares      Amount    Shares       Amount       Shares      Amount     Earnings
                                   -------  ----------- ----------  ----------  ----------  -----------  -----------
Balance at December 31, 1997         2,060  $20,600,000  7,961,574  $10,358,031  5,273,046  $66,397,804  $ 6,603,191
Net Income                             -0-          -0-        -0-          -0-        -0-          -0-   41,659,366
Common Stock Cash Dividends
     ($0.06) per share                 -0-          -0-        -0-          -0-        -0-          -0-     (715,209)
Preferred Stock Dividends              -0-          -0-        -0-          -0-        -0-          -0-   (1,317,830)
Issuance of Treasury Stock
(Notes E, F, and H):
     401(k) Plan                       -0-          -0-        -0-          -0-        -0-      180,821          -0-
     Directors' Stock Plan             -0-          -0-        -0-          -0-        -0-       30,652          -0-
     Non-qualified Stock Plan          -0-          -0-        -0-          -0-        -0-        9,597     (491,917)
Purchase of Class A Common Stock
     (Note E)                          -0-          -0-        -0-          -0-        -0-          -0-          -0-
Issuance of Series B Preferred
Stock
     (Note E)                           51      509,384        -0-          -0-        -0-          -0-          -0-
Purchase of Series B Preferred
Stock
     (Note E)                         (761)  (7,609,384)       -0-          -0-        -0-          -0-          -0-
Income tax benefits relating to
stock plans                            -0-          -0-        -0-      325,678        -0-      173,511          -0-
                                   -------  -----------  ---------  -----------  ---------  -----------  -----------
Balance at December 31, 1998         1,350  $13,500,000  7,961,574  $10,683,709  5,273,046  $66,792,385  $45,737,601
                                   =======  ===========  =========  ===========  =========  ===========  ===========



                                           Class A                Class B
                                        Treasury Stock         Treasury Stock
                                   ------------------------  --------------------
                                     Shares       Amount      Shares     Amount        Total
                                   ----------   -----------  --------  -----------   -----------
Balance at December 31, 1997       (1,172,882)  $(9,011,369) (250,185) $(2,652,509)  $92,295,148
Net Income                                -0-           -0-       -0-         -0-     41,659,366
Common Stock Cash Dividends
     ($0.06) per share                    -0-           -0-       -0-         -0-       (715,209)
Preferred Stock Dividends                 -0-           -0-       -0-         -0-     (1,317,830)
Issuance of Treasury Stock
(Notes E, F, and H):
     401(k) Plan                          -0-           -0-    29,305     310,703        491,524
     Directors' Stock Plan                -0-           -0-    84,300     893,763        924,415
     Non-qualified Stock Plan          74,100     1,015,254     1,500      15,900        548,834
Purchase of Class A Common Stock
     (Note E)                         (30,750)     (582,567)      -0-         -0-       (582,567)
Issuance of Series B Preferred
Stock
     (Note E)                             -0-           -0-       -0-         -0-        509,384
Purchase of Series B Preferred
Stock
     (Note E)                             -0-           -0-       -0-         -0-     (7,609,384)
Income tax benefits relating to
stock plans                               -0-           -0-       -0-         -0-        499,189
                                   ----------   -----------  --------  -----------  ------------
Balance at December 31, 1998       (1,129,532)  $(8,578,682) (135,080) $(1,432,143) $126,702,870
                                   ==========   ===========  ========  ===========  ============


See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                 1998              1997             1996
                                                                             -------------     ------------     -------------
Operating activities
     Net income (loss)                                                       $  41,659,366     $ (1,402,458)    $   2,519,481
     Items which did not use (provide) cash:
        Depreciation                                                             9,690,757        7,800,217         4,077,696
        Amortization of intangible assets                                        8,425,821        6,718,302         3,584,845
        Amortization of deferred loan costs                                      1,097,952        1,083,303           270,813
        Amortization of program broadcast rights                                 4,250,714        3,501,330         2,742,712
        Amortization of original issue discount on 8%
        subordinated  note                                                             -0-              -0-           216,667
        Write-off of loan acquisition costs from early
        extinguishment of debt                                                         -0-              -0-         1,818,840
        Gain on disposition of television stations                             (70,572,128)             -0-        (5,671,323)
        Payments for program broadcast rights                                   (4,209,811)      (3,629,350)       (2,877,128)
        Compensation paid in Common Stock                                              -0-              -0-           880,000
        Supplemental employee benefits                                            (252,611)        (196,057)         (855,410)
        Common Stock contributed to 401(K) Plan                                    491,524          419,670           262,426
        Deferred income taxes                                                   26,792,795        1,283,000           (44,000)
        Loss on asset sales                                                        332,042          108,998           201,792
       Changes in operating assets and liabilities:
           Trade accounts receivable                                              (302,905)        (369,675)       (1,575,723)
           Recoverable income taxes                                                406,749         (384,597)         (400,680)
           Inventories                                                            (344,393)        (101,077)          254,952
           Other current assets                                                    342,674         (569,745)          (21,248)
           Trade accounts payable                                                 (797,447)      (2,825,099)        2,256,795
           Employee compensation and benefits                                    1,283,150       (2,848,092)        2,882,379
           Accrued expenses                                                         79,644        1,279,164        (2,936,155)
           Accrued interest                                                      1,074,768         (325,409)        3,794,284
           Deferred revenue                                                        625,149          201,657           710,286
                                                                             -------------     ------------     -------------
Net cash provided by operating activities                                       20,073,810        9,744,082        12,092,301

Investing activities
     Acquisition of television businesses                                     (122,455,774)     (45,644,942)     (210,944,547)
     Disposition of television business                                         76,440,419              -0-         9,480,699
     Purchases of property and equipment                                        (9,270,623)     (10,371,734)       (3,395,635)
     Proceeds from asset sales                                                     318,697           24,885           174,401
     Deferred acquisition costs                                                        -0-          (89,056)              -0-
     Payments on purchase liabilities                                             (551,917)        (764,658)         (243,985)
     Other                                                                         220,390         (652,907)         (139,029)
                                                                             -------------     ------------     -------------
Net cash used in investing activities                                          (55,298,808)     (57,498,412)     (205,068,096)

Financing activities
     Proceeds from borrowings on long-term debt                                 90,070,000       75,350,000       238,478,310
     Repayments of  borrowings on long-term debt                               (46,609,122)     (22,678,127)     (109,434,577)
     Deferred loan costs                                                          (854,235)        (463,397)       (9,410,078)
     Dividends paid                                                             (1,642,709)      (1,428,045)         (426,598)
     Common Stock transactions                                                     499,189        1,163,796           719,166
     Proceeds from equity offering - Class B Common Stock, net of
       expenses                                                                        -0-              -0-        66,065,762
     Proceeds from offering of Series B Preferred Stock                                -0-              -0-        10,000,000
     Proceeds from settlement of interest rate swap agreement                          -0-              -0-           215,000
     Proceeds from sale of treasury shares                                       1,473,249          581,834               -0-
     Purchase of Class A Common Stock                                             (582,567)      (3,455,475)              -0-
     Purchase of Class B Common Stock                                                  -0-              -0-        (2,740,137)
     Redemption of Preferred Stock                                              (7,609,384)             -0-               -0-
                                                                             -------------     ------------     -------------
Net cash provided by financing activities                                       34,744,421       49,070,586       193,466,848
                                                                             -------------     ------------     -------------
Increase (decrease) in cash and cash equivalents                                  (480,577)       1,316,256           491,053
Cash and cash equivalents at beginning of year                                   2,367,300        1,051,044           559,991
                                                                             -------------     ------------     -------------
Cash and cash equivalents at end of year                                     $   1,886,723     $  2,367,300     $   1,051,044
                                                                             =============     ============     =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Description of Business

      The Company's operations, which are located in ten southeastern and midwestern states, include ten television stations, a transportable satellite uplink business, three daily newspapers, a weekly advertising only publication and paging operations.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

      The Company recognizes revenues as services are performed.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on deposit with a bank. Deposits with the bank are generally insured in limited amounts.

Inventories

      Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $13,000 and $15,000 at December 31, 1998 and 1997, respectively.

Program Broadcast Rights

      Rights to programs available for broadcast under program license agreements are initially recorded at the beginning of the license period for the amounts of total license fees payable under the license agreements and are charged to operating expense on the basis of total programs available for use on the straight-line method. The portion of the unamortized balance expected to be charged to operating expense in the succeeding year is classified as a current asset, with the remainder classified as a non-current asset. The liability for the license fees payable under the program license agreements is classified as current or long-term, in accordance with the payment terms of the various license agreements. The capitalized costs of the rights are recorded at the lower of unamortized costs or estimated net realizable value.

Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Buildings,

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  Summary of Significant Accounting Policies (Continued)

Property and Equipment (Continued)

improvements and equipment are depreciated over estimated useful lives of approximately 35 years, 10 years and 5 years, respectively.

Intangible Assets

      Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill is amortized over 40 years. Loan acquisition fees are amortized over the life of the applicable indebtedness. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $21.2 million and $11.5 million as of December 31, 1998 and 1997, respectively.

      If facts and circumstances indicate that the goodwill, property and equipment or other assets may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

Income Taxes

      Deferred income taxes are provided on the differences between the financial statement and income tax basis of assets and liabilities. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated state income tax returns are filed when appropriate and separate state tax returns are filed when consolidation is not available. Local tax returns are filed separately.

Capital Stock

      On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

Stock Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the stock options granted by the Company equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Concentration of Credit Risk

      The Company provides print advertising and advertising air time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

      The estimated fair value of long-term debt at December 31, 1998 and 1997 exceeded book value by $10.4 million and $13.2 million, respectively. The fair value of the Preferred Stock at December 31, 1998 and 1997 approximates its carrying value at that date. The Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

      The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

Reclassifications

      Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1998 format.

B.  Business Acquisitions and Dispositions

      The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

Recent and Pending Acquisitions

      On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement. The Goshen News is a 17,000 circulation afternoon newspaper published Monday through Saturday and serves Goshen, Indiana and surrounding areas. The Company financed the acquisition through its $200.0 million bank loan agreement (the "Senior Credit Facility").

      On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal stockholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian has filed a complaint in the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the Estate to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requests judgment providing that the Estate be required to sell the Tarzian Shares to Tarzian. Bull Run believes that a binding contract between Tarzian and the Estate did not exist, prior to Bull Run's purchase of the Tarzian Shares from the Estate, and in any case, Bull Run's purchase agreement with the Estate provides that in the event that a court of competent jurisdiction awards title to the Tarzian Shares to a person or entity other than Bull Run, the purchase agreement is rescinded and the Estate is required to pay Bull Run the full $10.0 million purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 87th and the 108th largest television markets in the United States, respectively, as ranked by A. C. Nielsen Company.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.  Business Acquisitions and Dispositions (Continued)

Recent and Pending Acquisitions (Continued)

      The Company has executed an option agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian investment from Bull Run. Upon exercise of the option, the Company will pay Bull Run an amount equal to Bull Run's purchase price for the Tarzian investment and related costs. The option agreement currently expires on May 31, 1999; however, the Company may extend the option period at an established fee. In connection with the option agreement, the Company granted to Bull Run warrants to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian investment. Neither Bull Run's investment nor the Company's potential investment is presently attributable under the ownership rules of the Federal Communications Commission ("FCC"). If the Company successfully exercises the option agreement, the Company plans to fund the acquisition through its Senior Credit Facility.

1998 Acquisitions and Disposition

      On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was $120.5 million less the accreted value of Busse's 11 5/8% Senior Secured Notes due 2000 ("Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $2.9 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $122.8 million.

      Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through its Senior Credit Facility.

      As a result of these transactions, the Company added the following television stations to its existing broadcast group: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the FCC's requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

      The Company's Board of Directors has agreed to pay Bull Run a fee of approximately $2.0 million for services performed in connection with the Busse-WALB Transactions. Of this fee, $1.1 million had been paid to Bull Run and $880,000 remained in accounts payable at December 31, 1998.

      Unaudited pro forma operating data for the years ended December 31 , 1998 and 1997 are presented below and assumes that the Busse-WALB Transactions and the 1997 Broadcasting Acquisitions (as

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.  Business Acquisitions and Dispositions (Continued)

1998 Acquisitions and Disposition (Continued)

defined in 1997 Acquisitions) were completed on January 1, 1997. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million in connection with the disposition of WALB.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Busse-WALB Transactions and the 1997 Broadcasting Acquisitions been completed on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1998 and 1997, are as follows (in thousands, except per common share data):

                                                               December 31,
                                                     ------------------------------
                                                         1998               1997
                                                     --------------     -----------
                                                                (Unaudited)
Revenues, net                                        $      133,661     $   117,981
                                                     ==============     ===========

Net loss available to common stockholders            $       (4,562)    $    (6,647)
                                                     ==============     ===========

 Loss per share available to common stockholders:
    Basic                                            $        (0.38)    $     (0.56)
                                                     ==============     ===========
    Diluted                                          $        (0.38)    $     (0.56)
                                                     ==============     ===========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments.

1997 Acquisitions

      On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.4 million. The Company funded the costs of this acquisition through its Senior Credit Facility. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-New Bern-Washington, North Carolina market. In connection with the purchase of the assets of WITN ("WITN Acquisition"), the Company paid Bull Run a fee of $400,000 for services performed.

      On April 24, 1997, the Company acquired all of the issued and outstanding common stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana. The GulfLink operations included nine transportable satellite uplink trucks. The purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs, and approximately $1.0 million in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.6 million. The Company funded the costs of this acquisition through its Senior Credit Facility. In connection with the purchase of the common stock of GulfLink Communications, Inc. (the "GulfLink Acquisition"), the Company paid Bull Run a fee equal to

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.       Business Acquisitions and Dispositions (Continued)

1997 Acquisitions (Continued)

$58,000 for services performed. The WITN Acquisition and the GulfLink Acquisition are hereinafter referred to as the "1997 Broadcasting Acquisitions."

      Unaudited pro forma operating data for the year ended December 31, 1997 and 1996 are presented below and assumes that the 1997 Broadcasting Acquisitions, the First American Acquisition (as defined in 1996 Acquisitions and Disposition) and the KTVE Sale (as defined in 1996 Acquisitions and Disposition) occurred on January 1, 1996.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had these transactions occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1997 and 1996, are as follows (in thousands, except per common share data):

                                                                December 31,
                                                     ------------------------------
                                                          1997              1996
                                                     --------------     -----------
                                                               (Unaudited)
Revenues, net                                        $      109,099     $   108,908
                                                     ==============     ===========

Net loss available to common stockholders            $       (3,769)    $    (2,397)
                                                     ==============     ===========

 Loss per share available to common stockholders:
    Basic                                            $        (0.32)    $     (0.20)
                                                     ==============     ===========
    Diluted                                          $        (0.32)    $     (0.20)
                                                     ==============     ===========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the 1997 Broadcasting Acquisitions, and the First American Acquisition (as defined in 1996 Acquisitions and Disposition), (ii) depreciation and amortization of assets acquired, (iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the WITN Acquisition and the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 include the 5,250,000 Class B Common shares issued in connection with the First American Acquisition.

1996 Acquisitions and Disposition

      On September 30, 1996, the Company purchased from First American Media, Inc. substantially all of the assets used in the operation of two CBS-affiliated television stations, WCTV-TV ("WCTV") serving Tallahassee, Florida-Thomasville, Georgia and WKXT-TV ("WKXT") in Knoxville, Tennessee, as well as those assets used in the operations of a satellite uplink and production services business and a communications and paging business (the "First American Acquisition"). Subsequent to the First American Acquisition, the Company rebranded WKXT with the call letters WVLT ("WVLT"). The purchase price of approximately $183.9 million consisted of $175.5 million cash, $1.8 million in acquisition related costs, and the assumption of approximately $6.6 million of liabilities. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $160.2 million. The Company paid Bull Run, a fee equal to approximately $1.7 million for services performed in

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Business Acquisitions and Dispositions (Continued)

1996 Acquisitions and Disposition (Continued)

connection with this acquisition.

      The First American Acquisition and the early retirement of the Company's existing bank credit facility and other senior indebtedness, were funded as follows: net proceeds of $66.1 million from the sale of 5,250,000 shares of the Company's Class B Common Stock; net proceeds of $155.2 million from the sale of $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes due 2006; $16.9 million of borrowings under the Senior Credit Facility; and $10.0 million net proceeds from the sale of 1,000 shares of the Company's Series B Preferred Stock with warrants to purchase 750,000 shares of the Company's Class A Common Stock at $16 per share. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained an opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants.

      In connection with the First American Acquisition, the FCC ordered the Company to divest itself of WALB in Albany, Georgia and WJHG-TV ("WJHG") in Panama City, Florida by March 31, 1997 to comply with regulations governing common ownership of television stations with overlapping service areas. The FCC is currently reexamining these regulations, and if it revises them in accordance with the interim policy it has adopted, divestiture of WJHG would not be required. Accordingly, the Company requested and in July of 1997 received an extension of the divestiture deadline with regard to WJHG conditioned upon the outcome of the rulemaking proceedings. It can not be determined when the FCC will complete its rulemaking on this subject. On July 31, 1998, the assets of WALB were exchanged for the assets of WEAU. This exchange transaction satisfied the FCC's divestiture requirement for WALB.

      Condensed unaudited balance sheets of WALB and WJHG are as follows (in thousands):

                                                                                    WJHG
                                                                 WALB            December 31,
                                                              December 31,      ----------------
                                                                  1997           1998      1997
                                                              ------------      -------   ------
                                                              (Unaudited)          (Unaudited)
Current assets                                                     $2,379       $1,163    $1,053
Property and equipment                                              1,473        1,323       848
Other assets                                                          471          148       346
                                                              -----------       ------    ------
     Total assets                                                  $4,323       $2,634    $2,247
                                                              ===========       ======    ======

Current liabilities                                                 $ 994       $  583    $  350
Other liabilities                                                     215          118       127
Stockholder's equity                                                3,114        1,933     1,770
                                                              -----------       ------    ------
     Total liabilities and stockholder's equity                    $4,323       $2,634    $2,247
                                                              ===========       ======    ======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.  Business Acquisitions and Dispositions (Continued)

1996 Acquisitions and Disposition (Continued)

      Condensed unaudited income statement data of WALB and WJHG are as follows (in thousands):

                                                  WALB                                      WJHG
                               -----------------------------------------       ---------------------------------
                                Seven Months     Year Ended December 31,             Year Ended December 31,
                                   Ended        ------------------------       ---------------------------------
                               July 31, 1998      1997            1996          1998         1997          1996
                               -------------    --------        -------        ------       ------        -------
                                                                   (Unaudited)
Broadcasting revenues               $6,773       $10,090        $10,611        $5,057       $4,896        $5,217
Expenses                             3,130         4,770          5,070         4,038        3,757         4,131
                                   -------       -------        -------        ------      -------        ------
Operating income                     3,643         5,320          5,541         1,019        1,139         1,086
Other income (expense)                 (33)            3              7             1           (5)            6
                                   -------       -------        -------        ------       ------        ------
Income before income taxes         $ 3,610       $ 5,323        $ 5,548        $1,020       $1,134        $1,092
                                   =======       =======        =======        ======       ======        ======

Net income                         $ 2,238       $ 3,295        $ 3,465        $  632       $  737        $  685
                                   =======       =======        =======        ======       ======        ======

      On January 4, 1996, the Company purchased substantially all of the assets of WRDW-TV, a CBS television affiliate serving the Augusta, Georgia television market (the "Augusta Acquisition"). The purchase price of approximately $37.2 million which included assumed liabilities of approximately $1.3 million, was financed primarily through long-term borrowings. The assets acquired consisted of office equipment and broadcasting operations located in North Augusta, South Carolina. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $32.5 million. In connection with the Augusta Acquisition, the Company paid a fee of $360,000 to Bull Run for services performed.

      Funds for the Augusta Acquisition were obtained from the modification of the Company's existing bank debt on January 4, 1996 (the "Bank Loan") to a variable rate reducing revolving credit facility (the "Old Credit Facility") and the sale to Bull Run of an 8% subordinated note due January 3, 2005 in the principal amount of $10.0 million (the "8% Note"). In connection with the sale of the 8% Note, the Company also issued warrants to Bull Run to purchase 731,250 shares of Class A Common Stock at $11.92 per share. Of these warrants, 450,000 vested upon issuance with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. The Old Credit Facility provided for a credit line up to $54.2 million. This transaction also required a modification of the interest rate of the Company's $25.0 million senior secured note with an institutional investor (the "Senior Note") from 10.08% to 10.7%.

      As part of the financing arrangements for the First American Acquisition, the Old Credit Facility and the Senior Note were retired and the Company issued to Bull Run, in exchange for the 8% Note, 1,000 shares of Series A Preferred Stock. The warrants issued with the 8% Note were retired and the warrants issued with the Series A Preferred Stock will vest in accordance with the same schedule described above provided the Series A Preferred Stock remains outstanding. The Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.39 per basic common share and $0.37 per diluted common share for
1996) in connection with the early retirement of the $25.0 million Senior Note and the write-off of loan acquisition costs from the early extinguishment of debt.

      The Company sold the assets of KTVE Inc. (the "KTVE Sale"), its NBC-affiliated television station, in Monroe, Louisiana-El Dorado, Arkansas on August 20, 1996. The sales price included $9.5 million in

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B.  Business Acquisitions and Dispositions (Continued)

1996 Acquisitions and Disposition (Continued)

cash plus the amount of the accounts receivable on the date of closing to the extent collected by the buyer, to be paid to the Company within 150 days following the closing date (approximately $829,000). The Company recognized a pre-tax gain of approximately $5.7 million and estimated income taxes of approximately $2.8 million in connection with the sale.

      Unaudited pro forma operating data for the years ended December 31, 1996 and 1995 is presented below and assumes that the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995.

      This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Augusta Acquisition, the First American Acquisition, and the KTVE Sale occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1996 and 1995, are as follows (in thousands, except per common share data):

                                                                December 31,
                                                     ------------------------------
                                                         1996              1995
                                                     --------------     -----------
                                                                (Unaudited)
Revenues, net                                        $       97,540     $    90,637
                                                     ==============     ===========

Net loss available to common stockholders            $       (1,388)    $    (6,073)
                                                     ==============     ===========

Loss per share available to common stockholders:
    Basic                                            $        (0.11)    $     (0.51)
                                                     ==============     ===========
    Diluted                                          $        (0.11)    $     (0.51)
                                                     ==============     ===========

      The pro forma results presented above include adjustments to reflect (i) the incurrence of interest expense to fund the First American Acquisition and the WRDW Acquisition, (ii) depreciation and amortization of assets acquired,
(iii) the reduction of employee compensation related to severance and vacation compensation for 1996, (iv) the elimination of the corporate expense allocation net of additional accounting and administrative expenses for the First American Acquisition, (v) increased pension expense for the First American Acquisition, and (vi) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1996 and 1995 include the 5,250,000 Class B Common shares issued in connection with the First American Acquisition.

C.  Long-term Debt

      Long-term debt consists of the following (in thousands):

                                                               December 31,
                                                     ------------------------------
                                                         1998               1997
                                                     --------------     -----------
10 5/8% Senior Subordinated Notes due 2006           $      160,000     $   160,000
Senior Credit Facility                                      109,500          65,630
Other                                                         1,155           1,446
                                                     --------------     -----------
                                                            270,655         227,076
Less current portion                                           (430)           (400)
                                                     --------------     -----------
                                                     $      270,225     $   226,676
                                                     ==============     ===========

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C.  Long-term Debt (Continued)

      On September 20, 1996, the Company sold $160.0 million principal amount of the Company's 10 5/8% Senior Subordinated Notes (the "Senior Subordinated Notes") due 2006. The net proceeds of $155.2 million from this offering, along with the net proceeds from (i) the KTVE Sale, (ii) the issuance of Class B Common Stock, (iii) the issuance of Series B Preferred Stock and (iv) borrowings under the Senior Credit Facility, were used in financing the First American Acquisition as well as the early retirement of the Senior Note and the Old Credit Facility. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997.

      The Senior Credit Facility included scheduled reductions in the $125.0 million credit limit which commenced on March 31, 1997, interest rates based upon a spread over LIBOR and/or the lender's prime rate, an unused commitment fee of 0.50% applied to available funds and a maturity date of June 30, 2003. Effective September 17, 1997, the Senior Credit Facility was modified to reinstate the original credit limit of $125.0 million which had been reduced by the scheduled reductions. The modification also reduced the interest rate spread over LIBOR and/or Prime. The modification also extended the maturity date from June 30, 2003 to June 30, 2004. The modification required a one-time fee of $250,000.

      Effective July 31, 1998, the Senior Credit Facility was modified to increase the committed credit limit from $125.0 million to $200.0 million. This modification also allows for an additional uncommitted $100.0 million in available credit which is in addition to the committed $200.0 million credit limit. This $100.0 million in uncommitted available credit can be borrowed by the Company only after approval of the bank consortium. The modification also extended the maturity date from June 30, 2004 to June 30, 2005. The modification required a one-time fee of approximately $750,000.

      At December 31, 1998, the Company had approximately $109.5 million borrowed under the Senior Credit Facility with approximately $90.5 million available under the agreement. The interest rate on the outstanding balance was based on the lender's prime rate and a spread over LIBOR of 1.75%. Additionally, the effective interest rate of the Senior Credit Facility can be changed based upon the Company's maintenance of certain operating ratios as defined by the Senior Credit Facility, not to exceed the lender's prime rate plus 0.50% or LIBOR plus 2.25%. The effective interest rate on the Senior Credit Facility at December 31, 1998 and 1997 was 7.1% and 7.9%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 1998, the commitment fee was 0.50% per annum.

      The Company's $200.0 million Senior Credit Facility, as amended, is comprised of a term loan (the "Term Commitment") of $100.0 million and a revolving credit facility (the "Revolving Commitment") of $100.0 million.

      As of December 31, 1998, the Company had $9.5 million borrowed under the Senior Credit Facility's Revolving Commitment. The Revolving Commitment will automatically reduce as follows: 10% in 2000, 15% in 2001, 15% in 2002, 20% in 2003, 25% in 1994 and 15% in 2005.

      As of December 31, 1998, the Company had $100.0 million borrowed under the Senior Credit Facility's Term Commitment. The amount outstanding under the Term Commitment will become fixed as of December 30, 1999 and it will be reduced as follows: 2.5% in 1999, 10.0% in 2000, 10.0% in 2001, 17.5% in 2002, 17.5% in
2003, 21.2% in 2004 and 21.3% in 2005.

      The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Notes also contained similar restrictive provisions as well as limitations on restricted payments.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C.  Long-term Debt (Continued)

      The Senior Subordinated Notes are jointly and severally guaranteed (the "Subsidiary Guarantees") by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The obligations of the Subsidiary Guarantors under the Subsidiary Guarantees is subordinated, to the same extent as the obligations of the Company in respect of the Senior Subordinated Notes, to the prior payment in full of all existing and future senior debt of the Subsidiary Guarantors (which will include any guarantee issued by such Subsidiary Guarantors of any senior debt).

      The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly-owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company will be guarantors of the Senior Subordinated Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. The Senior Subordinated Notes and the Senior Credit Facility are secured by substantially all of the Company's existing and hereafter acquired assets.

      Aggregate minimum principal maturities on long-term debt as of December 31, 1998, were as follows (in thousands):

                                               Minimum Principal
                    Year                          Maturities
             -------------------               -----------------
                    1999                          $      430
                    2000                                 330
                    2001                                 209
                    2002                                  62
                    2003                              27,067
                  Thereafter                         242,557
                                                  $  270,655

      The Company made interest payments of approximately $22.9 million, $21.3 million, and $7.6 million during 1998, 1997 and 1996, respectively.

      In the year ended December 31, 1996, the Company recorded an extraordinary charge of $5.3 million ($3.2 million after taxes or $0.39 per basic common share or $0.37 per diluted common share) in connection with the early retirement of the Senior Note and the write-off of unamortized loan acquisition costs of the Senior Note and the Old Credit Facility resulting from the early extinguishment of debt.

D.  Supplemental Employee Benefits and Other Agreements

      The Company had an employment agreement with its former President, Ralph
W. Gabbard, which provided for an award of 183,051 shares of the Company's Class A Common Stock if his employment with the Company continued until September 1999. Mr. Gabbard died unexpectedly in September 1996. The Company awarded these shares to the estate of Mr. Gabbard. Approximately $880,000 of expense was recorded in 1996.

      The Company has entered into supplemental retirement benefit and other agreements with certain key employees. These benefits are to be paid primarily in equal monthly amounts over the employees' life for a period not to exceed 15 years after retirement. The Company charges against operations

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Supplemental Employee Benefits and Other Agreements (Continued)

amounts sufficient to fund the present value of the estimated lifetime supplemental benefit over each employee's anticipated remaining period of employment.

      The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                             Year Ended December 31,
                        -------------------------------
                          1998       1997        1996
                        -------     -------     -------
Beginning liability     $ 1,526     $ 3,158     $ 2,938
                        -------     -------     -------
Provision                   180         161         918
Forfeitures                 (61)        -0-         -0-
                        -------     -------     -------
Net expense                 119         161         918
Payments                   (202)     (1,793)       (698)
                        -------     -------     -------
Net change                  (83)     (1,632)        220
                        -------     -------     -------
Ending liability          1,443       1,526       3,158
Less current portion       (315)       (365)     (1,801)
                        -------     -------     -------
                        $ 1,128     $ 1,161     $ 1,357
                        =======     =======     =======

E. Stockholders' Equity

      During 1996, the Company amended its Articles of Incorporation to increase to 50,000,000 the number of shares of all classes of stock which the Company has the authority to issue, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock receive cash dividends on an equal per share basis.

      As part of the financing for the Augusta Acquisition in 1996, funding was obtained from the 8% Note, which included the issuance of detachable warrants to Bull Run to purchase 731,250 shares of Class A Common Stock at $11.92 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary of the date of issuance. Approximately $2.6 million of the $10.0 million of proceeds from the 8% Note was allocated to the warrants and increased Class A Common Stock. This allocation of the proceeds was based on an estimate of the relative fair values of the 8% Note and the warrants on the date of issuance. The Company amortized the original issue discount on a ratable basis in accordance with the original terms of the 8% Note through September 30, 1996. The Company recognized approximately $217,000 in amortization costs for the $2.6 million original issue discount. In September 1996, the Company exchanged the 8% Note with Bull Run for 1,000 shares of liquidation preference Series A Preferred Stock yielding 8%. The warrants issued with the 8% Note were retired and the warrants issued with the Series A Preferred Stock will vest in accordance with the same schedule described above provided the Series A Preferred Stock remains outstanding. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

      As part of the financing for the First American Acquisition in 1996, the Company also issued 1,000 shares of Series B Preferred Stock, with warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on the first anniversary

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Stockholders' Equity (Continued)

of the date of issuance. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. In August 1998 and September 1997, the Company issued 50.9 shares and 60.0 shares of Series B Preferred Stock, respectively, as payment of dividends to the holders of its then outstanding Series B Preferred Stock. During 1998, the Company redeemed
760.9 shares of Series B Preferred Stock at a cost of $7.6 million.

      On September 24, 1996, the Company completed a public offering of 5.25 million shares of its Class B Common Stock at an offering price of $13.67 per share. The proceeds, net of expenses, from this public offering of approximately $66.1 million were used in the financing of the First American Acquisition.

      The Company is authorized by its Board of Directors to purchase up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 1998, 1997 and 1996, the Company purchased 30,750 Class A Common Stock Shares, 259,350 Class A Common Stock shares and 258,450 Class B Common Stock shares, respectively, under this authorization. The 1998, 1997 and 1996 treasury shares were purchased at prevailing market prices with an average effective price of $18.95, $13.33 and $10.60 per share, respectively, and were funded from the Company's operating cash flow.

F.   Long-term Incentive Plan and Stock Purchase Plan

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      The Company has a long-term incentive plan (the "Incentive Plan") under which 300,000 shares of the Company's Class A Common Stock and 600,000 shares of the Company's Class B Common Stock are reserved for grants to key personnel for
(i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. Options granted through December 31, 1998, have been granted at a price which approximates fair market value on the date of the grant. On December 11, 1998, the Company repriced certain Class B Common Stock grants made under the Incentive Plan, at a price which approximated the market price of the Class B Common Stock on that day.

      The Company also has a Stock Purchase Plan which grants outside directors up to 7,500 shares of the Company's Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. Long-term Incentive Plan and Stock Purchase Plan (Continued)

      Prior to 1996, grants under the Incentive Plan and the Stock Purchase Plan were made with the Company's Class A Common Stock. In 1996, the Company amended its Incentive Plan and Stock Purchase Plan for grants to be made with Class A or Class B Common Stock.

      Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.57%, 5.82% and 5.43%; dividend yields of 0.55%, 0.32% and 0.50%; volatility factors of the expected market price of the Company's Class A Common Stock of 0.28, 0.28 and 0.33; and a weighted-average expected life of the options of 4.0,
4.5 and 2.0 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):

                                                                                       Year Ended December 31,
                                                                                     --------------------------------
                                                                                       1998        1997         1996
                                                                                     --------    --------     --------
Pro forma income (loss) before extraordinary charge available to common
     stockholders                                                                     $39,523    $ (3,174)    $ 5,190
Pro forma income (loss) before extraordinary charge per common share:
     Basic                                                                            $  3.31    $  (0.27)    $  0.64
     Diluted                                                                          $  3.20    $  (0.27)    $  0.62

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


F.  Long-term Incentive Plan and Stock Purchase Plan (Continued)

      A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands, except weighted average data):

                                                                 Year Ended December 31,
                                         -------------------------------------------------------------------------
                                                  1998                     1997                    1996
                                         ----------------------    ----------------------   ----------------------
                                                      Weighted                 Weighted                 Weighted
                                                       Average                  Average                 Average
                                                      Exercise                 Exercise                Exercise
                                           Options      Price      Options       Price      Options      Price
                                         ----------   ---------    --------   -----------   --------   -----------
Stock options outstanding -
     beginning of year                           92        $7.43        297        $ 8.74        394       $ 8.26
     Options granted                             19        17.81        -0-                      -0-
     Options exercised                          (74)        7.08       (127)         7.17        (78)        6.62
     Options forfeited                           (1)        8.89        -0-                       (9)        8.29
     Options expired                            -0-                     (78)        12.83        (10)        6.78
                                         ----------                --------                  -------
Stock options outstanding -                      36       $13.71         92        $ 7.43        297       $ 8.74
     end of year                         ==========                ========                  -------
Exercisable at end of year                       16        $8.89         92        $ 7.43        246       $ 8.71

Weighted-average fair value of
     options granted during the year                       $5.59

      Exercise prices for Class A Common Stock options outstanding as of December 31, 1998, ranged from $8.89 to $17.81 for the Incentive Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan is 3.2 years.

      A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands, except weighted average data):

                                                                 Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  1998                     1997                    1996
                                         ---------------------     --------------------    ----------------------
                                                      Weighted                 Weighted                 Weighted
                                                       Average                  Average                 Average
                                                      Exercise                 Exercise                Exercise
                                          Options      Price       Options       Price      Options      Price
                                         --------     --------     -------     --------     -------    ----------
Stock options outstanding -
     beginning of year                       630       $15.80         102       $10.58        -0-
     Options granted                         589        14.43         528        16.80        102      $ 10.58
     Options exercised                       (86)       11.05         -0-                     -0-
     Options forfeited                      (474)       16.95         -0-                     -0-
                                         -------                      ---                     ---
Stock options outstanding -
     end of year                             659       $14.36         630       $15.80        102      $ 10.58
                                         =======                    =====                     ===
Exercisable at end of year                    84       $14.65          79       $10.58        -0-

Weighted-average fair value of
     options granted during the year                   $ 3.95                   $ 5.40                 $  2.15

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.  Long-term Incentive Plan and Stock Purchase Plan (Continued)

      Exercise prices for Class B Common Stock options outstanding as of December 31, 1998, ranged from $10.58 to $14.50 for the Incentive Plan and $14.00 to $16.13 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 4.0 and 0.5 years, respectively.

G.   Income Taxes

      The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                           Year Ended December 31,
                        ------------------------------
                         1998       1997        1996
                        -------    -------     -------
Current
     Federal            $   414    $(1,620)    $ 1,462
     State and local        937        577         841
Deferred                 26,793      1,283         (44)
                        -------    -------     -------
                        $28,144    $   240     $ 2,259
                        =======    =======     =======

      The total provision for income taxes for 1998 included a deferred tax charge of $27.5 million which related to the exchange of WALB's assets for the assets of WEAU. For income tax purposes, the gain on the exchange of WALB qualified for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986. The total provision for income taxes for 1996 included a tax benefit of $2.2 million which related to an extraordinary charge on extinguishment of debt.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G.   Income Taxes (Continued)

      Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               December 31,
                                                     ------------------------------
                                                          1998              1997
                                                     ------------      -----------
Deferred tax liabilities:
     Net book value of property and equipment        $      6,597     $     2,670
     Goodwill and other intangibles                        45,546           6,281
     Other                                                    122             120
                                                     ------------     -----------
            Total deferred tax liabilities                 52,265           9,071

Deferred tax assets:
     Liability under supplemental retirement plan             528             526
     Allowance for doubtful accounts                          465             499
     Difference in basis of assets held for sale            1,106             941
     Federal operating loss carryforwards                   3,825           4,412
     State and local operating loss carryforwards           2,534           1,952
     Other                                                    457             290
                                                     ------------     -----------
            Total deferred tax assets                       8,915           8,620
     Valuation allowance for deferred tax assets             (798)           (753)
                                                     ------------     -----------
            Net deferred tax assets                         8,117           7,867
                                                     ------------     -----------

Deferred tax liabilities, net                        $     44,148     $     1,204
                                                     ============     ===========

      Approximately $11.3 million in federal operating loss carryforwards will expire by the year ended December 31, 2012. Additionally, the Company has approximately $56.0 million in state operating loss carryforwards.

      A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):

                                                                                   Year Ended December 31,
                                                                           -----------------------------------------
                                                                              1998           1997           1996
                                                                           -----------   -----------     -----------
      Statutory rate applied to income (loss)                                $ 24,431         $ (395)      $ 1,625
      State and local taxes, net of federal tax benefits                        3,472            572            (7)
      Permanent difference relating to sale of KTVE                                -0-           -0-           602
      Other items, net                                                            241             63            39
                                                                           ----------    -----------     ---------
                                                                             $ 28,144           $240        $2,259
                                                                           ==========    ===========     =========

      The Company made income tax payments of approximately $1.5 million, $275,000 and $3.6 million during 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Company had current recoverable income taxes of approximately $1.7 million and $2.1 million, respectively.

H.   Retirement Plans

Pension Plan

      The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees' highest average compensation for five

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 H.   Retirement Plans (Continued)

Pension Plan (Continued)

consecutive years during the last ten years of employment. The Company's funding policy is to contribute annually the minimum amounts deductible for federal income tax purposes.

      The following summarizes the plan's funded status and related assumptions (dollars in thousands):

                                                                   December 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ---------    ---------
Change in benefit obligation
Benefit obligation at beginning of year                        $ 7,053      $ 6,483
Service cost                                                       616          429
Interest cost                                                      496          443
Actuarial losses                                                   203           31
Change in benefit obligation due to change in discount rate        303          -0-
Benefits paid                                                     (349)        (333)
                                                               -------      -------
Benefit obligation at end of year                              $ 8,322      $ 7,053
                                                               =======      =======

Change in plan assets
Fair value of plan assets at beginning of year                 $ 6,926      $ 6,241
Actual return on plan assets                                       618          644
Company contributions                                              212          374
Benefits paid                                                     (349)        (333)
                                                               -------      -------
Fair value of plan assets at end of year                       $ 7,407      $ 6,926
                                                               =======      =======

Components of accrued benefit costs
Underfunded status of the plan                                 $  (915)     $  (134)
Unrecognized net actuarial (gain) loss                             297          (58)
Unrecognized net transition amount                                (188)        (242)
Unrecognized prior service cost                                     (3)          (4)
                                                               -------      -------
Accrued benefit cost                                           $  (809)     $  (438)
                                                               =======      =======

Weighted-average assumptions as of December 31
Discount rate                                                      6.8%         7.0%
Expected long-term rate of return on plan assets                   6.8%         7.0%
Estimated rate of increase in compensation levels                  5.0%         5.0%

      The net periodic pension cost includes the following components (in thousands):

                                                                                     Year Ended December 31,
                                                                               ------------------------------------
                                                                                 1998          1997         1996
                                                                               ----------   -----------    --------
       Components of net periodic pension cost
       Service cost                                                                $ 616         $ 429        $360
       Interest cost                                                                 496           443         409
       Expected return on plan assets                                               (475)         (433)       (393)
       Amortization of prior service cost                                             (1)           (1)         (1)
       Amortization of transition (asset) or obligation                              (54)          (54)        (54)
                                                                                   -----         -----        ----
       Pension cost                                                                $ 582         $ 384        $321
                                                                                   =====         =====        ====

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.   Retirement Plans (Continued)

Capital Accumulation Plan

      Effective October 1, 1994, the Company adopted the Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") for the purpose of providing additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

      On November 14, 1996, the Company amended its Capital Accumulation Plan to allow an investment option in the Company's Class B Common Stock. The amendment also allowed for the Company's percentage match to be made by a contribution of the Company's Class B Common Stock, effective in 1997. On December 13, 1996, the Company reserved 300,000 shares of the Company's Class B Common Stock for issuance under the Capital Accumulation Plan.

      Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Until 1997, the Company's percentage match was made by a contribution of the Company's Class A Common Stock. Since 1997, the Company's percentage match has been made by a contribution of the Company's Class B Common Stock. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for the three years ended December 31, 1998. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

      Company matching contributions aggregating $491,524, $419,670 and $262,426 were charged to expense for 1998, 1997 and 1996, respectively, for the issuance of 29,305 and 31,311 Class B shares and 19,837 Class A shares, respectively.

I.  Commitments and Contingencies

      The Company has various operating lease commitments for equipment, land and office space. The Company has also entered into commitments for various television film exhibition rights for which the license periods have not yet commenced. Rent expense resulting from operating leases for the years ended December 31, 1998, 1997 and 1996 were $1.8 million, $1.4 million and $501,000, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and obligations under film exhibition rights for which the license period have not yet commenced are as follows (in thousands):


                                                                                  Lease         Film        Total
                                                                                 --------     ---------    --------
       1999                                                                        $1,411        $1,550     $ 2,961
       2000                                                                           877         3,656       4,533
       2001                                                                           661         2,428       3,089
       2002                                                                           344         1,535       1,879
       2003                                                                           137           302         439
       Thereafter                                                                     714           421       1,135
                                                                                 --------      --------    --------
                                                                                   $4,144        $9,892     $14,036
                                                                                 ========      ========     =======

      The Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 J.   Information on Business Segments

      The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates ten television stations located in the southeastern and midwestern United States at December 31, 1998. The publishing segment operates three daily newspapers in three different markets, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands):

                                                      Year Ended December 31,
                                              -------------------------------------
                                                1998          1997          1996
                                              ---------     ---------     ---------
                                                          (In thousands)
Operating revenues:
     Broadcasting                             $  91,007     $  72,300     $ 54,981
     Publishing                                  29,330        24,536       22,845
     Paging                                       8,553         6,712        1,479
                                              ---------     ---------     --------
                                              $ 128,890     $ 103,548     $ 79,305
                                              =========     =========     ========

Operating income:
      Broadcasting (1)                        $  21,113     $  17,509     $ 14,106
      Publishing                                  2,867         2,206        1,980
      Paging                                        947         1,015           (7)
                                              ---------     ---------     --------
Total operating income (1)                       24,927        20,730       16,079
Gain on disposition of television stations       70,572           -0-        5,671
Miscellaneous income and (expense), net            (242)          (31)          33
Interest expense                                (25,454)      (21,861)     (11,689)
                                              ---------     ---------     --------
Income (loss) before income taxes             $  69,803     $  (1,162)    $ 10,094
                                              =========     =========     ========

      Operating income is total operating revenue less operating expenses, excluding gain on disposition of television stations, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                 Year Ended December 31,
                                               ----------------------------
                                                1998       1997       1996
                                               -------    -------    ------
                                                      (In thousands)
Depreciation and amortization expense:
     Broadcasting                              $14,713    $11,024    $5,554
     Publishing                                  1,554      1,973     1,730
     Paging                                      1,773      1,480       329
                                               -------    -------    ------
                                                18,040     14,477     7,613
     Corporate                                      77         42        50
                                               -------    -------    ------
Total depreciation and amortization expense    $18,117    $14,519    $7,663
                                               =======    =======    ======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 J.   Information on Business Segments (Continued)

                                                                Year Ended December 31,
                                                         ----------------------------------
                                                           1998         1997         1996
                                                         --------     --------     --------
                                                                   (In thousands)
Media cash flow:
     Broadcasting                                        $ 38,446     $ 30,519     $ 22,594
     Publishing                                             5,214        4,856        4,957
     Paging                                                 2,964        2,686          401
                                                         --------     --------     --------
                                                         $ 46,624     $ 38,061     $ 27,952
                                                         ========     ========     ========

Media cash flow reconciliation:
     Operating income (1)                                $ 24,927     $ 20,730     $ 16,079
     Add:
     Amortization of program license rights                 4,251        3,501        2,743
     Depreciation and amortization                         18,117       14,519        7,663
     Corporate overhead                                     3,063        2,528        3,219
     Non-cash compensation and contribution to 401(k)
          Plan, paid in Common Stock                          476          412        1,125
     Less:
     Payments for program license liabilities              (4,210)      (3,629)      (2,877)
                                                         --------     --------     --------
                                                         $ 46,624     $ 38,061     $ 27,952
                                                         ========     ========     ========
Capital expenditures:
     Broadcasting                                        $  6,718     $  5,000     $  2,674
     Publishing                                               934        4,235          692
     Paging                                                 1,461          975          -0-
                                                         --------     --------     --------
                                                            9,113       10,210        3,366
     Corporate                                                158          162           30
                                                         --------     --------     --------
Total capital expenditures                               $  9,271     $ 10,372     $  3,396
                                                         ========     ========     ========

                                                                    December 31,
                                                         ----------------------------------
                                                           1998         1997         1996
                                                         --------     --------     --------
                                                                   (In thousands)
Identifiable assets:
     Broadcasting                                        $410,039     $287,254     $245,614
     Publishing                                            17,196       19,818       16,301
     Paging                                                25,563       23,950       23,764
                                                         --------     --------     --------
                                                          452,798      331,022      285,679
     Corporate                                             16,176       14,029       12,985
                                                         --------     --------     --------
Total identifiable assets                                $468,974     $345,051     $298,664
                                                         ========     ========     ========

(1) Operating income excludes gain on disposition of television stations of $70.6 million recognized for the exchange of WALB in 1998 and $5.7 million recognized for the KTVE Sale in 1996.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  Selected Quarterly Financial Data (Unaudited)

                                                                    Fiscal Quarters
                                                     ------------------------------------------
                                                      First      Second     Third       Fourth
                                                     --------    -------   --------    --------
                                                      (In thousands, except for per share data)
Year Ended December 31, 1998:
Operating revenues                                   $ 27,982    $32,061   $ 31,845    $ 37,002
Operating income (1)                                    4,868      7,210      5,020       7,829
Net income (loss)                                      (1,483)       837     41,830         475
Net income (loss) available to common stockholders     (1,842)       478     41,484         221
Basic income (loss) per share                           (0.16)      0.04       3.48        0.02
Diluted income (loss) per share                      $  (0.16)   $  0.04   $   3.31    $   0.02

Year Ended December 31, 1997:
Operating revenues                                   $ 22,761    $25,499   $ 25,984    $ 29,304
Operating income                                        4,337      6,124      4,271       5,998
Net income (loss)                                        (461)       622     (1,162)       (401)
Net income (loss) available to common stockholders       (811)       272     (1,513)       (760)
Basic income (loss) per share                           (0.07)      0.02      (0.13)      (0.06)
Diluted income (loss) per share                      $  (0.07)   $  0.02   $  (0.13)   $  (0.06)

(1) Operating income excludes $70.6 million gain on exchange of television station recognized from the disposition of WALB.

      Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

      The third quarter of 1998 includes the Busse-WALB Transactions. As a result of the exchange of WALB for WEAU, the Company recognized a pre-tax gain of approximately $70.6 million and estimated deferred income taxes of approximately $27.5 million (See Note B).

      On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock.

                         REPORT OF INDEPENDENT AUDITORS


         We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999. Our audits also included the financial statement schedule of Gray Communications Systems, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 26, 1999

                       GRAY COMMUNICATIONS SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions
                                                  ---------------------------
                                  Balance at      Charged to     Charged to                    Balance at
                                  Beginning       Costs and        Other                         End of
Description                       Of Period        Expenses      Accounts (1)  Deductions (2)    Period
-----------                       ----------      ----------     ------------  --------------  ----------

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts   $1,253,000        $831,000      $  61,000      $933,000      $1,212,000


YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts   $1,450,000        $188,000      $  31,000      $416,000      $1,253,000


YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts   $  450,000        $894,000       $583,000      $477,000      $1,450,000

(1) Represents amounts recorded in connection with acquisitions.

(2) Deductions are write-offs of amounts not considered collectible.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Capital Sports Properties, Inc.:

We have audited the statements of earnings, changes in stockholders' equity and cash flows of Capital Sports Properties, Inc. for the six-months ended June 30, 1996, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Capital Sports Properties, Inc. for the six-months ended June 30, 1996, in conformity with generally accepted accounting principles.



                                             /s/ KPMG LLP


Stamford, Connecticut
February 10, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Host Communications, Inc.:


We have audited the consolidated balance sheet of Host Communications, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, not separately presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host
Communications, Inc. and subsidiaries at June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for license fee revenues and rights fee expenses.



                                             /s/ KPMG LLP


Cincinnati, Ohio
October 11, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Stockholders of Rawlings Sporting Goods Company, Inc.:

We have audited the consolidated balance sheets of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998, not presented separately herein. These financial statements are the responsibility of Rawlings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP


St. Louis, Missouri
October 7, 1998