Form 10-Q
period 1999-03-31
BULL RUN CORP
filed 1999-05-13
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO           .
                                       -----------  -----------


         COMMISSION FILE NUMBER   0-9385
                               -----------

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

        GEORGIA                                               91-1117599
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,432,267 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 MARCH 31,       DECEMBER 31,
                                                                   1999               1998
ASSETS
Current assets:
   Cash and cash equivalents                                   $     103,494       $     57,579
   Accounts receivable (includes $322,000 and $880,000
      due from Gray Communications Systems, Inc. as of
      March 31, 1999 and December 31, 1998, respectively)          5,268,302          5,980,351
   Inventories                                                     5,457,011          5,166,925
   Other                                                             179,692            231,508
                                                               -------------       ------------
           Total current assets                                   11,008,499         11,436,363

Property and equipment, net                                        2,598,167          2,622,903
Investment in affiliated companies                                84,253,553         73,345,296
Goodwill                                                           7,500,936          7,583,410
Other assets                                                         384,482            183,559
                                                               -------------       ------------
                                                               $ 105,745,637       $ 95,171,531
                                                               =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt         $  14,000,000       $  4,000,000
   Accounts payable                                                2,772,228          2,780,640
   Accrued and other liabilities:
      Employee compensation and related taxes                        544,292            571,560
      Interest                                                       579,037            395,926
      Other                                                          788,738            375,454
                                                               -------------       ------------
           Total current liabilities                              18,684,295          8,123,580

Long-term debt                                                    53,377,296         51,848,547
Deferred income taxes                                              4,891,661          5,408,661
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000,000
      shares; issued 22,824,271 and 22,785,271 shares as of
      March 31, 1999 and December 31, 1998, respectively)            228,243            227,853
   Additional paid-in capital                                     21,436,347         21,378,111
   Treasury stock, at cost (542,004 shares)                       (1,392,430)        (1,392,430)
   Retained earnings                                               8,520,225          9,577,209
                                                               -------------       ------------
           Total stockholders' equity                             28,792,385         29,790,743
                                                               -------------       ------------
                                                               $ 105,745,637       $ 95,171,531
                                                               =============       ============



See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1999               1998
Revenue from printer operations                  $  7,532,940       $  6,613,545
Cost of goods sold                                  5,374,925          4,969,556
                                                 ------------       ------------
           Gross profit                             2,158,015          1,643,989

Consulting fee income                                 195,298              2,130

Operating expenses:
   Research and development                           705,641            554,535
   Selling, general and administrative              1,774,801          1,574,055
                                                 ------------       ------------

                                                    2,480,442          2,128,590
                                                 ------------       ------------
           Loss from operations                      (127,129)          (482,471)

Other income (expense):
   Equity in losses of affiliated companies          (469,680)          (270,131)
   Interest and dividend income                       226,365            286,917
   Interest expense                                (1,205,033)        (1,032,206)
   Other expense                                       (2,111)            (6,293)
                                                 ------------       ------------

           Loss before income taxes                (1,577,588)        (1,504,184)

Income tax benefit                                    520,604            421,172
                                                 ------------       ------------

           Net loss                                (1,056,984)        (1,083,012)

Retained earnings, beginning of period              9,577,209          7,217,650
                                                 ------------       ------------
Retained earnings, end of period                 $  8,520,225       $  6,134,638
                                                 ============       ============
Loss per share:
   Basic                                         $      (0.05)      $      (0.05)
   Diluted                                       $      (0.05)      $      (0.05)

Weighted average number of common shares outstanding:
   Basic                                           22,263,634         22,028,667
   Diluted                                         22,263,634         22,028,667



See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)







                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (1,056,984)      $ (1,083,012)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
       Provision for bad debts                                          3,511              5,349
       Depreciation and amortization                                  267,230            340,174
       Equity in losses of affiliated companies                       469,680            270,131
       Deferred income taxes                                         (517,000)          (412,000)
       Accrued preferred stock dividend income                                           (75,000)
       Change in operating assets and liabilities:
          Accounts receivable                                         708,538            296,629
          Inventories                                                (290,086)          (783,275)
          Other current assets                                         51,816            (48,794)
          Accounts payable and accrued expenses                       560,715            423,531
                                                                 ------------       ------------
Net cash provided by (used in) operating activities                   197,420         (1,066,267)
                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (98,003)          (116,977)
Investment in affiliated companies                                (11,377,937)        (4,952,967)
Deferred acquisition costs                                           (212,940)
Acquisition of printer manufacturer, net of cash
   acquired                                                           (50,000)        (1,902,613)
                                                                 ------------       ------------
Net cash used in investing activities                             (11,738,880)        (6,972,557)
                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable                                      10,000,000
Borrowings from revolving lines of credit                           5,269,499          4,062,000
Repayments on revolving lines of credit                            (4,667,000)        (5,370,506)
Proceeds from long-term debt                                        1,176,250         10,014,722
Repayments on long-term debt                                         (250,000)          (530,844)
Issuance of common stock                                               58,626              7,875
                                                                 ------------       ------------
Net cash provided by financing activities                          11,587,375          8,183,247
                                                                 ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              45,915            144,423
Cash and cash equivalents, beginning of period                         57,579            142,097
                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    103,494       $    286,520
                                                                 ============       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Interest paid                                             $  1,027,486       $    785,495
       Income taxes paid                                                3,000
       Treasury stock issued in connection with acquisition
          of printer manufacturer, a noncash investing and
          financing activity                                                           2,500,000





See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the year ended December 31, 1998.

The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly-owned subsidiary, Datasouth Computer Corporation (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.


2.  PENDING TRANSACTION

On February 15, 1999, the Company entered into a merger agreement to acquire the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("Universal") and Capital Sports Properties, Inc. ("Capital") not currently owned, directly or indirectly, by the Company, for approximately $95,000,000, net of cash acquired (the "Host-Universal Acquisition"). Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the Host-Universal Acquisition whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed company. The new holding company, which will be a publicly held company, will be owned by the stockholders of the Company immediately prior to such conversion and the Company and its subsidiaries will become subsidiaries of such holding company. Approximately $37,000,000 of the Host-Universal Acquisition purchase price is expected to be paid to Host, Universal and Capital stockholders in cash and the remainder is expected to be paid in common stock of the new holding company. The Company is currently Host's largest stockholder, owning directly or indirectly approximately 32.5% of Host's outstanding common stock and 51.5% of Host's outstanding preferred stock. The Company's indirect ownership of Host's common stock and Host's preferred stock is owned by Capital, in which the Company owns 51.5% of the outstanding common stock. The Company and Host together are the largest stockholders of Universal, with the Company owning directly approximately 3% of Universal's outstanding capital stock and Host owning approximately 33% of Universal's outstanding capital stock. For their most recent fiscal year ended June 30, 1998, Host and Universal together had revenues of approximately $109,000,000. This transaction is subject to the terms and conditions of the merger agreement, including approval of the stockholders of Host, Universal, Capital and the Company.


3.  INVESTMENT IN AFFILIATED COMPANIES

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host, Capital and Rawlings Sporting Goods Company, Inc. ("Rawlings") using the equity method. The excess of the Company's investments in Gray, Host, Capital and Rawlings over the underlying equity thereof is being amortized over 20 to 40 years, with such amortization (totaling $275,000 and $194,000 in the three months ended March 31, 1999 and 1998, respectively) reported as a reduction in the Company's equity in earnings of affiliated companies (or, addition to the equity in losses of affiliates).

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over 40 years as a result of the Company's 17.0% equity investment position in Gray as of March 31, 1999, with such position representing a 27.5% voting interest in Gray.

The Company accounts for its investment in Host by the equity method on a six-month lag basis, in order to align Host's fiscal year ending June 30 with the Company's fiscal year. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

Aggregate operating results of affiliated companies (reflecting, for 1999: (i) Gray and Capital for the three months ended March 31, 1999; (ii) Host for the three months ended September 30, 1998; and (iii) Rawlings for the three months ended February 28, 1999; and reflecting, for 1998: (a) Gray and Capital for the three months ended March 31, 1998; (b) Host for the three months ended September 30, 1998; and (c) Rawlings for the three months ended February 28, 1998) were as follows:




                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              1999             1998

              Operating revenue           $96,645,000      $96,775,000
              Income from operations        9,069,000       12,165,000
              Net income                      717,000        2,527,000



4.  INVENTORIES

Inventories related to the Company's printer operations consist of the following:


                                    MARCH 31,      DECEMBER 31,
                                      1999            1998

              Raw materials        $3,415,926      $3,200,460
              Work-in-process         743,265         728,663
              Finished goods        1,297,820       1,237,802
                                   ----------      ----------
                                   $5,457,011      $5,166,925
                                   ==========      ==========

5.  NOTES PAYABLE AND LONG-TERM DEBT

The Company amended its long-term debt agreements in February and March 1999, providing for (a) four term notes payable to a bank, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, requiring no principal payments prior to maturity on January 1, 2003, under which $43,488,744 was outstanding as of March 31, 1999; (b) a revolving credit facility for borrowings of up to $3,500,000 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $3,208,552 was outstanding as of March 31, 1999; (c) a $4,000,000 term note bearing interest at LIBOR plus 3%, payable in quarterly installments of $250,000 through March 31, 2000, with the remainder due June 30, 2000, under which $3,750,000 was outstanding on March 31, 1999; and (d) a revolving bank credit facility for borrowings of up to $5,000,000 until June 30,1999, and $4,000,000 thereafter until expiration on June 30, 2000, under which $4,930,000 was outstanding as of March 31, 1999.

The Company also has (a) a bank note in the amount of $10,000,000 due May 28, 1999 with interest at the bank's prime rate, and (b) a demand bank note due June 30, 1999 for borrowings of up to $2,000,000 bearing interest at the bank's prime rate, under which $2,000,000 was outstanding as of March 31, 1999. The $10,000,000 note was issued to finance the Company's investment in Sarkes Tarzian, Inc. on January 28, 1999, and is expected to be extended or refinanced by the bank under terms similar to the existing note. The $2,000,000 demand note is also expected to be extended or refinanced under terms similar to the existing note.

The Company is a party to two interest rate swap agreements which effectively modify the interest characteristics of $24,000,000 of its outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%. Under the second agreement, $4,000,000 of long-term debt is subject to a fixed rate of 8.66% beginning September 30, 1998 through December 31, 2004, instead of LIBOR plus 3%.


6.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (the "Company"), based in Atlanta, Georgia, sells computer printers and provides service worldwide to distributors, value-added resellers and large volume end users through its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth"). The Company also makes significant investments in sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of, among other businesses, 10 television stations and four daily newspapers; Host Communications, Inc. ("Host"), a sports marketing and association management company; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; Universal Sports America, Inc. ("Universal"), a sports marketing company; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations. The investment in Tarzian was acquired in January 1999.

In addition, the Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions.


PENDING HOST-UNIVERSAL ACQUISITION

On February 15, 1999, the Company entered into an agreement to acquire the stock of Host, Universal and Capital Sports Properties, Inc. ("Capital") not currently owned, directly or indirectly, by the Company, for approximately $95 million, net of cash acquired (the "Host-Universal Acquisition"). Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the Host-Universal Acquisition whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed company. The new holding company, which will be a publicly held company, will be owned by the stockholders of the Company immediately prior to such conversion and the Company and its subsidiaries will become subsidiaries of such holding company. Approximately $37 million of the Host-Universal Acquisition purchase price is expected to be paid to Host, Universal and Capital stockholders in cash and the remainder is expected to be paid in common stock of the new holding company. The Company is currently Host's largest stockholder, owning directly or indirectly approximately 32.5% of Host's outstanding common stock and 51.5% of Host's outstanding preferred stock. The Company's indirect ownership of Host's common stock and Host's preferred stock is owned by Capital, in which the Company owns 51.5% of the outstanding common stock. The Company and Host together are the largest stockholders of Universal, with the Company owning directly approximately 3% of Universal's outstanding capital stock and Host owning approximately 33% of Universal's outstanding capital stock. For their most recent fiscal year ended June 30, 1998, Host and Universal together had revenues of approximately $109 million. This transaction is subject to the terms and conditions of the merger agreement, including approval of the stockholders of Host, Universal, Capital and the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Total revenue for three months ended March 31, 1999, primarily from the printer manufacturing operations of Datasouth, was $7,728,000 compared to $6,616,000 for the same period in 1998. Revenue from printer operations was $7,533,000 for the three months ended March 31, 1999, representing a 14% increase from such revenue for the same period in 1998. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1999 first quarter revenue compared to 1998 was due in part to sales of an airline ticket/boarding pass printer, the marketing rights for which were acquired in September 1998, and an increase in consulting fee income in the first quarter of 1999 compared to 1998. Printer sales to the Company's largest customer were approximately $1.9 million for the first quarter of 1999, compared to approximately $2.0 million for the first quarter of 1998.

Gross profit from printer operations of 28.6% for the first quarter of 1999 increased from the 24.9% realized for the same period in 1998, primarily due to
(a) a different mix of products sold; (b) initial production costs associated with the introduction of a new printer line in 1998; and (c) costs incurred in the first quarter of 1998 by the Company immediately following an acquisition of a printer company, prior to the integration of manufacturing operations into the Company's existing product manufacturing facility in the second quarter of 1998, and (d) some manufacturing overhead efficiencies gained as a result of higher unit volumes in 1999.

A portion of the income from consulting fees for services provided to Gray is deferred and recognized over 40 years as a result of the Company's equity investment position in Gray. As of March 31, 1999, consulting fees of $734,000 were deferred for future revenue recognition. Consulting fee income of $195,000 was recognized in the first quarter of 1999 compared to $2,000 in the same period in 1998, primarily due to fees attributable to Gray's acquisition of a newspaper operation in March 1999. There can be no assurance that the Company will recognize any consulting fees in the future, other than recognition of currently deferred fees.

Operating expenses of $2,480,000 for the three months ended March 31, 1999 represented a 17% increase from the same period in 1998, due primarily to (a) an increase in research and development costs attributable to software development activities for the airline ticket/boarding pass printer, the marketing rights for which were acquired in September 1998; (b) an increase in advertising expense in the first quarter of 1999 compared to the same period in 1998; and
(c) expenses associated with the Company's European sales office established in October 1998. Operating expenses include non-cash goodwill amortization expense of $132,000 for the three months ended March 31, 1999 and $120,000 for the same period in 1998.

Equity in losses of affiliated companies, totaling $470,000 and $270,000 for the three months ended March 31, 1999 and 1998, respectively, included the Company's proportionate share of the earnings or losses of Gray, Host, Capital, and Rawlings, net of goodwill amortization totaling $275,000 and $194,000, respectively.

Interest and dividend income of $226,000 and $287,000 for the three months ended March 31, 1999 and 1998, respectively, was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $1,205,000 and $1,032,000 for the three months ended March 31, 1999 and 1998, respectively, was incurred primarily in connection with bank term loans and notes payable, the proceeds of which were used to finance (a) the Company's investments in Gray, Host, Capital, Universal and Rawlings, and (b) the acquisition of a printer company in January 1998; and, for the three months ended March 31, 1999, (x) the Company's investments in Total Sports in August 1998 and January 1999, and (y) the Company's investment in Tarzian in January 1999.

Nondeductible goodwill amortization reduced the Company's tax benefit for the three month periods ended March 31, 1999 and 1998, resulting in an effective tax rate of 33.0% for the first quarter of 1999 and 28.0% for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $197,000 for the three months ended March 31, 1999, compared to cash used in operating activities of $1,066,000 for the same period in 1998. In the first quarter of 1999, receivables decreased $712,000, due in part to a reduction in the receivable from Gray of $558,000; inventories increased by $290,000 due to an increase in finished goods; and accounts payable and accrued expenses increased $561,000, due in part to accruals of deferred acquisition costs attributable to the Host-Universal Acquisition and an increase in accrued interest. In the first quarter of 1998, receivables decreased by $302,000, whereas inventories increased by $783,000 due to the stocking of raw materials associated with a newly-introduced airline ticket/boarding pass printer.

Cash used in investing activities was $11,739,000 for the three months ended March 31, 1999, compared to $6,973,000 for the same period in 1998. In the first quarter of 1999, the Company acquired shares of Total Sports series C1 preferred stock for $1,000,000 and acquired shares of the outstanding common stock of Tarzian from the estate of Mary Tarzian for $10,000,000. In the first quarter of 1998, the Company acquired shares of Rawlings' common stock for $4,953,000 and acquired a printer company for (a) cash of $1,903,000, net of cash acquired, and
(b) shares of the Company's common stock valued at $2,500,000.

The acquisition of Total Sports series C1 preferred shares increased the Company's investment in Total Sports to 9.0% of Total Sports' total outstanding capital stock. Like the shares of Total Sports series C preferred stock acquired by the Company in August 1998, series C1 preferred shares are convertible into Total Sports common stock. The Company will acquire Host's investment in an additional 8.3% of Total Sports' total outstanding capital stock in connection with the Host-Universal Acquisition.

The acquired Tarzian shares represent 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. On March 1, 1999, the Company executed an option agreement with Gray, whereby Gray has the option until May 31, 1999 to acquire the Tarzian investment from the Company for $10,000,000 plus related costs. Gray has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension. The Company received from Gray warrants to acquire 100,000 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option.

Cash provided by financing activities was $11,587,000 and $8,183,000 for the three months ended March 31, 1999 and 1998, respectively. In the first quarter of 1999, the Company financed its investments in Total Sports and Tarzian with bank debt. In the first quarter of 1998, the Company financed its investments in Rawlings and its acquisition of the printer company with bank debt.

The Company amended its long-term debt agreements in February and March 1999, providing for (a) four term notes payable to a bank, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, requiring no principal payments prior to maturity on January 1, 2003, under which $43,488,744 was outstanding as of March 31, 1999; (b) a revolving credit facility for borrowings of up to $3,500,000 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $3,208,552 was outstanding as of March 31, 1999; (c) a $4,000,000 term note bearing interest at LIBOR plus 3%, payable in quarterly installments of $250,000 through March 31, 2000, with the remainder due June 30, 2000, under which $3,750,000 was outstanding on March 31, 1999; and (d) a revolving bank credit facility for borrowings of up to $5,000,000 until June 30,1999, and $4,000,000 thereafter until expiration on June 30, 2000, under which $4,930,000 was outstanding as of March 31, 1999.

The Company also has (a) a bank note in the amount of $10,000,000 due May 28, 1999 with interest at the bank's prime rate, and (b) a demand bank note due June 30, 1999 for borrowings of up to $2,000,000 bearing interest at the bank's prime rate, under which $2,000,000 was outstanding as of March 31, 1999. The $10,000,000 note was issued in connection with the Company's investment in Tarzian on January 28, 1999, and is expected to be extended or refinanced by the bank under terms similar to the existing note. Likewise, the $2,000,000 demand note is expected to be extended or refinanced under terms similar to the existing note.

The Company is a party to two interest rate swap agreements, effectively modifying the interest characteristics of $24,000,000 of the Company's outstanding long-term debt. The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreements, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. Under the first agreement, $20,000,000 of long-term debt is subject to a one-year forward swap agreement, whereby beginning January 1, 1999 and for the following nine years, the Company will be subject to a fixed rate of 7.83%, instead of LIBOR plus 1.75%. Under the second agreement, $4,000,000 of long-term debt is subject to a fixed rate of 8.66% beginning September 30, 1998 through December 31, 2004, instead of LIBOR plus 3%. In the aggregate, the estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $384,000 as of March 31, 1999.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will be paid in cash for the foreseeable future.

In order to obtain sufficient additional funds to complete the Host-Universal Acquisition (approximately $38.6 million), refinance existing indebtedness of the Company, Host and Universal (approximately $70 million) and provide for the combined companies' cash needs after the Host-Universal Acquisition, the Company expects to enter into a new credit agreement. The credit agreement is expected to provide for total borrowings of up to $120 million and an interest rate based upon either (1) LIBOR plus an applicable margin or (2) an alternate base rate, defined as the higher of the bank's prime rate and the Federal funds rate, plus an applicable margin. The facilities will likely mature and all amounts outstanding thereunder will be due and payable in full within three to five years of the closing date of the credit agreement. The Company expects to collateralize the facilities with all present and future assets of the Company and its subsidiaries, as well as a pledge of the shares in both public and private companies owned by the Company. The Company also expects that the facilities will contain normal and customary debt covenants, such as debt service coverage ratios and minimum net worth requirements.

The Company anticipates that its current working capital, funds available under its revolving credit facilities, quarterly cash dividends on the Gray preferred stock and common stock, anticipated redemption of some amount of Gray preferred stock, anticipated extension fees on the option agreement with Gray and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next twelve months. Any capital required for potential business acquisitions, in addition to the Host-Universal Acquisition, would have to be funded by issuing additional securities or by entering into other financial arrangements.


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

Based on the Company's debt profile at March 31, 1999 and 1998, a 1% increase in market interest rates would increase interest expense and increase the loss before income taxes by $107,000 and $132,000 for the three months ended March 31, 1999 and 1998, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving consideration to the

Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.


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


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company and its affiliates operate, (ii) competitive pressures in the markets in which the Company and its affiliates operate, (iii) the effect of future legislation or regulatory changes on the Company's and its affiliates' operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
                  Exhibit 10.1 - Second Amendment of Amended and Restated Loan Agreement between Bull Run Corporation and NationsBank, N.A. dated as of March 22, 1999
                  Exhibit 10.2 - $675,754 Fourth Term Loan Note dated March 22, 1999
                  Exhibit 10.3 - Third Amendment of Amended and Restated Loan Agreement between Bull Run Corporation and NationsBank, N.A. dated as of March 24, 1999
                  Exhibit  27 - Financial Data Schedule (for SEC use only)

(b)       Reports on Form 8-K
                  Form 8-K dated January 28, 1999 filed to report the Company's investment in the common stock of Sarkes Tarzian, Inc.
                  Form 8-K dated February 15, 1999 filed to report the Company's agreement to acquire the stock of Host Communications,
                       Inc., Universal Sports America, Inc. and Capital Sports Properties, Inc. not currently owned by the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BULL RUN CORPORATION




Date:  May 12, 1999                 By: /s/ FREDERICK J. ERICKSON
                                        ---------------------------------------
                                        Frederick J. Erickson
                                        Vice President-Finance, Treasurer
                                        and Assistant Secretary