Form 10KT405
period 1999-06-30
BULL RUN CORP
filed 1999-11-12
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from JANUARY 1, 1999 TO JUNE 30, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 31, 1999 was $48,470,073 based on the closing price thereof on The Nasdaq Stock Market.

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of October 31, 1999, was 22,516,267.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                              BULL RUN CORPORATION

                                 FORM 10-K INDEX

                                     PART I

                                                                           PAGE

ITEM 1.  Business..........................................................   3
ITEM 2.  Properties........................................................  15
ITEM 3.  Legal Proceedings.................................................  15
ITEM 4.  Submission of Matters to a Vote of Security Holders...............  16


                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters......................................................  17
ITEM 6.  Selected Financial Data...........................................  17
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................  19
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk........  29
ITEM 8.  Financial Statements and Supplementary Data.......................  30
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................  52


                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant................  52
ITEM 11. Executive Compensation............................................  53
ITEM 12. Security Ownership of Certain Beneficial Owners and Management....  55
ITEM 13. Certain Relationships and Related Transactions....................  57


                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  59


         Signatures........................................................  63

                                     PART I

ITEM 1. BUSINESS

                        BUSINESS OF BULL RUN CORPORATION

GENERAL

     Bull Run Corporation (the "Company"), a Georgia corporation, was originally incorporated in 1983 under the laws of the State of Washington. Effective June 30, 1999, the Company changed its fiscal year end from December 31 to June 30.

     The Company owns, directly and indirectly, approximately 32.5% of the outstanding common stock and approximately 51.5% of the outstanding preferred stock of Host Communications, Inc. ("HCI"). The Company's indirect ownership in HCI common stock and preferred stock is owned by Capital Sports Properties, Inc. ("CSP"), a holding company in which the Company owns 51.5% of the outstanding common stock, representing 48.5% of the voting power. Based in Lexington, Kentucky, HCI is a sports marketing and association management company and is the primary marketer for the National Collegiate Athletic Association ("NCAA") and has significant printing, publishing, broadcast and Internet operating divisions. See "Business of Host Communications, Inc." for more detailed information concerning HCI.

     The Company owns approximately 3% of the outstanding capital stock of Universal Sports America, Inc. ("USA"). Based in Dallas, Texas, USA is a sports marketing company that specializes in developing integrated marketing programs and events on the professional, collegiate and high school level. See "Business of Universal Sports America, Inc." for more detailed information concerning USA.

     The Company previously announced, and its shareholders have approved, the acquisition of the remaining common and preferred shares of HCI, CSP and USA it does not own. The Company is currently negotiating with its bank lenders with respect to a new credit agreement in order to obtain the funds necessary to consummate the proposed acquisition of HCI, CSP and USA. The Company is also negotiating with HCI and USA with respect to an amendment to the merger agreement relating to the acquisition of HCI, CSP and USA. Under the terms of the amendment being negotiated, it is expected that the shareholders of HCI, CSP and USA would receive for their securities in such companies, a combination of cash (in the aggregate amount of approximately $54.2 million), the Company's common stock ("Common Stock") (approximately 11,327,000 shares in the aggregate, plus options to purchase approximately 3,158,000 shares), and the Company's subordinated promissory notes (in the aggregate amount of approximately $18.7 million), bearing interest at a rate of approximately eight per cent per annum and maturing three years after the date of issuance. If the Company, HCI, CSP and USA enter into such an amendment, it will be subject to the approval of HCI's, CSP's and USA's shareholders. Subject to the execution of a new credit agreement and the execution and approval of an amendment to the merger agreement, the acquisition is expected to close during the quarter ending December 31, 1999.

     Datasouth Computer Corporation ("Datasouth"), a wholly owned subsidiary of the Company since 1994 located in Charlotte, North Carolina, designs, manufactures and markets heavy-duty dot matrix and thermal printers for vertical markets including transportation, distribution, manufacturing and health care. Datasouth sells its products worldwide through distributors and value-added resellers, and directly to large volume major accounts.

     The Company, through Datasouth, currently owns approximately 13.2% of the total outstanding common stock (representing approximately 26.2% of the voting power) of Gray Communications Systems, Inc. ("Gray"). The Company's equity ownership and voting power was diluted from 16.9% and 27.5%, respectively, on October 1, 1999 in connection with the issuance by Gray of class B common stock as part of the consideration paid in Gray's acquisition of three television stations. The Company also owns shares of series A and series B preferred stock of Gray and warrants to purchase additional shares of Gray's common stock. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal stockholders and/or executive officers, currently own approximately an additional 11.0% of Gray's common stock (representing approximately an additional 20.8% of the voting power in Gray).

     Gray is a communications company headquartered in Atlanta, Georgia, which currently operates:

     (a) three NBC-affiliated television stations -- WEAU-TV in Eau Claire-La Crosse, Wisconsin, which was acquired during 1998; WJHG-TV in Panama City, Florida; and WITN-TV, in the Greenville-Washington-New Bern, North Carolina market;

     (b) ten CBS-affiliated television stations -- WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; WRDW-TV in Augusta, Georgia; two stations acquired during 1998, KOLN-TV in Lincoln, Nebraska and KGIN-TV in Grand Island, Nebraska; and three stations acquired on October 1, 1999, KWTX-TV in Waco, Texas; KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas; and KXII-TV serving the Sherman, Texas / Ada, Oklahoma market.

     (c) four daily newspapers, The Albany Herald in Albany, Georgia; The Rockdale Citizen in Conyers, Georgia; The Gwinnett Daily Post in Lawrenceville, Georgia; and The Goshen News in Goshen, Indiana, acquired in March 1999;

     (d) an advertising weekly shopper in southwest Georgia;

     (e) Lynqx Communications, a satellite transmission and production services business based in the southeastern United States; and

     (f) PortaPhone Paging, a communications and paging business in the Southeast.

     J. Mack Robinson, the Company's Chairman of the Board, Hilton H. Howell, Jr., the Company's Vice President, Secretary and a director, and Robert S. Prather, Jr., the Company's President and Chief Executive Officer and a director, are members of Gray's board of directors. Mr. Robinson is President and the Chief Executive Officer of Gray, and Mr. Prather is Executive Vice President of Gray.

     In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings Sporting Goods Company, Inc. ("Rawlings"). Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for 20 consecutive trading days during the four-year term. In addition, under the terms of the agreement, from November 1997 through January 1998, the Company purchased shares of Rawlings' common stock in the open market, and such shares currently represent 10.5% of Rawlings' outstanding common stock. Simultaneously with the execution of the Investment Purchase Agreement, Rawlings and HCI entered into a five year strategic marketing alliance, under which HCI and Rawlings agreed jointly to market and sell Rawlings' products primarily through corporate promotions, local events and international programs. The Company and Rawlings are parties to a standstill agreement, which restricts the Company from acquiring additional shares of Rawlings' common stock or participating in corporate events relating to Rawlings, including proxy contests and tender offers, subject to specified exceptions. Rawlings, headquartered near St. Louis, Missouri is a supplier of team sports equipment in North America, and operates eight manufacturing facilities throughout the United States, Canada and Latin America, as well as distribution centers in the United States and Canada.

     In August 1998, the Company acquired series C preferred stock of Total Sports, Inc. ("TSI"). On January 15, 1999, the Company purchased additional shares of TSI series C1 preferred stock. The Company currently owns approximately 7.6% of TSI's total outstanding capital stock. Each share of TSI preferred stock owned by the Company is convertible into one share of TSI common stock. HCI currently owns 7.0% of the capital stock of TSI, which the Company will acquire upon closing the acquisition of HCI. HCI's investment in TSI is in the form of common stock. Based in Raleigh, North Carolina, TSI is a sports content Internet company, which owns and adds daily to its proprietary sports content on its web site; powers America Online's Internet portal destination for sports news; publishes, among other print and electronic publications, "Total Baseball," Total Football" and "Total Hockey," the official encyclopedias of Major League Baseball, the National Football League and the National Hockey League; and, in partnership with Associated Press, publishes the sports section of The Wall Street Journal Interactive Edition. In conjunction with HCI and the NCAA, TSI "TotalCasts" (real-time event coverage) on the Internet many college sporting events including the "Final Four" college basketball championship tournament, in addition to its TotalCast coverage of Major League Baseball games.

     In January 1999, the Company acquired approximately 34% of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian"), which owns and operates two television stations and four radio stations: WRCB-TV in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. In March 1999, the Company executed an option agreement with Gray, whereby Gray was granted an option to purchase the Company's investment in Tarzian for an amount equal to the Company's purchase price for the Tarzian investment, plus related costs. In connection with the option agreement, Gray granted to the Company warrants to purchase additional shares of Gray's class B common stock.

     As of June 30, 1999, Datasouth represented approximately 19% of the Company's total assets; investments in Gray represented approximately 43% of the Company's total assets; investments in HCI, Capital and USA, collectively, represented approximately 13% of the Company's total assets; the investment in Rawlings represented approximately 12% of the Company's total assets; the investment in TSI represented approximately 3% of the Company's total assets; and the investment in Tarzian represented approximately 9% of the Company's total assets.

PRINCIPAL PRODUCTS AND MARKETS

     The Company, through Datasouth, designs, manufactures and markets heavy-duty dot matrix and thermal printers for industrial applications, generally selling under the "Datasouth" name. It has historically targeted the heavy-duty, multipart forms segment of the serial matrix impact printer market in industries such as transportation/travel, healthcare and manufacturing/distribution. Recently, the Company has been involved in the industrial thermal printer market through the development and acquisition of Automated Ticket/Boarding Pass ("ATB") printers for the travel industry, as well as through the acquisition of portable and desktop thermal barcode label printer product lines. The printer business is not seasonal to any significant degree. However, short term revenue trends fluctuate due to variable ordering patterns of large customers.

     The Company's impact printers compete in the medium and high speed (i.e., 300 to 600 characters per second) serial impact dot matrix printer markets. Datasouth's dot matrix products distinguish themselves from many lower priced printers in their ability to print forms and reports as thick as nine parts and to withstand rugged duty cycles. These printers are used primarily for forms such as invoices, purchase orders, bills of lading, customs documents, insurance documents, travel documents and patient admission forms. Datasouth currently manufactures two dot matrix product families: Documax and the XL line. A third line, Performax, was discontinued in 1997. Documax, a heavy-duty dot matrix printer designed to provide maximum forms printing capabilities in a minimum amount of space, is a narrow carriage printer intended for printing on demand industry specific documents such as hotel bills, patient admissions/discharge forms, airline tickets, packing slips and invoices. A multipath printer for multipart forms, Documax offers a dual-tractor feature which allows the operator to switch automatically from one form to another. The original Documax versions print at speeds up to 333 characters per second and generate bar codes, OCR and industrial graphics as well. The Company also has a 600 cps version of Documax. "Documax" is a registered trademark of Datasouth. The XL line is a family of medium speed wide carriage serial impact dot matrix printers, which operate at speeds ranging from 300 to 400 characters per second.

     The Company also has provided a line of portable and desktop thermal printers for several years, including the 4-inch wide portable "FreeLiner" and the desktop version "FreeLiner DT," both of which take advantage of "liner-free" label adaptations. "Liner-free" labels have no silicone coated liner, offering several advantages over conventional liner-backed labels, including more printable labels per roll, superior print image and durability, and elimination of label liner waste, resulting in lower cost of use and greater efficiency. The Company has filed a trademark application for "FreeLiner." In January 1998, Datasouth acquired the CodeWriter product line of direct thermal and thermal transfer desktop and portable bar code label printers. CodeWriter's product line includes the 4500 Series of 4.25" print width desktop thermal/thermal transfer barcode printers and a 4.1" print width portable thermal/thermal transfer barcode printer. "CodeWriter" is a registered trademark of the Company.

     The Company was awarded a contract by The Sabre Group, Inc. ("Sabre") in February 1997 to develop and manufacture a new ATB airline ticket printer. In December 1997, the Company began shipping the resulting product, "Journey," for which the Company has filed a trademark application. This printer, which uses direct thermal printing technology, was designed to be compact, easy to use and durable with features such as an easily accessible jam-free paper path and a simpler method to load ticket stock. The "Journey II" version of the printer which adds features such as a second bin for invoice and receipt printing, was introduced in June 1999. In September 1998, the Company purchased marketing rights for the Sigma-Data 7200 high speed ATB printer. The SD7200 product line prints up to 24 coupons per minute and allows for either direct thermal or thermal transfer printing.

COMPETITION

     The computer printer industry is very competitive and some of the Company's competitors have greater financial and other resources. As the printer market continues to segment by speed, application and technology, the Company believes its dot matrix products to be competitive in the medium and high speed serial impact dot matrix printer markets for applications requiring high performance output of text, graphics and bar codes, and believes its thermal printer products to be competitive in the portable and desktop thermal printer markets and in the airline ticket printer market. The Company believes that its products do not generally compete in "mass market" dot matrix and thermal printer applications. the Company's products are intended for use in industrial markets often avoided by large foreign and domestic printer manufacturers, which may not deem these markets large enough to pursue.

MANUFACTURING AND QUALITY CONTROL

     The Company believes that its printer manufacturing capabilities provide a strategic advantage over most competitors. Focusing on customer response time and high quality customer service, the Company's goal is to provide quick, on-time product delivery while maintaining low finished goods inventories. Product configurations are scheduled daily based on customer orders. Raw materials and manufactured assemblies, including circuit boards assembled by the Company, are transferred to work-in-process as materials and assemblies are consumed in the manufacturing process, thereby eliminating unnecessary inventories and scheduling. After configuration, the units are burned-in and are available for shipment within 24 hours. As a result, the product mix can be altered within hours, allowing the Company to deliver its products more quickly than many of its competitors.

     The Company assembles products in accordance with the Company's designs and specifications. The Company utilizes components and sub-assemblies procured from outside suppliers, some of which produce parts from tooling designed and owned by the Company. Most of the materials, components and subassemblies are available from a variety of sources and are generally not subject to significant price volatility. Although the Company has not experienced any significant problems in obtaining materials, components or subassemblies, future shortages could result in production delays, which would adversely affect its business.

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

WARRANTY AND SERVICE

     The Company warrants its printers against defects in workmanship generally for one year, in addition to providing in-house depot repair service. Distributors and national third party service organizations provide on-site repair under service contracts. The Company has a technical support staff accessible to all customers through a toll-free telephone number, as well as through Datasouth's Internet web site.

     The Company's warranty expense has ranged from approximately .4% to .6% of revenue from printer operations since 1996. Total warranty expense was $49,000 for the six months ended June 30, 1999, and $133,000, $124,000 and $104,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

SALES AND DISTRIBUTION

     Printers, parts, accessories and consumables are sold through an international network of approximately 60 independent distributors and directly to large volume major accounts, which consist of end-users and original equipment manufacturers. Distributors typically operate in nonexclusive territories on a local, regional, national or international basis. The distributors carry complementary lines of computers and peripheral products and may carry products competitive with the Company's products. The distributors sell principally to large industrial companies, hospitals, banks, government agencies, educational institutions, airlines, rental car companies and travel agencies. Of the total revenue from printer operations, 34% represented finished product sales to distributors and 41% represented finished product sales to major accounts for the six months ended June 30, 1999, compared to 26% to distributors and 50% to major accounts for the year ended December 31, 1998, and 28% to distributors and 48% to major accounts for the year ended December 31, 1997.

     The Company supplies Documax and Journey printers to Sabre under contracts that are cancelable at any time by Sabre. Moreover, Sabre is under no contractual obligation to purchase any minimum number of printers from Datasouth during the term of the contracts. Sales to Sabre were approximately $2,800,000 for the six months ended June 30, 1999, $9,200,000 for the year ended December 31, 1998, $7,200,000 in 1997 and $7,200,000 in

1996, representing 21%, 31%, 33% and 30% of the Company's revenue from printer operations, respectively.

     As the travel market embraces a number of new technologies, such as Internet reservation booking and electronic ticketing, the Company believes that travel agencies and airlines will require more cost-effective equipment, such as its Journey and SD7200 ATB printer products. The addition of the SD7200 product line in 1998 strategically expanded the Company's ATB product line to offer a wide range of ticket printing solutions for airlines, customer reservation systems and remote locations, such as corporate offices and hotels/motels.

     In 1998, the Company established a sales office and distribution point in the United Kingdom following the acquisition of a sales organization that primarily sold the Documax and SD7200 printers to airlines and customer reservation systems in Europe, Asia and Africa. The Company intends to expand its sales to customers in these areas of the world and continue to pursue new major account business in the future, while maintaining and strengthening relationships with distributors. Sales to foreign customers, located principally in Western Europe and South America, totaled $2,939,000 for the six months ended June 30, 1999, $2,823,000 in 1998, $2,497,000 in 1997, and $2,954,000 in 1996.

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

     As of June 30, 1999, the Company had unfilled cancelable purchase orders with an aggregate selling price of approximately $1,806,000, compared with $1,603,000 and $1,724,000 as of December 31, 1998 and 1997, respectively.

ADVERTISING AND PROMOTION

     The Company participates in numerous regional, national and international trade shows and actively promotes its products through direct mail, telemarketing and cooperative advertising arrangements with distributors. It also advertises its products in publications serving the industrial markets targeted by its products. Advertising costs were approximately $143,000 for the six months ended June 30, 1999, and $271,000, $130,000 and $227,000 for the
years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

     The Company employs approximately 25 engineers, technicians and support personnel to engage in basic and applied research. In 1999, the Company's engineering team completed the design of the Journey II product and the "TP2000," a new generation teleprinter replacement for particularly the telecommunications industry. In the year ending June 30, 2000, the Company's primary product development focus will be on expanding the current product lines with complementary products. In addition, engineering efforts are focused on enhancement of existing products to expand market penetration and customization of existing products to meet special printing applications for specific customer needs. Research and development expense was $1,335,000 for the six months ended June 30, 1999, and $2,323,000, $2,418,000 and $1,568,000 in 1998, 1997 and 1996,
respectively.

     Although the Company holds certain trademarks, patents and related contracts, none is considered to be material to its business.

EMPLOYEES

     As of June 30, 1999, the Company had 139 full-time employees, of which 122 were located at Datasouth's administrative and manufacturing facility in Charlotte, North Carolina. No employees are subject to collective bargaining agreements, and there have been no work stoppages due to labor difficulties.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive officers of the Company:

     J. Mack Robinson, age 76, has been Chairman of the Board since 1994 and a director since 1992. He has been Chairman of the Board and President of Delta Life Insurance Company since 1958, President of Atlantic American Corporation from 1988 to 1995, and Chairman of the Board of Atlantic American since 1974. Mr. Robinson has also been President and Chief Executive Officer of Gray since 1996, and is a director of Gray.

     Robert S. Prather, Jr., age 55, has been President, Chief Executive Officer and a director since 1992. He has been Executive Vice President of Gray since 1996 and a director of Gray since 1993. Mr. Prather is also a director of Rawlings, TSI and The Morgan Group, Inc.

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

     Frederick J. Erickson, age 41, has been Vice President - Finance, Treasurer and Chief Financial Officer since 1994. He has been Executive Vice President - Finance & Administration of Datasouth since 1997 and Vice President - Finance & Administration from 1993 to 1997.

     Set forth below is certain information concerning HCI and USA. See also "General" above in this Item 1.

                      BUSINESS OF HOST COMMUNICATIONS, INC.

GENERAL

     HCI provides specialized marketing and management services to corporate clients focusing primarily on sports-related affinity groups. HCI also provides professional marketing and other management services to the NCAA and other groups and associations such as the National Tour Association, which is a premier package travel association, Quest (the J.D. Edwards user group association) and the International Spa and Fitness Association. Among other things, HCI's responsibilities under these relationships may include the sale of "official sponsorship" rights to corporations, advertising space in game-day or other programs and advertising in television and radio broadcasts of games. HCI also produces a broad array of electronic and print media through their broadcasting, printing and publishing divisions and maintains minority investments in service companies which provide marketing and production support to their corporate clients and associations.

     HCI identifies and reaches consumer segments with attractive demographic characteristics and designs and implements marketing programs and sports-based events to target these specific affinity groups. HCI's corporate clients include large corporations with significant sales and marketing budgets that are facing competitive pressure to retain or expand market share. HCI has provided marketing services to numerous corporate clients, including American Express, Compaq, Gillette, General Motors, GTE, Hershey, Nabisco, Pepsi and Sears. HCI derives revenue primarily from the sale of advertising and sponsorship rights and other sources, including management fees and merchandise sales.

NCAA MARKETING SERVICES

     A significant portion of HCI's revenue is derived from its relationship with the NCAA. In 1999 and 1998, approximately 46% of HCI's net revenues arose from sub-licensing NCAA corporate sponsor rights to corporations. HCI designed and implemented and has primary responsibility for administering the NCAA's corporate partner program pursuant to which HCI provides marketing services for the NCAA, including the exclusive licensing of the NCAA logo. Only 20 corporations are permitted to participate in the program each year, which enhances the marketing position and brand recognition for the corporations admitted to the program. Pursuant to its relationship with the NCAA, HCI pays a set fee and shares 70% of revenues in excess of benchmark revenue to the NCAA in exchange for the right to market and sell "official corporate partnerships" of the NCAA and sponsorships and advertising for many NCAA events including the men's and women's Final Four basketball championships, the College World Series, NCAA websites and radio shows for the foregoing championships, printed programs and other specialty publications. In addition, HCI also administers radio network broadcasts of the Final Four, the College World Series and "Game of the Week" NCAA football and basketball games in association with CBS Radio/Westwood One.

     A substantial portion of HCI's accounts receivable is also derived from its relationship with the NCAA. As of June 30, 1999 and 1998, accounts receivables relating to NCAA corporate sponsors constituted approximately 52% and 35%, respectively, of HCI's total billed accounts receivable.

     HCI's current agreement with the NCAA is scheduled to expire on August 31, 2002.

PUBLISHING, PRINTING, ELECTRONIC MEDIA AND INTERNET

     HCI produces more than 600 sports related publications annually for a variety of clients including the NCAA, college athletic conferences, universities, the Basketball Hall of Fame and other sports related entities. HCI's publications range from magazines with hundreds of pages to two-sided schedule cards. Publications include game programs, media guides, posters and marketing brochures, including programs for 21 NCAA championships such as the men's and women's Final Four, the College World Series, conference championships and college football bowl games. HCI also provides high-quality printing services for corporations and not-for-profit organizations nationwide as well as to universities, conferences and other associations that HCI represents. Printing projects for HCI's clientele include directories, annual reports, brochures, posters, programs and catalogs.

     HCI produces television programs, videos, radio broadcasts, commercial audio and Internet related services in the Electronic Media Division. The Mainstreet Productions Division has digital recording studios in Lexington, Kentucky capable of handling network quality soundtracks for radio, television and multi-image presentations. HCI contracts with advertising agencies, marketing experts and independent producers as well as using these services to support other HCI marketing divisions. The Host Broadcast Center creates, produces, syndicates and distributes large and small radio networks nationwide and across the Internet.

     The HCI Internet group has been developing college sports Internet sites since 1995 in partnership with TSI. The companies administer the daily web site responsibilities for contracts that HCI and USA have negotiated with the NCAA and its corporate partners. More than 400 sporting events have been broadcast over the Internet in the past two years, creating a leading on-line college sports network which include on-line sites for Duke

University, the University of Michigan, the U.S. Naval Academy, the University of Tennessee and the Southeastern Conference.

     HCI and USA have collaborated with the NCAA on www.finalfour.net, the official site for the NCAA Division I Men's and Women's Basketball Championships. Over the three weeks of the 1999 tournament, www.finalfour.net attracted 154 million hits and 82 million page views, substantially increasing from 34 million total hits registered during the 1997 tournament, the year the site was created. Additionally, HCI , USA and the NCAA have collaborated on the official NCAA College World Series web site, which registered 31 million hits and 17 million page views during the 1998 tournament.

MANAGEMENT SERVICES

     HCI provides management services to a number of associations including the National Tour Association, Quest (the JD Edwards users group), the International Spa and Fitness Association, and the Tour and Travel Research Association. HCI administers marketing, publishing, government lobbying, business, education, events management and membership growth of these associations.

MINORITY INVESTMENTS

     HCI currently has minority investment interests of approximately 7% of TSI and 42.5% of Corporate Marketing Associates, a corporate marketing and promotion agency.

CLIENTS

     HCI provides sponsorship opportunities to a variety of corporate clients ranging from consumer products companies to financial services companies and currently has sponsorship contracts with some of the largest companies in the United States. Corporate sponsorship contracts have historically been three years in length. HCI has recently signed several sponsors to five-year contracts and intends to continue to seek longer-term sponsorship agreements.

SALES AND MARKETING

     HCI employs a full-time national sales and marketing staff, and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote HCI's expertise and range of services. HCI solicits prospective clients through its managers responsible for business development and through personal contacts by members of HCI's senior management. When a new account is established, HCI immediately assigns a sales executive to the client to ensure that the client's needs are met and to seek out further opportunities to expand the relationship. Generally, account managers are assigned several different clients.

COMPETITION

     As a provider of marketing services, HCI competes with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very competitive and highly fragmented. HCI believes that certain of its competitors have capabilities and resources comparable to and in several respects greater than those of HCI. HCI's success will depend on its ability to create unique value-added marketing opportunities that attract corporate sponsorship.

EMPLOYEES

     HCI has approximately 275 employees. HCI is not a party to any collective bargaining agreements and believes good relations exist with its employees.

                   BUSINESS OF UNIVERSAL SPORTS AMERICA, INC.

GENERAL

     USA is a leading provider of specialized marketing and management services to corporate clients focusing primarily on sports-related affinity groups. USA also produces and manages grass roots participatory sporting events and provides professional marketing and other management services to university athletic departments, athletic conferences and high school associations.

     USA identifies and reaches consumer segments with attractive demographic characteristics and designs and implements marketing programs and sports-based events to target these specific affinity groups. USA's corporate clients include large corporations with significant sales and marketing budgets that are facing competitive pressure to retain or expand market share. USA has provided marketing services to numerous corporate clients, including AT&T, Coca-Cola, Exxon, Gatorade, McDonald's, Nike, Procter & Gamble, Southwest Airlines and Toyota. USA derives revenue primarily from the sale of advertising and sponsorship rights, participant entry fees and other sources, including management fees and merchandise sales.

     USA has created unique marketing distribution channels that enable corporate clients to target and reach sports-related affinity groups on a national and international basis. Events produced and managed by USA include Hoop-It-Up 3-on-3 basketball tournaments, NFL Air-It-Out 4-on-4 football tournaments, NHL Breakout 5-on-5 in-line street hockey tournaments, Golf Skills Challenge tournaments and Spike-It-Up volleyball tournaments. USA has formed strategic alliances with the National Basketball Association, the National Football League, the National Hockey League and Major League Baseball to manage events promoting their respective sports. In addition, USA provides marketing services to universities, colleges, athletic conferences and high school associations, including Florida State University, the University of Tennessee, the University of Texas, the University of Kentucky, the Big 12 Conference and the Southeastern Conference. USA's responsibilities under these relationships may include the sale of "official sponsorship" rights to corporations, advertising space in game-day or other programs, advertising in television and radio broadcasts of games, arena signage rights, advertising during "coaches' shows," coaches' endorsements and pay-per-view telecasts.

GRASS ROOTS SPORTING EVENTS

     USA produces and manages large participatory sporting events throughout the United States and internationally. The events are offered on a seasonal touring basis and generally occur in a different city every weekend. Prior to the event, promotional materials and entry forms are disseminated throughout the market and mailed to participants in USA's data base. Participants in the event form teams and pay entry fees to participate. The events generally last two days and are managed by USA's personnel who are assisted by independent contractors and local volunteers. Revenues are derived primarily form national sponsorship contracts with major corporations, local sponsorship contracts with regionally focused companies and, to a lesser extent, event registration fees, management fees and merchandise sales. The following table summarizes USA's principal events in 1999:

                                         APPROXIMATE
                                       NUMBER OF PAID
EVENT                                    DESCRIPTION                     PARTICIPANTS
-----                                  --------------                    ------------
Hoop-It-Up               59 3-on-3 basketball tournaments
                         in 47 U.S. cities, 6 Canadian cities
                         and 4 Mexican cities                               164,800

USA International        17 NBA sponsored basketball events
                         in 7 foreign countries                              36,332

NFL Air-It-Out           22 NFL sponsored 4-on-4 football
                         tournaments in 20 U.S. cities                       52,415

NHL Breakout             25 NHL sponsored in-line street hockey
                         tournaments in 21 U.S. cities and
                         4 Canadian cities                                   17,010

Golf Skills Challenge    25 golf skills tournaments in 24 U.S. cities        15,242

MLBI Fan Fest            6 MLBI sponsored baseball fan festivals
                         in 4 foreign countries                              68,000

Yard Ball                15 MLB sponsored whiffle ball tournaments
                         In 15 U.S. cities                                    6,263

COLLEGIATE MARKETING SERVICES

     USA also provides sports marketing services for several NCAA Division I universities. USA's rights and responsibilities vary by contract but may include the production of television and radio broadcasts of certain athletic events and coaches' shows, the sale of "official sponsor" rights to corporations, advertising space in game-day or other programs and advertising during television and radio broadcasts. Often times, USA secures broadcast, publication and advertising sales services from HCI relative to these contracts. A significant number of the agreements between USA and the universities require USA to guarantee the university a rights fee for the right to provide marketing and production services. Most of the agreements involve a sharing of revenues between USA and the university. The agreements are typically three to five years in length. Set forth below is a list of the NCAA Division I universities to which Universal provided sports marketing or publication services in fiscal 1999:

     University of Notre Dame                   University of Texas
     Florida State University                   University of Tennessee
     University of Kentucky                     Mississippi State University
     Southern Methodist University              St. John's University
     Texas Tech University                      University of South Carolina
     Cornell University                         San Jose State University
     Seton Hall University                      University of Georgia
     Boston College

     USA also has contracts with four athletic conferences: the Southeastern Conference, the Big 12 Conference, the Western Athletic Conference and Metro Atlantic Athletic Conference, as well as with the Historically Black Collegiate Coalition, which oversees the nationally televised Heritage Bowl and Bayou Classic. USA's activities under these contracts include the management of marketing services for conference championship games, the production of gameday programs for championship games, and the granting of certain broadcasting, logo, product sampling and "official sponsor" rights. Often times, USA secures broadcast and publication services from HCI. Many of these contracts require USA to pay the conference a rights fee for the right to provide marketing and production services.

OTHER EVENT MANAGEMENT

     USA produces and manages a number of events for professional athletic leagues such as the NFL Experience "On Tour" which is the National Football League's interactive theme park, NFL Lineman Challenge which is a made for television, National Football League Lineman skills event, Major League Baseball's "Yard Ball" which is a four on four touring baseball competition, the National Hockey League's "Cup Crazy" promotion which consists of interactive hockey events during the NHL Stanley Cup Playoffs and Major League Baseball's International FanFest which was produced in six foreign countries. USA also produces and manages events for corporate clients. These events have included the NCAA Football Campus Tour, which consist of NCAA Football interactive events; G.A.M.E., which is a multi-sport interactive program for middle school students for Champion Paper; the Southwestern Bell Football Fan Festival, which is a SBC interactive football event; ESPN Zone grand openings, which are multi-sport interactive events; and Ocean Spray/Final Four promotions, which consist of basketball interactive and sampling programs at the NCAA Final Four Tournament. In addition, USA markets a number of annual collegiate events including major football rivalry games such as the Red River Shootout between the University of Texas and the University of Oklahoma and the Lone Star Showdown between the University of Texas and Texas A & M University. USA also markets the Texas high school championship events such as the Texas Bowl high school football championship. In connection with these events, USA typically receives either a predetermined management fee or shares in event revenues or profits.

CLIENTS

     USA provides sponsorship opportunities to a variety of corporate clients ranging from consumer products companies to financial services companies and currently has sponsorship contracts with some of the largest companies in the United States and abroad. Corporate sponsorship contracts have historically been three years in length. USA intends to continue to seek longer-term sponsorship agreements.

SALES AND MARKETING

     USA employs a full-time national sales and marketing staff, and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote USA's expertise and range of services. USA solicits prospective clients through its managers responsible for business development and through personal contacts by members of USA's senior management. When a new account is established, USA immediately assigns a sales executive to the client to ensure that the client's needs are met and to seek out further opportunities to expand the relationship. Generally, account managers are assigned several different clients, which may be comprised of a number of businesses or divisions, departments or groups within the same business. In addition, the personnel that staff USA offices on university campuses and at athletic conference locations are responsible for soliciting local sponsors and advertisers.

COMPETITION

     As a provider of marketing services, USA competes with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very competitive and highly fragmented. USA believes that certain of its competitors have capabilities and resources comparable to and in several respects greater than those of USA.

USA's success will depend on its ability to create unique value-added marketing opportunities that attract corporate sponsorship.

EMPLOYEES

     USA has approximately 230 employees. USA is not a party to any collective bargaining agreements and believes good relations exist with its employees.


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

     HCI owns six acres of land and a building with approximately 25,000 square feet of production, office and storage space in Lexington, Kentucky for HCI's Printing and Publishing Divisions. HCI also has approximately 50,500 square feet of office space under three leases in Lexington expiring beginning in June 2002; and approximately 41,500 square feet of office space for HCI and USA under lease in Dallas, Texas through December 2005.

     USA currently has approximately 30,000 square feet of office space under lease in Dallas, Texas through December 1999, at which time the lease will be terminated and employees relocated to the Dallas office space discussed above. USA also has approximately 34,000 square feet of warehouse space under lease in Dallas, Texas through November 2001 and approximately 4,500 square feet of office space under lease in Rutherford, New Jersey through July 2002. USA also has small regional and local field offices primarily located close to the universities and conferences with which it has contracts.


ITEM 3. LEGAL PROCEEDINGS

     On February 12, 1999, Sarkes Tarzian, Inc. ("Tarzian"), an Indiana corporation, filed a complaint in the United States District Court for the Southern District of Indiana against the Company and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate"). On May 3, 1999, the action was dismissed without prejudice against the Company, leaving the Estate as the sole defendant. The suit involves the Company's acquisition of 301,119 shares of Tarzian common stock, $4.00 par value, from the Estate for $10 million on January 28, 1999. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to the Company's purchase of such shares, and requests judgment providing that the contract be enforced. The Company contends that a binding contract between Tarzian and the Estate did not exist prior to the Company's purchase of the Tarzian shares from the Estate. The Company does not believe that a judgment in favor of Tarzian in this litigation would materially adversely affect the Company, since the Company's purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the shares to a person or entity other than the

Company, the purchase agreement will be rescinded and the Estate will be required to pay the Company the full $10 million purchase price, plus interest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders during the quarter ended June 30, 1999.

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

                                          HIGH      LOW
                                          ----      ---
     YEAR ENDED DECEMBER 31, 1997

     First Quarter                       $ 3.06   $ 2.00
     Second Quarter                        2.75     2.13
     Third Quarter                         2.84     2.25
     Fourth Quarter                        3.84     2.56

     YEAR ENDED DECEMBER 31, 1998

     First Quarter                       $ 4.25   $ 2.88
     Second Quarter                        5.13     3.63
     Third Quarter                         5.00     3.44
     Fourth Quarter                        3.81     2.88

     SIX MONTHS ENDED JUNE 30, 1999

     First Quarter                       $ 5.50   $ 3.25
     Second Quarter                        4.63     3.50


HOLDERS

     As of October 31, 1999, there were 2,512 holders of record of Common Stock.

DIVIDENDS

     Since its inception, the Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Company's Board of Directors to retain all earnings to finance the development and growth of the Company's business. The Company's future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant circumstances existing at that time. The Company's bank credit agreement also contains restrictions on the Company's ability to declare and pay dividends on the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as "Management's Discussion and Analysis." The selected consolidated financial data as of and for the six months ended June 30, 1999, and for each of the years in the five-year period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the six months ended June 30, 1998 are derived from unaudited condensed consolidated financial statements of the Company.

                             SELECTED FINANCIAL DATA
           (Dollars and shares in thousands, except per share amounts)

                                             SIX MONTHS ENDED
                                                  JUNE 30,                            YEARS ENDED DECEMBER 31,
OPERATING RESULTS:                           1999         1998           1998         1997         1996         1995         1994
                                                      (Unaudited)

Revenue from printer operations            $ 13,636     $ 14,157       $ 29,848     $ 21,639     $ 23,810     $ 26,432     $  2,751
Cost of goods sold                          (10,010)     (10,636)       (22,103)     (15,967)     (17,170)     (18,649)      (1,853)
                                           --------     --------       --------     --------     --------     --------     --------
    Gross profit                              3,626        3,521          7,745        5,672        6,640        7,783          898
Other operating revenue                         609          652          1,618          681          844          721          323
Operating expenses                           (4,656)      (4,268)        (8,593)      (6,852)      (6,255)      (6,764)      (1,174)
                                           --------     --------       --------     --------     --------     --------     --------
    Income (loss) from operations              (421)         (95)           770         (499)       1,229        1,740           47
Equity in earnings (losses) of
      affiliated companies                     (997)        (146)         6,734         (599)       1,731          107          266
Gain on issuance of shares by
      affiliated company                                                                            8,179
Interest expense and other, net              (1,858)      (1,547)        (3,290)      (1,614)      (1,250)        (944)         (11)
                                           --------     --------       --------     --------     --------     --------     --------
    Income (loss) before income taxes,
      extraordinary item and cumulative
      effect of accounting change            (3,276)      (1,788)         4,214       (2,712)       9,889          903          302
Income tax benefit (provision)                1,015          506         (1,854)         939       (4,012)        (180)         (86)
                                           --------     --------       --------     --------     --------     --------     --------
Income (loss) before extraordinary
      item and cumulative effect of
      accounting change                      (2,261)      (1,282)         2,360       (1,773)       5,877          723          216
Extraordinary loss                                                                                   (295)
Cumulative effect of accounting
      change                                                                                         (274)
                                           --------     --------       --------     --------     --------     --------     --------
    Net income (loss)                      $ (2,261)    $ (1,282)      $  2,360     $ (1,773)    $  5,308     $    723     $    216

Earnings (loss) per share - Basic:
    Income (loss) before extraordinary
      item and cumulative effect of
      accounting change                    $  (0.10)    $  (0.06)      $   0.11     $  (0.08)    $   0.26     $   0.03     $   0.02
    Net income (loss)                      $  (0.10)    $  (0.06)      $   0.11     $  (0.08)    $   0.24     $   0.03     $   0.02
Weighted average shares
      outstanding - Basic                    22,330       22,098         22,189       21,302       22,013       22,127       13,350

Earnings (loss) per share - Diluted
    Income (loss) before extraordinary
      item and cumulative effect of
      accounting change                    $  (0.10)    $  (0.06)      $   0.10     $  (0.08)    $   0.25     $   0.03     $   0.02
    Net income (loss)                      $  (0.10)    $  (0.06)      $   0.10     $  (0.08)    $   0.23     $   0.03     $   0.02
Weighted average shares
      outstanding - Diluted                  22,330       22,098         23,182       21,302       22,945       23,236       13,534

FINANCIAL POSITION:                         JUNE 30,                                            DECEMBER 31,
                                              1999                        1998        1997         1996         1995          1994
Working capital                            $(61,595)                   $  4,074     $  2,913     $  4,262     $  4,005     $  4,813
Investment in affiliated companies           85,311                      74,767       62,972       53,752       29,246       15,709
Total assets                                106,098                      97,355       78,653       68,123       44,566       30,756
Long-term obligations                            --                      51,848       41,998       31,364       14,896        2,775
Stockholders' equity                         27,994                      29,791       25,056       28,318       24,079       23,584
Current ratio                                   0.1                         1.5          1.5          2.2          1.9          2.6
Book value per share                       $   1.25                    $   1.34     $   1.18     $   1.30     $   1.09     $   1.07


The changes from year to year are primarily a result of the following transactions:

1999 - Investment in Tarzian, financed with short-term debt; all amounts outstanding under long-term debt agreements have been classified as current liabilities until such time as such obligations are refinanced.

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

Certain reclassifications have been made in the financial position as of December 31, 1998 and 1997 to conform to the June 30, 1999 presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company's business currently consists of the sales and service of computer printers to and for distributors, value-added resellers and large volume end users through its wholly-owned subsidiary, Datasouth. The Company previously announced, and its shareholders have approved, the acquisition of the stock of Host Communications, Inc. ("HCI"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("CSP") not currently owned, directly or indirectly, by the Company. HCI is a sports marketing and association management company, USA is a sports marketing company and CSP is solely an investor in HCI and has no operating business.

The Company also has significant investments in other sports and media companies, including Gray, the owner and operator of 13 television stations and four newspapers; Rawlings, a supplier of team sports equipment; TSI, a sports content Internet company; and Tarzian, the owner and operator of two television stations and four radio stations. The Company also provides consulting services to Gray, in connection with Gray's acquisitions and dispositions.

As of June 30, 1999, the Company owned approximately 16.9% of the outstanding common stock of Gray (representing 27.5% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 10.6% of the outstanding common stock of Rawlings, in addition to warrants for the purchase of additional shares of Rawlings common stock; 7.6% of the outstanding capital stock of TSI (expected to increase to 14.6% upon closing the acquisition of HCI); and 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian). The Company's investment in Gray was diluted to 13.2% of the outstanding common stock (representing 26.2% of the voting rights) on October 1, 1999 following Gray's issuance of class B common stock as part of the consideration paid for Gray's acquisition of three television stations.

PENDING TRANSACTION

The Company previously announced, and its shareholders have approved, the acquisition of the remaining common and preferred shares of HCI, CSP and USA it does not own. The Company is currently negotiating with its bank lenders with respect to a new credit agreement in order to obtain the funds necessary to consummate the proposed acquisition of HCI, CSP and USA. The Company is also negotiating with HCI and USA with respect to an amendment to the merger agreement relating to the acquisition of HCI, CSP and USA. Under the terms of the amendment being negotiated, it is expected that the shareholders of HCI, CSP and USA would receive for their securities in such companies, a combination of cash (in the aggregate amount of approximately $54.2 million), the Company's common stock ("Common Stock") (approximately 11,327,000 shares in the aggregate, plus options to purchase approximately 3,158,000 shares of Common Stock), and the Company's subordinated promissory notes (in the aggregate amount of approximately $18.7 million), bearing interest at a rate of approximately eight per cent per annum and maturing three years after the date of issuance. If the Company, HCI, CSP and USA enter into such an amendment, it will be subject to the approval of HCI's, CSP's and USA's shareholders. Subject to the execution of a new credit agreement and the execution and approval of an amendment to the merger agreement, the acquisition is expected to close during the quarter ending December 31, 1999. For their most recent fiscal year ended June 30, 1999, HCI and USA together had revenues of approximately $120 million. Until the closing of the HCI-USA Acquisition, the Company accounts for its investment in HCI and CSP under the equity method, and for its investment in USA under the cost method. Following closing, the financial results of HCI, USA and CSP will be consolidated with those of the Company.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Total revenue for the six months ended June 30, 1999, primarily from the printer manufacturing operations of Datasouth, was $14,245,000 compared to $14,809,000 for the same period in 1998. Revenue from printer operations was $13,636,000 for the six months ended June 30, 1999, compared to $14,158,000 for the same period in 1998. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The decrease in revenue for the six months ended June 30, 1999 compared to the same period in 1998 was due to a decrease in printer sales to The Sabre Group, Inc. ("Sabre"), the Company's largest customer. Printer sales to this customer were $2.8 million for the six months ended June 30, 1999, compared to $4.3 million for the six months ended June 30, 1998.

Gross profit from printer operations of 26.6% for the six months ended June 30, 1999 increased from the 24.9% realized for the same period in 1998, primarily due to a different mix of products sold and initial production costs associated with the introduction of a new printer line in 1998, which collectively increased gross profit 2.8% of revenue; offset by product cost reduction in 1998 favorably impacting 1998 gross profit by 0.7% of revenue.

Income on a portion of consulting fees charged to Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. Consulting fee income of $609,000 was recognized in the six months ended June 30, 1999 compared to $652,000 in the same period in 1998. There can be no assurance that the Company will recognize any consulting fees in the future, other than recognition of currently deferred fees.

Operating expenses of $4,656,000 for the six months ended June 30, 1999 represented a 9.1% increase from the same period in 1998, due primarily to (a) a $181,000 increase in research and development costs attributable to software development activities for the airline ticket/boarding pass printer (the marketing rights for which were acquired in September 1998) and (b) expenses of $244,000 associated with the Company's European sales office established in October 1998. Operating expenses include non-cash goodwill amortization expense of $266,000 for the six months ended June 30, 1999 and $241,000 for the same period in 1998.

Equity in losses of affiliated companies, totaling $(997,000) and $(146,000) for the six months ended June 30, 1999 and 1998, respectively, included the Company's proportionate share of the earnings or losses of Gray, HCI, CSP and Rawlings, and included goodwill amortization totaling $549,000 and $389,000, respectively. In January 1999, USA sold its investment in broadcast.com, inc., a marketable security, recognizing an after-tax gain of approximately $39,971,000. As a result of HCI's equity investment in USA and the Company's equity investment in HCI reported on a six-month lag basis, the Company will recognize approximately $1,900,000 in equity in earnings of affiliates in July 1999 due to USA's gain on the disposal of broadcast.com, inc. As a result of Gray's issuance of shares of its class B common stock on October 1, 1999 in connection with consideration paid in an acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.2%, resulting in a pretax gain for the Company of approximately $2,000,000 that will be recognized by the Company in October 1999. This offering also reduced the Company's common equity voting power in Gray from 27.5% to 26.2%. There can be no assurance that such sales or such gains of a material nature will occur in the future.

Interest and dividend income of $453,000 and $562,000 for the six months ended June 30, 1999 and 1998, respectively, was primarily derived from dividends paid on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $2,529,000 and $2,101,000 for the six months ended June 30, 1999 and 1998, respectively, was incurred primarily in connection with bank term loans and notes payable, the proceeds of which were used to finance
(a) the Company's investments in Gray, HCI, CSP, USA and Rawlings, and (b) the CodeWriter acquisition in January 1998; and, for the six months ended June 30, 1999, (x) the Company's investments in TSI in August 1998 and January 1999, and
(y) the Company's investment in Tarzian in January 1999.

Nondeductible goodwill amortization reduced the Company's tax benefit for the six month periods ended June 30, 1999 and 1998, resulting in an effective tax rate of 31.0% for the six months ended June 30, 1999 and 28.3% for the same period in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenue for 1998, primarily from the printer manufacturing operations of Datasouth, was $31,466,000 compared to $22,320,000 in 1997. Revenue from Datasouth's printer operations (including the CodeWriter product line, which was acquired on January 2, 1998 as discussed in "Liquidity and Capital Resources" and in note 3 to the Company's consolidated financial statements), was $29,848,000 in 1998, representing a 38% increase from such revenue in 1997 of $21,639,000. CodeWriter products contributed revenue of approximately $4,400,000 in 1998. Printer sales to Sabre were approximately $9,200,000 in 1998 and $7,200,000 in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1998 revenue compared to 1997 was also due in part to an increase in consulting fee income to $1,618,000 in 1998 from $681,000 in 1997.

Gross profit from printer operations of 25.9% for 1998 decreased slightly from the 26.2% realized in 1997, primarily due to (a) a different mix of products sold which increased gross profit 1.8% of revenue; less (b) the impact of costs incurred by the Company immediately following the CodeWriter acquisition, prior to the integration of manufacturing operations into the Company's existing product manufacturing facility, which decreased gross profit by 0.1% of revenue; and (c) an increase in freight costs and increases in inventory reserves, offset by some manufacturing overhead efficiencies gained as a result of higher unit volumes, which collectively reduced gross profit by 2.3% of revenue.

Operating expenses of $8,593,000 in 1998 represented a 25% increase from 1997, due primarily to (a) expenses of $245,000 associated with an increase in sales and marketing personnel attributable to the Company's expanded printer line; (b) expenses of $75,000 associated with the Company's European sales office opened in October 1998; (c) a $175,000 increase in advertising expenses relating to the introduction of new products in 1998; (d) an increase in personnel and administrative costs of $560,000 resulting from the CodeWriter acquisition; and
(e) goodwill amortization expense and certain nonrecurring post-acquisition transition costs of $225,000 in 1998 associated with the CodeWriter acquisition. Operating expenses included non-cash goodwill amortization expense of $488,000 in 1998 and $301,000 in 1997, associated with the acquisition of Datasouth and, in 1998 only, the CodeWriter acquisition.

Equity in earnings (losses) of affiliated companies, totaling $6,734,000 in 1998 and ($599,000) in 1997, included the Company's proportionate share of the earnings of Gray, HCI, CSP, and in 1998 only, Rawlings, net of goodwill amortization totaling $777,000 and $610,000, respectively. In 1998, Gray disposed of WALB-TV, its NBC affiliate in Albany, Georgia, fulfilling a Federal Communications Commission divestiture order. As a result of the gain on the disposition of WALB-TV, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in 1998.

Interest and dividend income of $1,085,000 in 1998 and $1,102,000 in 1997 was primarily derived from dividends paid on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $4,247,000 in 1998 and $2,716,000 in 1997, was incurred primarily in connection with bank term loans, the proceeds of which were used to finance (a) the Company's investments in Gray, HCI, CSP and USA; (b) the Company's investments in Rawlings from November 1997 through January 1998; (c) the CodeWriter acquisition in January 1998; and (d) the Company's investment in TSI in August 1998.

As of December 31, 1998, the Company has a net operating loss carryforward for tax purposes of approximately $1,500,000 to reduce Federal taxable income in the future, an alternative minimum tax credit carryforward of approximately $500,000 and a business credit carryforward of approximately $115,000, to reduce regular Federal tax liabilities in the future. Nondeductible goodwill amortization increased the Company's tax provision in 1998 and reduced the Company's tax benefit in 1997, resulting in an effective tax rate of 44.0% in 1998 and 34.5% in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Total revenue for 1997, primarily from the printer manufacturing operations of Datasouth, was $22,320,000 compared to $24,654,000 in 1996. Revenue from Datasouth's printer operations of $21,639,000 in 1997 represented a 9% decrease from such revenue in 1996 of $23,810,000. Printer sales to Sabre were approximately $7,200,000 in 1997 and 1996. Sales to two significant distributors were approximately $980,000 lower in 1997 than in 1996, and a product line generating sales of $1,230,000 of sales in 1996 was discontinued in 1997. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers.

Gross profit from printer operations of 26.2% for 1997 decreased from the 27.9% realized in 1996, primarily due to: (a) a different mix of products sold and initial production costs associated with the introduction of a new printer line, which collectively reduced gross profit 0.5% of revenue; and (b) greater manufacturing overhead efficiencies gained in 1996 as a result of higher unit volumes, representing 0.7% of the 1.7% decrease in the gross profit percentage from 1996.

Consulting fee income on services provided to Gray in connection with Gray's acquisitions and dispositions was $681,000 in 1997, as compared to $844,000 in 1996.

Operating expenses of $6,852,000 in 1997 represented a 10% increase from 1996, due primarily to (a) an increase in research and development expenses of $850,000 incurred primarily for the design of a new printer introduced in the fourth quarter of 1997 and (b) an increase in certain general and administrative expenses, such as compensation costs and professional fees, of $130,000, offset by (c) a decrease in sales and marketing expense of $230,000. Operating expenses include non-cash goodwill amortization associated with the acquisition of Datasouth of $301,000 in 1997 and $292,000 in 1996.

Equity in earnings (losses) of affiliated companies totaled ($599,000) in 1997 and $1,731,000 in 1996, net of goodwill amortization totaling $610,000 and $487,000, respectively. Approximately $975,000 of the decrease from 1996 to 1997 in equity in earnings of affiliated companies can be attributed to Gray's gain on the sale of a television station and HCI's gain on the sale of assets to USA in 1996. Additional decreases in Gray's earnings for 1997 compared to 1996 were attributable to increased interest expense and amortization of goodwill associated with Gray's acquisitions.

In 1996, Gray consummated a public offering of 3.5 million shares of its newly-issued class B common stock, resulting in net proceeds to Gray of $67,100,000. As a result of this issuance, the Company's common equity ownership of Gray was reduced from 27.1% to 15.2%, resulting in a pretax gain for the Company of approximately $8,200,000, or $5,000,000 after tax. This offering also reduced the Company's common equity voting power in Gray from 27.1% to 25.1%.

Interest and dividend income in 1997 of $1,102,000 was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $2,716,000 in 1997, was incurred primarily in connection with bank term loans, the proceeds of which were used to finance the Company's investments in Gray, HCI, CSP and USA, and the Company's investments in Rawlings which the Company began making in November 1997.

The Company recognizes its equity in earnings of HCI on a six month lag basis, in order to align HCI's fiscal year ending June 30 with the Company's fiscal year. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses. As a result of this adoption, HCI recognized a $4,559,000 charge against its earnings, representing the after-tax cumulative effect of the accounting change. The Company reported 9.1% of the charge, or $415,000, less a $141,000 deferred tax benefit, as a charge against its 1996 earnings.

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

As of December 31, 1997, the Company had an alternative minimum tax credit carryforward of approximately $500,000 to reduce regular Federal tax liabilities in the future. In part resulting from the carryback of the 1997 taxable loss to 1995, the Company had a business credit carryforward of approximately $115,000 to reduce regular Federal tax liabilities in the future. Nondeductible goodwill amortization reduced the Company's tax benefit in 1997 and increased the Company's tax expense in 1996, thereby reducing the Company's effective tax rate to 34.5% in 1997 from 40.6% in 1996. The valuation allowance on deferred tax assets was reduced in 1996, thereby reducing the 1996 income tax provision by approximately $47,000 and goodwill by approximately $131,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company amended its previous long-term debt agreements with two banks in 1998, and further amended the agreements in 1999. Under an agreement amended on March 20, 1998, and further amended February 24, 1999, March 22, 1999 and March 24, 1999, the Company has outstanding (a) two term notes payable to a bank, requiring no principal payments prior to maturity on January 1, 2003, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, under which $42,313,000 was outstanding as of June 30, 1999 (classified as a current liability as of June 30, 1999 until such time as the amount is refinanced -- see
Note 7 to the Company's consolidated financial statements); (b) two term notes payable to a bank, due November 24, 1999, bearing interest at the bank's prime rate, under which $1,353,000 was outstanding as of June 30, 1999; and (c) a revolving bank credit facility for borrowings of up to $3,500,000 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $3,392,000 was outstanding as of June 30, 1999. Under an agreement amended on February 20, 1998 and further amended on March 5, 1999 and June 30, 1999, the Company has outstanding a $4,000,000 term note bearing interest at LIBOR plus 3%, paid in quarterly installments of $250,000 each, under which $3,500,000 was outstanding as of June 30, 1999; and (b) a revolving bank credit facility for borrowings of up to $5,000,000 bearing interest at prime plus .25%, under which $4,803,000 was outstanding as of June 30, 1999.

All amounts outstanding under the $4,000,000 term note and $5,000,000 revolving credit facility were payable on demand at June 30, 1999.

The Company also has a bank note in the amount of $10,000,000 due November 24, 1999 with interest at the bank's prime rate, and a demand bank note for borrowings of up to $2,000,000 bearing interest at the bank's prime rate, under which $2,000,000 was outstanding as of June 30, 1999. The $10,000,000 note was issued in connection with the Company's investment in Tarzian on January 28, 1999.

The Company currently anticipates refinancing all existing notes payable and long-term debt agreements in connection with the bank financing of the HCI-USA Acquisition. In order to obtain sufficient additional funds to complete the HCI-USA Acquisition (approximately $20 million), refinance existing indebtedness of the Company, HCI and USA (approximately $70 million) and provide for the combined companies' cash needs after the HCI-USA Acquisition, the Company expects to enter into a new credit agreement. The credit agreement is expected to provide for total credit of up to $128 million and an interest rate based upon either (1) LIBOR plus an applicable margin or (2) an alternate base rate, defined as the higher of the bank's prime rate and the Federal funds rate, plus an applicable margin. Other than a $30 million principal payment due within 18 months after the date of closing, of which at least $10 million will be due within 12 months after such closing date, amounts due under the new credit agreement are expected to mature and will be due and payable in full three years after the closing date of the credit agreement. The Company expects to collateralize the credit facilities with all present and future assets of the Company and its subsidiaries, as well as a pledge of the shares in both public and private companies owned by the Company. The Company also expects that the new credit facilities will contain normal and customary debt covenants, such as debt service coverage ratios and minimum net worth requirements. In addition to the negotiating and executing an amendment to the merger agreement among the Company, HCI, USA and CSP, and to the approval of HCI's, USA's and CSP's shareholders, the Company anticipates issuing subordinated notes (approximately $18.7 million) to HCI, USA and CSP shareholders in connection with the HCI-USA Acquisition. The notes are expected to be payable three years from the date of issuance and bear interest at 8%. Interest rates on the credit facilities are expected to range from LIBOR plus 2.0% to LIBOR plus 2.5%. The $10 million minimum principal payment due within 12 months of closing and the $30 million aggregate principal payment due within 18 months of closing contemplates the Company's liquidation of certain of its investments, including but not limited to, the Company's investment in Tarzian, and/or the redemption of some or all of the Company's investment in Gray preferred stock prior to those maturity dates.

The Company is a party to an interest rate swap agreement, effectively modifying the interest characteristics of $20,000,000 of the Company's outstanding long-term debt. The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change will be accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000,000 of floating rate debt to a fixed rate of 7.83% under the agreement, which took effect on January 1, 1999 and expires December 31, 2008. Under a second interest rate swap agreement which was terminated at no cost to the Company on June 30, 1999, $4,000,000 of long-term debt was subject to a fixed rate of 8.66% beginning September 30, 1998, instead of a variable rate of LIBOR plus 3%. As of June 30, 1999, the estimated market value of the Company's $20,000,000 swap agreement was approximately $430,000.

Cash provided by operating activities was $838,000 for the six months ended June 30, 1999 and cash used in operating activities was $1,876,000 for the same period in 1998. In 1999, receivables decreased $2,801,000, due in part to a reduction in the receivable from Gray of $880,000, as well as a reduction in the average trade receivables days outstanding. For the six months ended June 30, 1998, excluding the impact of the CodeWriter acquisition, which added working capital of $409,000, inventories increased $719,000 due to the stocking of raw materials associated with a newly-introduced airline ticket/boarding pass printer, receivables increased $612,000 and other current liabilities increased $596,000. As of June 30, 1999, the Company had open purchase commitments totaling approximately $8,300,000, primarily for raw materials inventories.

Cash used in operating activities was $2,624,000 and $1,827,000 for the years ended December 31, 1998 and 1997, and cash provided by operating activities was $1,267,000 for the year ended December 31, 1996. In 1998, excluding the impact of the CodeWriter acquisition, which included receivables of $303,000, receivables increased $1,462,000 due in part to a 37.9% increase in revenue from printer operations compared to 1997. Inventories increased $161,000 in 1998, net of (a) CodeWriter inventories acquired totaling $538,000 and (b) the purchase of assets, consisting primarily of inventories associated with the Sigma-Data 7200 high-speed Automated Ticket / Boarding Pass Version 2 printer, from a Japanese company in September 1998, in a transaction valued at approximately $750,000. Interest payments increased $1,944,000 over 1997 due to an increase in long-term debt. In 1997, accounts receivable and inventories increased $681,000 and $442,000, respectively, and accounts payable and accrued expenses increased $512,000. Operating cash flow was negatively impacted in 1997 as a result of a loss from operations of $499,000 compared to income from operations of $1,229,000 in 1996.

Cash used in investing activities was $12,549,000 and $7,274,000 for the six months ended June 30, 1999 and 1998, respectively. In 1999, the Company acquired shares of TSI series C1 preferred stock for $1,000,000, acquired shares of the outstanding common stock of Tarzian for $10,000,000 and invested an additional $421,000 in Rawlings. In addition, the Company incurred $674,000 in deferred acquisition costs in connection with the HCI-USA Acquisition. In the six months ended June 30, 1998, the Company acquired shares of Rawlings for $4,961,000 and acquired CodeWriter for cash of $2,008,000, net of cash acquired, and shares of the Company's common stock valued at $2,500,000.

In February 1999, Tarzian filed a complaint with the United States District Court for the Southern District of Indiana, claiming that it had a binding and enforceable contract to purchase the Tarzian shares from the seller prior to the Company's purchase of the shares, and requested judgment providing that the contract be enforced. The Company does not believe that a judgment in favor of Tarzian in this litigation would materially adversely affect the Company. (See "Legal Proceedings" in Item 3 for further discussion). On March 1, 1999, the Company executed an option agreement with Gray, whereby Gray has the option of acquiring the Tarzian investment from the Company for $10,000,000 plus related costs. Gray has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension and has extended this option period through December 31, 1999. The Company received from Gray warrants to acquire 100,000 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option. The warrants expire 10 years following the date on which Gray exercises its option.

In January 1998, the Company acquired all of the outstanding common stock of CodeWriter Industries, Inc. and all of the outstanding membership interests of CodeWriter's affiliate, CW Technologies, LLC (collectively referred to as "CodeWriter"), in a transaction valued at approximately $6,200,000, of which $5,000,000 was paid at closing in the form of $2,500,000 in cash and $2,500,000 in the Company's common stock. In addition, the Company is obligated to pay quarterly a specified percentage of revenue generated by the Company from CodeWriter's products and services during each calendar quarter through December 31, 2001, but in no event will the aggregate payments exceed $1,200,000. As of June 30, 1999, these additional payments have totaled $250,000.

Cash used in investing activities was $8,154,000, $9,257,000 and $15,859,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, the Company invested $4,961,000 in Rawlings common stock, $1,263,000 in Host common stock and $2,500,000 in Total Sports series C preferred stock. Additionally, the Company acquired CodeWriter and acquired the Sigma Data 7200 assets in 1998, resulting in an aggregate cash investment of $2,916,000 in 1998. In 1997, the Company invested $5,803,000 in Rawlings and 3,107,000 in Gray. Also in 1997, the Company received a dividend from CSP of $878,000. In 1996, the Company invested $15,000,000 in Gray series A and series B preferred stock (of which, $10,000,000 was originally a note purchased from Gray that was later exchanged for Gray preferred stock).

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

In 1997, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The Company's total cost to purchase the warrants (excluding the additional warrants) was $2,842,000. Fifty percent of the purchase price, or $1,421,000, was paid to Rawlings as part of the Company's $5,803,000 investment in Rawlings in 1997. The remaining fifty percent of the purchase price, plus interest at 7% per annum from November 21, 1997 until the date of payment, will be due on the earlier of the date of exercise or the date of expiration of the warrants. In the event of a partial exercise of the warrants, a pro rata portion of the purchase price with interest accrued thereon will be payable. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for twenty consecutive trading days during the four-year term.

Cash provided by financing activities was $11,976,000 and $9,596,000 for the six months ended June 30, 1999 and 1998, respectively, as a result of the Company's financing of its investments in TSI, Tarzian and Rawlings in 1999, and its investment in Rawlings and acquisition of CodeWriter in the six months ended June 30, 1998. Cash provided by financing activities was $10,694,000, $11,145,000 and $14,527,000 in the years ended December 31, 1998, 1997 and 1996, respectively, primarily in order to finance various investments and acquisitions discussed above.

During 1998, the Company repurchased 40,500 shares of Common Stock for $150,000 under a stock repurchase program authorized by its board of directors for the repurchase of up to 2,000,000 shares. During 1997 and 1996, 706,010 and 458,000 shares were repurchased, respectively, for a total cost of $1,751,000 and $1,107,000, respectively. Of the 40,500 shares repurchased in 1998, 40,000 shares were repurchased in a private transaction. Of the 706,010 shares repurchased in 1997, 500,000 shares were repurchased in a private transaction.

The Company's capital expenditures are expected to total approximately $300,000 for the year ending June 30, 2000. All of the Company's long-term debt has been classified as current as of June 30, 1999. The Company currently anticipates refinancing all existing notes payable and long-term debt agreements in connection with the bank financing of the HCI-USA Acquisition. If the HCI-USA Acquisition is not consummated, the Company still expects to refinance all existing notes payable and long-term agreements. As a result, the Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and common stock, anticipated extension fees on the option agreement with Gray and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. Any capital to consummate the HCI-USA Acquisition, to meet HCI's and USA's cash needs subsequent thereto or to make other acquisitions, would have to be funded by issuing additional securities or by entering into other financial arrangements (including the proposed new credit agreement).

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

Based on the Company's debt profile at June 30, 1999 and 1998, and December 31, 1998 and 1997, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $216,000 and $254,000 for the six months ended June 30, 1999 and 1998, respectively, and $517,000 and $353,000 for the years ended December 31, 1998 and 1997, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving consideration to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000 (i.e., the "Year 2000 Issue"). This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During 1997, the Company completed an assessment and determined (a) that its printer products did not contain time-sensitive software that make them susceptible to the Year 2000 Issue; however, (b) there were portions of the Company's internal systems software and some hardware that would have to be modified or replaced so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The most significant computer systems, which pertain to the Company's manufacturing and financial accounting systems, were upgraded in 1998 and are currently Year 2000 compliant. Expense incurred related to Year 2000 upgrades and modifications was approximately $40,000 for the six months ended June 30, 1999 and $100,000 for the year ended December 31, 1998, including equipment lease rent expense. Future equipment rent expense will not differ materially from depreciation expense attributed to the replaced equipment. Although management expects to replace some additional personal computers and other computer hardware and upgrade some additional software programs prior to December 31, 1999 which are not Year 2000 compliant, management does not expect the cost of these additional expenditures to exceed $30,000, nor does it expect that any of the necessary modifications or replacements will have a material impact on the results of any future financial reporting period. The remaining modifications and replacements are expected to be completed by December 31, 1999, prior to any anticipated impact on its operating systems. The Company believes that with the completed and anticipated modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company has completed an assessment of Datasouth's major parts and materials vendors and sole source suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remedy their own Year 2000 issues. This assessment consisted of oral communications, and/or the receipt of written Year 2000 compliance statements, and focused on certain key vendors and suppliers from whom the Company receives unique materials, products and services. Most raw materials used in the manufacture of the Company's computer printers are available from more than one supplier.

The Company is also assessing Year 2000 readiness of alternative vendors through written and oral communications, as part of management's contingency planning for the assurance of inventory availability. In addition, the Company is evaluating the need to increase inventories of raw materials and finished goods prior to December 31, 1999 to assure timely fulfillment of customer orders and decrease its reliance on the availability of parts and product, particularly from sole source suppliers. None of the Company's machinery used in the assembly of computer printers has been found to contain time-sensitive software. However, the Company is evaluating the need to increase its inventories of assemblies and sub-assemblies used in its products. Likewise, the Company is assessing the need to have available back-up power sources, such as electricity generators, to compensate for the risk of unavailable power. If, due to the Year 2000 Issue, certain sole source suppliers were unable to provide products, parts or vital manufacturing supplies for more than a few weeks, or if electricity was unavailable for more than a few weeks, timely fulfillment of customer orders could be jeopardized, and product sales could be unfavorably impacted. Also, if customers are unable to remit payments to the Company, or if the Company can not generate customer invoices as a result of the Year 2000 Issue, the Company's operating cash flow could be negatively impacted.

The Company expects that HCI and USA will continue to utilize their existing computer systems, and that no significant changes will be required to be made to the Company's systems as a result of the HCI-USA Acquisition for at least the next 12 months.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the availability of suitable replacement hardware, the ability to locate and correct all relevant computer codes, and similar uncertainties. Furthermore, it is too early to determine to what extent, if any, contingency plans will have to be implemented. Although the Company expects to be Year 2000 compliant by December 31, 1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's and Gray's leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iii) Rawlings', HCI's and USA's businesses are seasonal; (iv) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (v) Rawlings', HCI's and USA's businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; (vi) HCI and USA may lose money on some of their contracts, because they guarantee certain payments thereunder; and (vii) if the HCI-USA Acquisition is completed and if the Company cannot successfully integrate this acquisition, the Company's business will be adversely affected.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate Risk Management" in Item 7 "Management's Discussion and Analysis".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Consolidated Financial Statements of Bull Run Corporation:

                                                                                PAGE
                                                                                ----
  Report of Independent Auditors                                                  31
  Consolidated Balance Sheets at June 30, 1999, December 31, 1998 and 1997        32
  Consolidated Statements of Operations for the six months ended June 30,
     1999, June 30, 1998 (unaudited), and the years ended December 31, 1998,
     1997 and 1996                                                                33
  Consolidated Statements of Stockholders' Equity for the six months ended
     June 30, 1999 and the years ended December 31, 1998, 1997 and 1996           34
  Consolidated Statements of Cash Flows for the six months ended June 30,
     1999, June 30, 1998 (unaudited), and the years ended December 31,
     1998, 1997 and 1996                                                          35
  Notes to Consolidated Financial Statements                                      36
  Selected Quarterly Financial Data (Unaudited)                                   51


The audited consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are incorporated by reference into this Item 8 from the Bull Run Corporation Form 10-K Annual Report for the year ended December 31, 1998.

Condensed Consolidated Financial Statements of Gray Communications Systems,
Inc.:

                                                                                PAGE
                                                                                ----
  Condensed Consolidated Balance Sheets at June 30, 1999 and December 31,
      1998 (Unaudited)                                                           F-1
  Condensed Consolidated Statements of Operations for the six months ended
     June 30, 1999 and 1998 (Unaudited)                                          F-3
  Condensed Consolidated Statement of Stockholders' Equity for the six months
     ended June 30, 1999 (Unaudited)                                             F-4
  Condensed Consolidated Statements of Cash Flows for the six months ended
    June 30, 1999 and 1998 (Unaudited)                                           F-5
  Notes to Condensed Consolidated Financial Statements (Unaudited)               F-6

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated balance sheets of Bull Run Corporation as of June 30,1999, December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1999 and for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of certain equity investees, Rawlings Sporting Goods Company, Inc. ("Rawlings") for the year ended August 31, 1998, Host Communications, Inc. ("HCI") for the year ended June 30, 1996, and Capital Sports Properties, Inc. ("CSP") for the six months ended June 30, 1996, have been audited by other auditors whose reports have been furnished to us; the report as to HCI included an explanatory paragraph relating to an accounting change in the method of recognizing certain revenue and related expenses. Our opinion, insofar as it relates to data included for Rawlings, HCI and CSP for their respective periods in 1998 and 1996, is based solely on the reports of the other auditors. In the consolidated financial statements, the Company's investment in Rawlings is stated at $12,422,000 at December 31, 1998; the Company's equity in the net income of Rawlings is stated at $237,000 for the year ended December 31, 1998; and the Company's equity in the net income of HCI and CSP is stated at $762,000 for the year ended December 31, 1996; and the Company's cumulative effect of accounting change recognized by HCI is stated at $(274,000) for the year ended December 31, 1996.

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

In our opinion, based on our audits and, for 1998 and 1996, the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull Run Corporation at June 30, 1999, December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the six months ended June 30, 1999 and for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the Consolidated Financial Statements, during 1996 HCI changed its method of recognizing certain revenue and related expenses.


                                                  /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
August 17, 1999, except as to Note 9,
for which the date is September 14, 1999

                              BULL RUN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (Dollars and shares in thousands)

                                                             JUNE 30,              DECEMBER 31,
                                                               1999            1998            1997
ASSETS
Current assets:
   Cash and cash equivalents                                $     323       $      58       $     142
   Accounts receivable (includes $880 and $850 due
      from Gray Communications Systems, Inc. as of
      December 31, 1998 and 1997 respectively)                  3,927           6,742           5,000
   Inventories                                                  5,505           5,167           3,757
   Other                                                          160             231             193
                                                            ---------       ---------       ---------
           Total current assets                                 9,915          12,198           9,092

Property and equipment, net                                     2,620           2,623           2,638
Investment in affiliated companies                             85,311          74,767          62,972
Goodwill                                                        7,417           7,583           3,589
Deferred acquisition costs                                        674
Other assets                                                      161             184             362
                                                            ---------       ---------       ---------

                                                            $ 106,098       $  97,355       $  78,653
                                                            =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt      $  67,361       $   4,000       $   2,500
   Accounts payable                                             1,951           2,781           2,462
   Accrued and other liabilities:
      Employee compensation and related taxes                     417             571             430
      Interest                                                    579             396             553
      Deferred acquisition costs                                  608
      Other                                                       594             376             234
                                                            ---------       ---------       ---------
           Total current liabilities                           71,510           8,124           6,179

Long-term debt                                                                 51,848          41,998
Deferred income taxes                                           4,409           5,409           3,599
Other liabilities                                               2,185           2,183           1,821
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000
      shares; issued 22,983, 22,785 and 22,583 shares
      as of June 30, 1999 and December 31, 1998 and
      1997, respectively)                                         230             228             226
   Additional paid-in capital                                  21,840          21,378          20,800
   Treasury stock, at cost (542 as of June 30, 1999
      and 542 and 1,287 shares as of December 31,
      1998 and 1997, respectively)                             (1,393)         (1,393)         (3,188)
   Retained earnings                                            7,317           9,578           7,218
                                                            ---------       ---------       ---------
           Total stockholders' equity                          27,994          29,791          25,056
                                                            ---------       ---------       ---------

                                                            $ 106,098       $  97,355       $  78,653
                                                            =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,                   YEARS ENDED DECEMBER 31,
                                                               1999          1998          1998          1997          1996
                                                                        (unaudited)
Revenue from printer operations                             $ 13,636      $ 14,157      $ 29,848      $ 21,639      $ 23,810
Cost of goods sold                                            10,010        10,636        22,103        15,967        17,170
                                                            --------      --------      --------      --------      --------
     Gross profit                                              3,626         3,521         7,745         5,672         6,640

Consulting fee income                                            609           652         1,618           681           844

Operating expenses:
   Research and development                                    1,335         1,154         2,323         2,418         1,568
   Selling, general and administrative                         3,321         3,114         6,270         4,434         4,687
                                                            --------      --------      --------      --------      --------
                                                               4,656         4,268         8,593         6,852         6,255
                                                            --------      --------      --------      --------      --------
     Income (loss) from operations                              (421)          (95)          770          (499)        1,229
Other income (expense):
   Equity in earnings (losses) of affiliated companies          (997)         (146)        6,734          (599)        1,731
   Gain on issuance of common shares by affiliated
      company                                                                                                          8,179
   Interest and dividend income                                  453           562         1,085         1,102           874
   Interest expense                                           (2,529)       (2,101)       (4,247)       (2,716)       (2,124)
   Other income (expense)                                        218            (8)         (128)
                                                            --------      --------      --------      --------      --------
     Income (loss) before income taxes, extraordinary
        item and cumulative effect of accounting change       (3,276)       (1,788)        4,214        (2,712)        9,889
Income tax benefit (provision)                                 1,015           506        (1,854)          939        (4,012)
                                                            --------      --------      --------      --------      --------
     Income (loss) before extraordinary item and
        cumulative effect of accounting change                (2,261)       (1,282)        2,360        (1,773)        5,877

Extraordinary loss recognized by affiliated company
   (net of $185 tax benefit)                                                                                            (295)
Cumulative effect of accounting change recognized
   by affiliate (net of $141 tax benefit)                                                                               (274)
                                                            --------      --------      --------      --------      --------
     Net income (loss)                                      $ (2,261)     $ (1,282)     $  2,360      $ (1,773)     $  5,308
                                                            ========      ========      ========      ========      ========

Earnings (loss) per share - Basic:
   Income (loss) before extraordinary item and
      cumulative effect of accounting change                $  (0.10)     $  (0.06)     $   0.11      $  (0.08)     $   0.26
   Extraordinary loss                                                                                                  (0.01)
   Cumulative effect of accounting change                                                                              (0.01)
                                                            --------      --------      --------      --------      --------
   Net income (loss)                                        $  (0.10)     $  (0.06)     $   0.11      $  (0.08)     $   0.24
                                                            ========      ========      ========      ========      ========
Earnings (loss) per share - Diluted:
   Income (loss) before extraordinary item and
      cumulative effect of accounting change                $  (0.10)     $  (0.06)     $   0.10      $  (0.08)     $   0.25
   Extraordinary loss                                                                                                  (0.01)
   Cumulative effect of accounting change                                                                              (0.01)
                                                            --------      --------      --------      --------      --------
   Net income (loss)                                        $  (0.10)     $  (0.06)     $   0.10      $  (0.08)     $   0.23
                                                            ========      ========      ========      ========      ========

Weighted average number of common shares outstanding:
   Basic                                                      22,330        22,098        22,189        21,302        22,013
   Diluted                                                    22,330        22,098        23,182        21,302        22,945


The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)

                                                           ADDITIONAL                             TOTAL
                                       COMMON STOCK         PAID-IN    TREASURY     RETAINED    STOCKHOLDERS'
                                   SHARES       AMOUNT      CAPITAL      STOCK      EARNINGS      EQUITY

Balances, January 1, 1996          22,280      $   223      $20,503     $  (330)     $ 3,683     $24,079

   Purchase of treasury stock                                            (1,107)                  (1,107)
   Exercise of stock options           45                        38                                   38
   Net income                                                                          5,308       5,308
                                  -------      -------      -------     -------      -------     -------

BALANCES, DECEMBER 31, 1996        22,325          223       20,541      (1,437)       8,991      28,318

   Purchase of treasury stock                                            (1,751)                  (1,751)
   Exercise of stock options          258            3          259                                  262
   Net loss                                                                           (1,773)     (1,773)
                                  -------      -------      -------     -------      -------     -------

BALANCES, DECEMBER 31, 1997        22,583          226       20,800      (3,188)       7,218      25,056

   Issuance of treasury stock                                   555       1,945                    2,500
   Purchase of treasury stock                                              (150)                    (150)
   Exercise of stock options          202            2           23                                   25
   Net income                                                                          2,360       2,360
                                  -------      -------      -------     -------      -------     -------

BALANCES, DECEMBER 31, 1998        22,785          228       21,378      (1,393)       9,578      29,791

   Exercise of stock options          198            2          462                                  464
   Net loss                                                                           (2,261)     (2,261)
                                  -------      -------      -------     -------      -------     -------

BALANCES, JUNE 30, 1999            22,983      $   230      $21,840     $(1,393)     $ 7,317     $27,994
                                  =======      =======      =======     =======      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,                  YEARS ENDED DECEMBER 31,
                                                              1999         1998          1998           1997         1996
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $ (2,261)     $ (1,282)     $  2,360      $ (1,773)     $  5,308
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
   Cumulative effect of accounting change                                                                               415
   Extraordinary loss                                                                                                   480
   Gain on issuance of common shares by affiliate                                                                    (8,179)
   Provision for bad debts                                       14            11            22            27             1
   Depreciation and amortization                                524           629         1,122         1,001           950
   Equity in (earnings) losses of affiliated companies          997           146        (6,734)          599        (1,731)
   Deferred income taxes                                     (1,000)         (502)        1,837          (892)        3,553
   Accrued preferred stock dividend income                                   (150)         (175)         (300)
   Loss on disposition of assets                                                            128
   Change in operating assets and liabilities:
      Accounts receivable                                     2,801          (612)       (1,462)         (681)         (172)
      Inventories                                              (338)         (719)         (161)         (442)          440
      Other current assets                                       74          (121)           47            (6)           74
      Accounts payable and accrued expenses                      25           596            30           512           122
      Deferred income                                             2           128           362           128             6
                                                           --------      --------      --------      --------      --------
Net cash provided by (used in) operating activities             838        (1,876)       (2,624)       (1,827)        1,267
                                                           --------      --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (233)         (223)         (352)       (1,160)         (366)
Investment in affiliated companies                          (11,623)       (5,071)       (8,812)       (9,099)       (5,566)
Acquisition of businesses and product rights, net
     of cash acquired                                          (774)       (2,008)       (2,916)
Note purchased from affiliated company                                                                              (10,000)
Redemption of preferred stock investment                                                  3,805
Dividends received from affiliated companies                     81            28           121         1,002            73
                                                           --------      --------      --------      --------      --------
Net cash used in investing activities                       (12,549)       (7,274)       (8,154)       (9,257)      (15,859)
                                                           --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable                                10,000           500         1,200         1,500
Borrowings from revolving lines of credit                     8,648         7,966        17,598        15,232        11,339
Repayments on notes payable                                                                (700)
Repayments on revolving lines of credit                      (7,988)       (8,146)      (18,718)       (9,941)      (10,743)
Proceeds from long-term debt                                  1,352        10,125        12,975         5,843        15,000
Repayments on long-term debt                                   (500)         (864)       (1,536)
Issuance of common stock                                        464            17            25           262            38
Repurchase of common stock                                                     (2)         (150)       (1,751)       (1,107)
                                                           --------      --------      --------      --------      --------
Net cash provided by financing activities                    11,976         9,596        10,694        11,145        14,527
                                                           --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents            265           446           (84)           61           (65)
Cash and cash equivalents, beginning of year                     58           142           142            81           146
                                                           --------      --------      --------      --------      --------
Cash and cash equivalents, end of year                     $    323      $    588      $     58      $    142      $     81
                                                           ========      ========      ========      ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                              $  2,346      $  2,050      $  4,404      $  2,460      $  1,917
Income taxes paid (recovered), net                                3                         (25)          (58)          612
Noncash investing and financing activities:
Treasury stock issued in business acquisition                            $  2,500      $  2,500
Deferred payment on investment in stock warrant                                                      $  1,421


The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.       DESCRIPTION OF BUSINESS

Bull Run Corporation ("Bull Run"), based in Atlanta, Georgia, sells computer printers and provides service worldwide to distributors, value-added resellers and large volume end users through its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth", and collectively, the "Company"), and makes significant investments in sports and media companies, including Gray Communications Systems, Inc. ("Gray"), an owner and operator of thirteen television stations and four daily newspapers; Host Communications, Inc. ("HCI"), a sports marketing and association management company; Capital Sports Properties, Inc. ("CSP"), a holding company owning an interest in HCI; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a leading supplier of team sports equipment in North America; Universal Sports America, Inc. ("USA"), a lifestyle and sports marketing company; Total Sports, Inc. ("TSI"), a sports content Internet company; and Sarkes Tarzian, Inc. ("Tarzian"), owner and operator of two television stations and four radio stations.

Effective June 30, 1999, Bull Run changed its fiscal year end from December 31 to June 30. All amounts appearing in the consolidated financial statements and accompanying notes for the six months ended June 30, 1998 are unaudited.


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

REVENUE RECOGNITION - Revenue from the sale of products, which include printers, consumables, accessories, and parts, are recognized when goods are shipped to customers. Service repair revenue is recognized when the repaired units are shipped to customers. Revenue from service contracts is recognized monthly over the contract lives, which are generally one year. Sales returns and allowances are reflected as a reduction in revenue from printer operations and reflected in inventory at the lower of cost or expected net realizable value. The Company generally charges a restocking fee for sales returns. Products that are defective upon arrival are handled under the Company's warranty policy.

CASH AND CASH EQUIVALENTS - Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less.

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. In addition, the Company receives consulting fees generally payable in monthly installments from Gray, an investee, for the performance of services in connection with Gray's acquisitions and dispositions. The allowance for doubtful accounts was $70 as of June 30, 1999, $82 as of December 31, 1998 and $55 as of December 31, 1997.

INVENTORIES - Inventories are associated with the printer operations and are stated at the lower of cost, determined on the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less depreciation computed under the straight-line method over the estimated useful life of the asset, generally from 3 to 7 years. When assets are disposed, the associated cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reflected in income. Expenditures for maintenance, repairs and minor renewals are charged to expense. Depreciation expense was $221 and $334 in the six months ended June 30, 1999 and 1998, respectively, and $592, $614 and $590 in the years ended December 31, 1998, 1997 and 1996, respectively.

INVESTMENT IN AFFILIATED COMPANIES - The Company has accounted for its investments in Gray, HCI, Rawlings and CSP by the equity method, and its investments in USA, TSI and Tarzian by the cost method. The excess of the Company's investment over the underlying equity of Gray, HCI and Rawlings, totaling approximately $31,750 as of June 30, 1999, and $29,600 and $24,200 as of December 31, 1998 and 1997, respectively, is being amortized over 20 to 40 years, with such amortization (totaling $549 and $389 in the six months ended June 30, 1999 and 1998, respectively, and $777, $610 and $487 in the years ended December 31, 1998, 1997 and 1996, respectively) reported as a reduction in the Company's equity in earnings of affiliated companies. The equity in earnings of HCI is recognized by the Company on a six month lag basis. Effective January 15, 1998, the date on which a Company representative was elected as a member of Rawlings' board of directors, the Company has accounted for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

GOODWILL AND OTHER LONG-LIVED ASSETS - Goodwill associated with the Company's acquisitions of printer manufacturing businesses is being amortized over 15 to 20 years. The carrying value of goodwill, as well as other long-lived assets, are reviewed if the facts and circumstances suggest that they may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required. Goodwill amortization was $266 and $241 for the six months ended June 30, 1999 and 1998, respectively, and $488, $301 and $292 in the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization was 1,682 as of June 30, 1999, and $1,416 and $928 as of December 31, 1998 and 1997,
respectively.

WARRANTY COSTS - An estimated allowance for future warranty costs of the printer operations, based on past experience, is recorded as a charge to cost of goods sold. Accrued warranty costs were $85 as of June 30, 1999 and December 31, 1998, and $60 as of December 31, 1997.

RESEARCH AND DEVELOPMENT - Research and development costs of the printer operations, including the costs of software developed internally and costs for development services performed by third parties, are expensed as incurred.

INCOME TAXES - Income taxes are recognized in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Accordingly, income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized.

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

RECLASSIFICATIONS - At June 30, 1999, Bull Run reclassified its deferred consulting fee income as a noncurrent liability instead of a reduction of accounts receivable, and its liability for the unpaid consideration for a stock warrant as a noncurrent liability instead of a reduction in its investment in an affiliated company, as previously presented in the balance sheets at December 31, 1998 and 1997. Certain other reclassifications have also been made in the 1998, 1997 and 1996 financial statements to conform to the June 30, 1999 presentation.

RECENTLY-ISSUED ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


3.   PENDING AND COMPLETED ACQUISITIONS

The Company has previously announced, and its shareholders have approved, the acquisition of the stock of HCI, USA and CSP not currently owned, directly or indirectly, by the Company (the "HCI-USA Acquisition"). Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the HCI-USA Acquisition, whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed Georgia corporation. The new holding company, which will be renamed Bull Run Corporation, will be owned by the stockholders of the Company. The former Bull Run Corporation and its subsidiaries will become subsidiaries of the holding company. The Company is currently negotiating with its bank lenders with respect to a new credit agreement in order to obtain the funds necessary to consummate the proposed acquisition of HCI, CSP and USA. The Company is also negotiating with HCI and USA with respect to an amendment to the merger agreement relating to the acquisition of HCI, CSP and USA. Under the terms of the amendment being negotiated, it is expected that the shareholders of HCI, CSP and USA would receive for their securities in such companies, a combination of cash (in the aggregate amount of approximately $54,200), the Company's common stock ("Common Stock") (approximately 11,327 shares in the aggregate, plus options to purchase approximately 3,158 shares), and the Company's subordinated promissory notes (in the aggregate amount of approximately $18,700), bearing interest at a rate of approximately eight per cent per annum and maturing three years after the date of issuance. If the Company, HCI, CSP and USA enter into such an amendment, it will be subject to the approval of HCI's, CSP's and USA's shareholders. Prior to the HCI-USA Acquisition, the Company accounts for its investment in HCI and CSP under the equity method, and for its investment in USA under the cost method. Following the closing of the HCI-USA Acquisition, the financial results of HCI, CSP and USA will be consolidated with those of the Company. The acquisition will be accounted for under the purchase method of accounting, whereby the results of operations of the acquired business will be included in the consolidated financial statements as of its acquisition date. The assets and liabilities of the acquired businesses will be included based on an allocation of the purchase price.

In January 1998, the Company acquired all of the outstanding common stock of CodeWriter Industries, Inc. and all of the outstanding membership interests of its affiliate, CW Technologies, LLC (collectively referred to as "CodeWriter"), in a transaction valued at approximately $6,200, including the issuance of 785,000 shares of Bull Run's treasury stock valued at $2,500 and future consideration of $1,200, payable quarterly through December 2001 based on the greater of (a) a percentage of revenue generated by CodeWriter products, or (b) $50, but in no event will the aggregate quarterly payments exceed $1,200. The future consideration increases goodwill as it is incurred. As of June 30, 1999 the aggregate additional consideration was $300. CodeWriter designed and manufactured a line of direct thermal and thermal transfer desktop and portable bar code label printers. The Company continues to manufacture and sell the products. The acquisition has been accounted for under the purchase method of accounting, whereby the results of operations of the acquired business has been included in the consolidated financial statements since the acquisition date. The assets and liabilities of the acquired business has been included based on an allocation of the purchase price.

In September 1998, the Company purchased the assets, consisting primarily of inventories, associated with the Sigma-Data 7200 high speed Automated Ticket / Boarding Pass Version 2 printer from a Japanese company, in a transaction valued at approximately $750. In October 1998, the Company purchased a United Kingdom-based sales organization from its UK parent, for future consideration. The UK organization, which has been selling the Company's printer products and the Sigma-Data 7200 printer to computer reservation systems and airlines throughout the world, serves as the Company's European sales office and stocking facility. The future consideration is scheduled to be paid annually in arrears through September 2003, at amounts determined as a percentage of revenue generated by the Company's European sales office. This future consideration is charged to cost of goods sold as the associated revenue is recognized. As of June 30, 1999, the aggregate additional consideration was $32.


4.   INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies consists of the following:

                      JUNE 30, 1999           DECEMBER 31, 1998          DECEMBER 31, 1997
AFFILIATE         AMOUNT       VOTING %      AMOUNT       VOTING %      AMOUNT       VOTING %
---------         -------      --------      -------      --------      -------      --------

HCI               $ 2,747         7.7%       $ 2,896         7.7%       $ 1,509          5.0%
CSP                 9,893        48.5%        10,148        48.5%         9,901         48.5%
USA                   650         3.0%           650         3.0%           650          3.0%
Gray               45,513        27.5%        46,151        27.4%        43,688         27.6%
Rawlings           13,008        10.6%        12,422        10.3%         7,224          5.0%
TSI                 3,500         7.6%         2,500         7.7%           n/a
Tarzian            10,000        33.5%           n/a                        n/a
                  -------                    -------                    -------
        Total     $85,311                    $74,767                    $62,972
                  =======                    =======                    =======

Equity in earnings (losses) consists of the following:

                 SIX MONTHS ENDED
                     JUNE 30,              YEARS ENDED DECEMBER 31,
AFFILIATE        1999        1998        1998       1997        1996
---------       ------      ------      ------     ------      ------
                          (unaudited)
HCI             $ (149)     $  (53)     $  124     $   25      $  353
CSP               (255)       (139)        246        220         409
USA                n/a         n/a         n/a        n/a         n/a
Gray              (757)       (455)      6,127       (844)        969
Rawlings           164         501         237        n/a         n/a
TSI                n/a         n/a         n/a        n/a         n/a
Tarzian            n/a         n/a         n/a        n/a         n/a
                ------      ------      ------     ------      ------
      Total     $ (997)     $ (146)     $6,734     $ (599)     $1,731
                ======      ======      ======     ======      ======


INVESTMENTS IN HCI, CSP AND USA - HCI, based in Lexington, Kentucky, and USA, based in Dallas, Texas, provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. CSP's assets consist solely of investments in HCI outstanding common stock and 51.5% of HCI's 8% series B preferred stock having a face value of $3,750 as of June 30, 1999. The Company is effectively HCI's largest stockholder, owning directly or indirectly approximately 32.5% of HCI's outstanding common stock and 51.5% of HCI's preferred stock. The Company's indirect ownership of HCI's common stock and HCI's preferred stock is owned by CSP, in which the Company owned 51.5% of the outstanding common stock. The Company and HCI together are the largest stockholders of USA, with the Company owning approximately 3% of USA's outstanding capital stock and HCI owning approximately 33.8% of USA's outstanding capital stock.

The Company recognizes its equity in earnings of HCI on a six month lag basis. In January 1999, USA sold its investment in broadcast.com, inc., a marketable security, recognizing an after-tax gain of approximately $39,971. As a result of HCI's equity investment in USA and the Company's equity investment in HCI reported on a six-month lag basis, the Company will recognize approximately $1,900 in equity in earnings of affiliates in July 1999 due to USA's gain on the disposal of broadcast.com, inc. Effective July 1, 1995 (the first day of HCI's 1996 fiscal year), HCI adopted a new accounting policy for the recognition of corporate sponsor license fee revenue and guaranteed rights fee expenses. As a result of such adoption, HCI recognized a $4,559 charge against its earnings, representing the after-tax cumulative effect of the accounting change. The Company reported 9.1% of such charge, or $415, less a $141 deferred tax benefit, as a charge against its 1996 earnings.

During HCI's 1996 fiscal year, HCI sold certain operating assets to USA in exchange for its 33.8% common equity position. The transaction resulted in a gain, net of tax, of approximately $4,000 for HCI, the Company's share of which amounted to $377, as reflected in the Company's 1996 equity in earnings of affiliated companies.

INVESTMENT IN GRAY AND GAIN ON ISSUANCE OF COMMON SHARES - As of June 30, 1999, the Company owned approximately 16.9% of Gray's outstanding common stock, shares of series A and series B preferred stock having an aggregate face value of $11,750 and warrants to purchase additional shares of Gray's class A and class B common stock. Gray is a communications company, based in Atlanta, Georgia, that operates thirteen network affiliated television stations (three of which were acquired on October 1, 1999), four daily newspapers (one of which was acquired in March 1999), an advertising weekly shopper, a satellite broadcasting operation and a paging business.

In 1996, Gray consummated a public offering of 3.5 million shares of class B common stock, resulting in net proceeds to Gray of $67,060. As a result of such issuance, the Company's common equity ownership of Gray was reduced from 27.1% to 15.2% (and the Company's voting power from 27.1% to 25.1%), resulting in a pretax gain for the Company of $8,179 in 1996. In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900 in 1998.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions, dispositions and acquisition financing. Income on a portion of such fees is deferred and recognized over forty years as a result of the Company's equity investment position in Gray. Due to the reduction in the Company's equity ownership of Gray as described above, $174 of previously deferred consulting fees were recognized as consulting fee income in 1996. The Company recognized consulting fee income from Gray of $609 and $652 for the six months ended June 30, 1999 and 1998, respectively, and $1,618, $681 and $844 for the years ended December 31, 1998, 1997 and 1996, respectively, for services rendered in connection with certain of Gray's acquisitions and dispositions. As of June 30, 1999, December 31, 1998 and December 31, 1997, income from additional consulting fees of $608, $762 and $400, respectively, has been deferred and will be recognized as Gray amortizes goodwill associated with its acquisitions.

In January 1996, the Company purchased an 8% Subordinated Note (the "8% Note") of Gray in the principal amount of $10,000, on which the Company received interest income of $580 during 1996. In connection with the purchase of the 8% Note, Gray issued to the Company warrants to purchase up to 731,250 shares of Gray's class A common stock at $11.92 per share (as adjusted for a 3-for-2 stock split announced by Gray effective September 30, 1998). In September 1996, the Company exchanged the 8% Note for 1,000 shares of Gray's series A preferred stock, which entitles the holder thereof to cash dividends at an annual rate of $800 per share. At that same time, the Company purchased for $5,000, 500 shares of Gray's series B preferred stock entitling the holder thereof to annual dividends of $600 per share, which are cumulative. In connection with the Company's acquisition of series B preferred stock, Gray issued to the Company warrants to purchase up to 375,000 shares of Gray's class A common stock at $16.00 per share (adjusted for the 3-for-2 stock split). Of the total warrants owned by the Company to purchase 1,106,250 shares of Gray's class A common stock, 903,750 are fully vested and exercisable as of June 30, 1999, with the remaining warrants vesting periodically through 2001. The warrants expire in 2006. Dividends on the series B preferred stock are payable in cash or in additional shares of series B preferred stock, at Gray's option. Total dividend income on Gray series A and B preferred stock of $452 and $550 was recognized by the Company for the six months ended June 30, 1999 and 1998, respectively, and $1,072, $1,100 and $293 was recognized for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, Gray redeemed $3,805 of the series B preferred stock held by the Company, reducing the Company's investment in Gray's series B preferred stock to 175 shares.

In 1996, Gray retired certain of its debt, thereby incurring an after-tax extraordinary loss of $3,159 related to costs associated with the retired debt. As a result, the Company recognized 15.2% of Gray's charge, or $480, less a $185 deferred tax benefit, as an extraordinary loss in 1996.

Gray's class A and class B common stock is publicly traded on the New York Stock Exchange (symbols: GCS and GCS.B, respectively). The aggregate market value of Gray common stock owned by the Company was $40,519 on June 30, 1999 and $36,903 and $35,178 on December 31, 1998 and 1997, respectively.

INVESTMENT IN TARZIAN - On January 28, 1999, the Company acquired shares of the outstanding common stock of Tarzian for $10,000. The acquired shares represent 33.5% of the total outstanding common stock of Tarzian as of June 30, 1999, both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian filed a complaint with the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the seller to purchase the shares from the seller prior to the Company's purchase of the shares, and requests judgment providing that the seller be required to sell the shares to Tarzian. The Company believes that a binding contract between Tarzian and the seller did not exist prior to the Company's purchase of the shares, and in any case, the Company's purchase agreement with the seller provides that in the event that a court of competent jurisdiction awards title to a person or entity other than the Company, the purchase agreement is rescinded, and the seller is required to pay the Company the full $10,000 purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana.

On March 1, 1999, the Company executed an option agreement with Gray, whereby Gray has the option of acquiring the Tarzian investment from the Company for $10,000 plus related costs. Gray has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension and has extended this option period through December 31, 1999. The Company received from Gray warrants to acquire 100,000 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option. The warrants expire 10 years following the date on which Gray exercises its option.

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

The Company and Rawlings also entered into a Standstill Agreement, which, among other things, provides that, for a specified period, the Company will be restricted in acquiring additional shares of Rawlings' common stock or participating in certain types of corporate events relating to Rawlings, including proxy contests and tender offers, subject to certain exceptions. Pursuant to a Registration Rights Agreement, Rawlings has also granted the Company rights to have shares issuable upon the exercise of the warrants (and the additional warrants, if any) registered under the Securities Act of 1933 under certain circumstances.

Rawlings' common stock is publicly traded on the Nasdaq Stock Market (symbol:
RAWL). The aggregate market value of Rawlings common stock owned by the Company was $8,260 on June 30, 1999 and $9,124 and $4,602 on December 31, 1998 and 1997,
respectively.

INVESTMENT IN TSI - In 1998, the Company acquired shares of TSI series C convertible preferred stock for $2,500. In January 1999, the Company invested an additional $1,000 for shares of series C1 convertible preferred stock. TSI, based in Raleigh, North Carolina, is a website services provider for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations. Assuming conversion of all TSI preferred stock, the Company's investment equates to approximately a 7.6% share of TSI's capital stock as of June 30, 1999. Dividends on the series C and series C1 convertible preferred stock are cumulative, and accrue at $.85 per share per annum and $1.14 per share per annum, respectively, from the issue date, and are payable quarterly at TSI's discretion. Accumulated and unpaid dividends on outstanding series C and series C1 preferred stock are to be paid in cash on July 31, 2003. Due to the speculative nature of the Company's investment in TSI, and due to the preference of Series A and Series B preferred shareholders with respect to TSI dividend rights, the Company has not recognized dividend income on its preferred stock investment in TSI. Upon completion of the HCI-USA Acquisition, the Company would own approximately 14.6% of TSI's capital stock, assuming conversion of all outstanding preferred shares, as a result of the Company's acquisition of TSI common stock currently owned by HCI.

SUMMARIZED AGGREGATE FINANCIAL INFORMATION - The summarized aggregate financial information of affiliated companies follows:

Aggregate financial position (reflecting Gray and CSP as of June 30, 1999, December 31, 1998 and December 31, 1997; combined with HCI as of December 31, 1998, June 30, 1998 and June 30, 1997; combined with Rawlings as of May 31, 1999, November 30, 1998 and November 30, 1997):

                                      JUNE 30,             DECEMBER 31,
                                        1999          1998               1997
         Current assets              $148,446      $144,648           $126,302
         Property and equipment        71,665        70,614             59,361
         Total assets                 658,364       644,568            503,667
         Current liabilities           64,514        59,699             53,732
         Long-term debt               352,090       339,677            288,144
         Total liabilities            477,219       462,833            362,892
         Stockholders' equity         181,145       181,735            140,775

Aggregate operating results (reflecting Gray and CSP for the six months ended June 30, 1999 and 1998, and the years ended December 31, 1998, 1997 and 1996; combined with HCI for the six months ended December 31, 1998 and 1997, and for the years ended June 30, 1998, 1997 and 1996; combined with Rawlings for the six months ended May 31, 1999 and 1998, and the years ended November 30, 1998, 1997 and 1996):

                                SIX MONTHS ENDED
                                     JUNE 30,                        YEARS ENDED DECEMBER 31,
                              1999             1998            1998            1997             1996
                                           (unaudited)
Operating revenue          $ 190,094        $ 185,708       $ 347,850       $ 294,583        $ 263,302
Income from operations        15,284           24,047          37,351          34,106           27,901
Net income (loss)               (938)           5,062          47,546           4,845            7,666


Undistributed earnings of investments accounted for by the equity method amount to approximately $3,270 as of June 30, 1999.

5.   INVENTORIES

Inventories related to the Company's printer operations consist of the following:

                                    JUNE 30,         DECEMBER 31,
                                      1999         1998         1997
               Raw materials         $3,424       $3,200       $2,734
               Work-in-process          742          729          711
               Finished goods         1,339        1,238          312
                                     ------       ------       ------
                                     $5,505       $5,167       $3,757
                                     ======       ======       ======


6.   PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following:

                                                         JUNE 30,          DECEMBER 31,
                                                           1999         1998          1997
          Land                                            $  750       $  750       $  750
          Production equipment                             3,138        2,993        2,797
          Research and development equipment                 660          638          534
          Office furniture and equipment                     714          666          568
                                                          ------       ------       ------
                                                           5,262        5,047        4,649

          Accumulated depreciation and amortization        2,642        2,424        2,011
                                                          ------       ------       ------
                                                          $2,620       $2,623       $2,638
                                                          ======       ======       ======

Bull Run's executive offices are leased from a company affiliated with a principal stockholder and director of the Company under an operating lease expiring in 2002. Datasouth leases its main facility for printer operations under an operating lease expiring in December 2000, having a renewal option for an additional three year period, and leases its west coast repair and distribution center under an operating lease expiring in April 2001. The Company's total rental expense was $226 and $263 for the six months ended June 30, 1999 and 1998, respectively, and $481, $328 and $309 for the years ended December 31, 1998, 1997 and 1996, respectively. The minimum annual rental commitments under these and other leases with an original lease term exceeding one year are approximately $433, $349, $120 and $9 for the years ending June 30, 2000, 2001, 2002 and 2003, respectively.


7.   LONG-TERM DEBT AND NOTES PAYABLE

The Company amended its long-term debt agreements with two banks in 1998, and further amended the agreements in 1999. Under an agreement amended March 20, 1998 and further amended February 24, 1999, March 22, 1999 and March 24, 1999 (the "March 1998 Agreement"), the Company had outstanding (a) two term notes payable to a bank, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, requiring no principal payments prior to maturity on January 1, 2003, under which $42,313 was outstanding on June 30, 1999 (classified as current - see dicussion below) and December 31, 1998, and $34,343 was outstanding as of December 31, 1997; (b) two term notes payable to a bank issued in 1999, bearing interest at the bank's prime rate, due November 24, 1999, under which $1,353 was outstanding on June 30, 1999; and (c) a revolving bank credit facility for borrowings of up to $3,500 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $3,392 was outstanding on June 30, 1999, and $2,536 and $3,183 was outstanding as of December 31, 1998 and 1997, respectively.

Under an agreement amended February 20, 1998 and further amended March 5, 1999 and June 30, 1999 (the "February 1998 Agreement"), the Company had outstanding
(a) a $4,000 term note, bearing interest at LIBOR plus 3%, paid to a bank in quarterly installments of $250, under which $3,500 was outstanding on June 30, 1999 and $4,000 was outstanding on December 31, 1998; and (b) a revolving bank credit facility for borrowings of up to $5,000, bearing interest at the prime rate plus .25%, under which $4,803 was outstanding on June 30, 1999 and $5,000 was outstanding on December 31, 1998. All amounts due under the February 1998 Agreement are payable on demand. As of December 31, 1997, $5,472 was outstanding under a predecessor revolving bank credit facility.

The Company also has a bank note in the amount of $10,000 due November 24, 1999 with interest at the bank's prime rate, and a demand bank note for borrowings of up to $2,000, bearing interest at the bank's prime rate, under which $2,000 was outstanding as of June 30, 1999 and December 31, 1998, and $1,500 was outstanding as of December 31, 1997. The $10,000 note was issued in connection with the Company's investment in Tarzian on January 28, 1999.

The bank's prime rate as of June 30, 1999 was 7.75%. The interest rate on the Company's LIBOR-based debt of $42,313 for the 90-day period including June 30, 1999 was 6.76%. The interest rate on the Company's LIBOR-based borrowings of $3,500 for the 90-day period including June 30, 1999 was 8.37%.

Long-term debt is collateralized by the Company's accounts receivable, inventories and equipment; common stocks of Gray, Rawlings and Tarzian owned by the Company; preferred stocks of Gray and TSI owned by the Company; warrants to purchase Gray's and Rawlings' common stocks held by the Company; and shares of the Company's common stock held by a significant shareholder of the Company. The existing credit facilities contain certain financial covenants, some of which have been waived or modified during 1999, the most restrictive of which requires maintenance of a debt service ratio, as defined, of 1.1 to 1.0. As a result of the potential for future convenant violations under the existing credit facilities at measurement dates up to and including June 30, 2000, the Company has classified all of its long-term debt as current as of June 30, 1999.

The Company currently anticipates refinancing all existing notes payable and long-term debt agreements in connection with the bank financing of the HCI-USA Acquisition. If the HCI-USA Acquisition is not consummated, the Company expects to refinance all existing notes payable and long-term debt agreements.

In connection with certain of the Company's bank credit facilities (under which approximately $57.1 million was outstanding as of June 30, 1999), the Company's chairman of the board entered into a put agreement in favor of the bank for up to $52.9 million, for which he received no compensation. Such agreement provides that if the Company defaults on its bank loan, the chairman will repay the amount of such loan to the bank. If he is obligated to pay such amount, he would have the right to any or all of the Company's collateral under such loan as would be necessary for him to recoup his obligation, with such collateral including the Company's investments in Gray, HCI, CSP, Tarzian, Rawlings and TSI.

The Company is a party to an interest rate swap agreement, effectively modifying the interest characteristics of $20,000 of the Company's outstanding long-term debt. The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The Company effectively converted $20,000 of debt bearing interest at LIBOR plus 1.75% to a fixed rate of 7.83% under the agreement, which took effect January 1, 1999 and expires December 31, 2008. Under a second interest rate swap agreement, which was terminated at no cost to the Company on June 30, 1999, $4,000 of long-term debt was subject to a fixed rate of 8.66% beginning September 30, 1998, instead of LIBOR plus 3%.

8.   INCOME TAXES

The Company's income tax benefit (provision) consists of the following:

                                SIX MONTHS ENDED
                                    JUNE 30,                     YEARS ENDED DECEMBER 31,
                              1999           1998           1998           1997          1996
                                         (unaudited)
           Current:
              Federal       $              $              $              $    50        $   (67)
              Foreign            (7)                          (14)
              State              22              4             (3)            (3)           (66)
                            -------        -------        -------        -------        -------
                                 15              4            (17)            47           (133)
           Deferred           1,000            502         (1,837)           892         (3,879)
                            -------        -------        -------        -------        -------
                            $ 1,015        $   506        $(1,854)       $   939        $(4,012)
                            =======        =======        =======        =======        =======


The principal differences between the federal statutory tax rate and the effective tax rate are as follows:

                                         SIX MONTHS ENDED
                                             JUNE 30,           YEARS ENDED DECEMBER 31,
                                         1999       1998       1998      1997       1996
                                                 (unaudited)
Federal statutory tax rate               34.0 %     34.0 %     34.0 %    34.0 %     34.0 %
Reduction in valuation allowance                                                    (0.5)
Goodwill amortization                    (2.1)      (3.7)       3.1      (3.8)       1.0
State income taxes, net of federal
     benefit                              1.3        0.2        6.3       1.7        4.6
Other, net                               (2.2)      (2.2)       0.6       2.6        1.5
                                         ----       ----       ----      ----       ----
Effective tax rate                       31.0 %     28.3 %     44.0 %    34.5 %     40.6 %
                                         ====       ====       ====      ====       ====

Deferred tax liabilities (assets) are comprised of the following:

                                                        JUNE 30,            DECEMBER 31,
                                                          1999           1998           1997
      Investment in affiliated companies                $ 6,578        $ 6,971        $ 4,420
      Property and equipment                                148            165            204
      Goodwill                                               40             32
      Other, net                                             39
                                                        -------        -------        -------
         Gross deferred tax liabilities                   6,805          7,168          4,624

      Deferred income                                      (262)          (263)          (141)
      Allowance for doubtful accounts                       (27)           (32)           (21)
      Inventory costs and reserves                         (250)          (232)          (154)
      Employee benefits                                     (56)           (47)           (40)
      Warranty reserve                                      (33)           (33)           (23)
      Net operating loss carryforward                    (1,161)          (535)          --
      Business credit carryforward                         (115)          (115)          (129)
      Alternative Minimum Tax credit carryforward          (492)          (492)          (503)
      Other, net                                                           (10)           (14)
                                                        -------        -------        -------
         Gross deferred tax assets                       (2,396)        (1,759)        (1,025)

         Total deferred taxes, net                      $ 4,409        $ 5,409        $ 3,599
                                                        =======        =======        =======

As of June 30, 1999, the Company has a net operating loss carryforward for tax purposes of approximately $3,400 expiring beginning in 2018 to reduce Federal taxable income in the future, and an Alternative Minimum Tax ("AMT") credit carryforward of approximately $492, and a business credit carryforward of approximately $115, to reduce regular Federal tax liabilities in the future.


9.   STOCK OPTIONS

The Company's 1994 Long Term Incentive Plan (the "1994 Plan") reserves 7,200,000 shares of the Company's common stock for issuance of stock options, restricted stock awards and stock appreciation rights, following shareholder approval on September 14, 1999 of an increase in the number of shares available for grant under the 1994 Plan. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from three to ten years. In connection with the HCI-USA Acquisition, options for an aggregate of 3,158,475 exercisable shares are expected to be granted to former holders of options for HCI and USA shares, at exercise prices ranging from $.34 to $4.06 per share.

Considering the increase in the number of shares available approved on September 14, 1999, and considering the number of option shares expected to be issued in connection with the HCI-USA Acquisition, there will be 2,019,125 shares available for future option grants. Shares available for future option grants under the 1994 Plan were 1,477,500 as of June 30, 1999, 1,527,500 as of December 31, 1998 and 567,000 as of December 31, 1997.

The Company's Non-Employee Directors' 1994 Stock Option Plan (the "1994 Directors' Plan") reserves 350,000 shares of the Company's common stock for issuance of stock options. Options under the 1994 Directors' Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors' Plan were 170,000 as of June 30, 1999 and December 31, 1998, and 180,000 as of December 31, 1997.

Information with respect to the Company's stock option plans follows:

                                                            OPTION          OPTION
                                                            SHARES        PRICE RANGE
        Outstanding as of December 31, 1995               1,641,000      $0.75 - $1.66
          Grants                                            535,000      $2.44 - $2.68
          Exercised                                         (45,000)         $0.88
          Forfeited                                         (96,000)         $0.88
                                                          ---------
        OUTSTANDING AS OF DECEMBER 31, 1996               2,035,000      $0.75 - $2.68
          Grants                                            135,000      $2.31 - $2.44
          Exercised                                        (258,000)     $0.75 - $1.48
          Forfeited                                         (30,000)         $2.44
                                                          ---------
        OUTSTANDING AS OF DECEMBER 31, 1997               1,882,000      $0.75 - $2.68
          Grants                                             50,000      $3.19 - $4.38
          Exercised                                        (254,000)     $0.88 - $0.96
                                                          ---------
        OUTSTANDING AS OF DECEMBER 31, 1998               1,678,000      $0.75 - $4.38
          Grants                                             50,000          $3.69
          Exercised                                        (198,000)     $0.88 - $2.68
                                                          ---------
        OUTSTANDING AS OF JUNE 30, 1999                   1,530,000      $0.75 - $4.38
                                                          =========

        EXERCISABLE AS OF:
                                      DECEMBER 31, 1996   1,120,000      $0.75 - $2.44
                                      DECEMBER 31, 1997   1,287,000      $0.75 - $2.68
                                      DECEMBER 31, 1998   1,387,000      $0.75 - $4.38
                                          JUNE 30, 1999   1,363,000      $0.75 - $4.38

The weighted average per share fair value of options granted was $1.98 for the six months ended June 30, 1999, and $1.59 and $1.26 for the years ended December 31, 1998 and 1997. As of June 30, 1999, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life is as follows: 75,000 exercisable shares at $.75 per share, expiring in 3.3 years; 581,000 exercisable shares at $.88 per share, expiring in 4.0 years; 300,000 exercisable shares at $1.46 per share, expiring in 4.0 years; 385,000 shares at $2.63 per share, expiring in 2.9 years (360,000 shares of which are exercisable); 89,000 shares at $2.38 per share, expiring in
6.7 years (32,000 shares of which are exercisable); 50,000 shares at $3.59 per share, expiring in 8.9 years (15,000 shares of which are exercisable); and 50,000 non-exercisable shares at $3.69 per share expiring in 9.6 years.

Pro forma net income and earnings per share required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 6.32%, dividend yield of 0.0%, a volatility factor of
 .453, and a weighted-average expected life for the options of four to six years. Had compensation cost been measured based on the fair value based accounting of FAS 123, the net loss for the six months ended June 30, 1999 would have been $(2,303), or $(.10) per share (basic and diluted); net income for the year ended December 31, 1998 would have been $2,224, or $.10 per share (basic and diluted); the net loss for the year ended December 31, 1997 would have been $(1,900), or $(.09) per share (basic and diluted); and net income for the year ended December 31, 1996 would have been $5,225, or $.24 per share (basic) and $.23 per share (diluted). These pro forma results are provided for comparative purposes only and do not purport to be indicative of what would have occurred had compensation cost been measured under FAS 123 or of results which may occur in the future. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregate fair value of the Company's investment in affiliated companies was approximately $105,000 as of June 30, 1999, compared to the carrying value of $85,311; approximately $88,000 as of December 31, 1998, compared to the carrying value of $74,767, and approximately $73,000 as of December 31, 1997, compared to the carrying value of $62,972. The estimate of fair value was based on, in the case of publicly-traded Gray and Rawlings, quoted market prices on the New York Stock Exchange and the Nasdaq Stock Market, respectively, as of June 30, 1999, December 31, 1998 and December 31, 1997; in the case of privately-held HCI, CSP and USA, for June 30, 1999 and December 31, 1998, the negotiated HCI-USA Acquisition per share purchase price for shares not currently owned by the Company, and for December 31, 1997, recent transactions in the capital stock of each company; in the case of TSI, recent transactions in its capital stock; in the case of Tarzian, acquisition cost; and management estimates.

The fair value of the interest rate swap agreements executed in 1998, having an aggregate notional amount of $20,000 as of June 30, 1999, $24,000 as of December 31, 1998 and $24,750 as of December 31, 1997, is not recognized in the financial statements. If, in the future, an interest rate swap agreement was terminated, any resulting gain or loss would be deferred and amortized to interest expense over the initial remaining life of the interest rate swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in the statement of operations coincident with the extinguishment. The estimated amount to be received (paid) on terminating the swap agreements, if the Company elected to do so, was approximately $432,000 and $(1,300,000) as of June 30, 1999 and December 31, 1998, respectively.

All other financial instruments, including cash, cash equivalents, receivables, payables and variable rate notes payable and long-term debt are estimated to have a fair value which approximates its carrying value in the financial statements.

11.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                    SIX MONTHS ENDED
                                                        JUNE 30,                     YEARS ENDED DECEMBER 31,
                                                  1999           1998           1998          1997           1996
                                                              (unaudited)
Income (loss) before extraordinary item
   and cumulative effect of accounting
   change                                       $ (2,261)      $ (1,282)      $  2,360      $ (1,773)      $  5,877
Extraordinary item                                                                                             (295)
Cumulative effect of accounting change                                                                         (274)
                                                --------       --------       --------      --------       --------
Net income (loss)                               $ (2,261)      $ (1,282)      $  2,360      $ (1,773)      $  5,308
                                                ========       ========       ========      ========       ========
Weighted average number of common
   shares outstanding for basic earnings
   (loss) per share                               22,330         22,098         22,189        21,302         22,013
Effect of dilutive employee stock options                                          993                          932
                                                --------       --------       --------      --------       --------
Adjusted weighted average number of
   common shares and assumed
   conversions for diluted earnings (loss)
   per share                                      22,330         22,098         23,182        21,302         22,945
                                                ========       ========       ========      ========       ========

Basic earnings (loss) per share:
Income (loss) before extraordinary
  item and cumulative effect of
  accounting change                             $  (0.10)      $  (0.06)      $   0.11      $  (0.08)      $   0.26
Extraordinary item                                                                                            (0.01)
Cumulative effect of accounting change                                                                        (0.01)
                                                --------       --------       --------      --------       --------
Net income (loss)                               $  (0.10)      $  (0.06)      $   0.11      $  (0.08)      $   0.24
                                                ========       ========       ========      ========       ========
Diluted earnings (loss) per share:
Income (loss) before extraordinary
  item and cumulative effect of
  accounting change                             $  (0.10)      $  (0.06)      $   0.10      $  (0.08)      $   0.25
Extraordinary item                                                                                            (0.01)
Cumulative effect of accounting change                                                                        (0.01)
                                                --------       --------       --------      --------       --------
Net income (loss)                               $  (0.10)      $  (0.06)      $   0.10      $  (0.08)      $   0.23
                                                ========       ========       ========      ========       ========




12.  RETIREMENT PLANS

The Company has a 401(k) defined contribution benefit plan, whereby employees of the Company may contribute 1% to 15% of their gross pay to the plan subject to limitations set forth by the Internal Revenue Service. The Company may make matching and/or discretionary contributions to the employees' accounts in amounts to be determined annually. Total Company contributions to the plan were $163 and $140 for the six months ended June 30, 1999 and 1998, respectively, and $252, $208 and $243 for the years ended December 31, 1998, 1997 and 1996, respectively.


13.  GEOGRAPHIC DATA AND SIGNIFICANT CUSTOMER

Sales to non-domestic customers, located primarily in Western Europe and South America were $2,939 and $1,982 for the six months ended June 30, 1999 and 1998, respectively and $2,823, $2,497 and $2,954 for the years ended December 31, 1998, 1997 and 1996, respectively.

A significant amount of revenue from printer operations is derived from one customer. Approximately 21% and 31% of the Company's revenue from printer operations was attributable to this customer for the six months ended June 30, 1999 and 1998, respectively. Approximately 31%, 33% and 30% of such revenue was attributable to this customer for the years ended December 31, 1998, 1997 and 1996, respectively.

                               SUPPLEMENTARY DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)


                                                 FIRST           SECOND          THIRD          FOURTH
                                                QUARTER         QUARTER         QUARTER         QUARTER

                   1999
Revenue from printer operations                 $ 7,533         $ 6,103
Gross profit                                      2,158           1,468
Consulting fee income                               195             414
Net loss                                         (1,057)         (1,204)
Loss per share:
    Basic                                       $ (0.05)        $ (0.05)
    Diluted                                     $ (0.05)        $ (0.05)
Weighted average number of shares:
    Basic                                        22,264          22,396
    Diluted                                      22,264          22,396

                   1998
Revenue from printer operations                 $ 6,614         $ 7,544         $ 7,220        $ 8,470
Gross profit                                      1,644           1,877           1,849          2,375
Consulting fee income                                 2             650             964              2
Net income (loss)                                (1,083)           (199)          4,040           (398)
Earnings (loss) per share:
    Basic                                       $ (0.05)        $ (0.01)         $ 0.18        $ (0.02)
    Diluted                                     $ (0.05)        $ (0.01)         $ 0.17        $ (0.02)
Weighted average number of shares:
    Basic                                        22,029          22,167          22,283         22,277
    Diluted                                      22,029          22,167          23,285         22,277

                   1997
Revenue from printer operations                 $ 5,465         $ 5,102         $ 5,545        $ 5,527
Gross profit                                      1,528           1,313           1,566          1,265
Consulting fee income                               598               9              72              2
Net income (loss)                                    20            (469)           (374)          (950)
Earnings (loss) per share:
    Basic                                        $ 0.00         $ (0.02)        $ (0.02)       $ (0.04)
    Diluted                                      $ 0.00         $ (0.02)        $ (0.02)       $ (0.04)
Weighted average number of shares:
    Basic                                        21,363          21,260          21,290         21,294
    Diluted                                      22,259          21,260          21,290         21,294

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning Messrs. Robinson, Prather and Howell, executive officers and directors of the Company, as well as Mr. Erickson, an executive officer of the Company, is set forth in Item 1 hereof under "Executive Officers" and incorporated by reference herein. Information concerning the Company's non-employee directors is set forth below:

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

     James W. Busby, age 45, a director of the Company since 1994, is the retired President of Datasouth Computer Corporation, a subsidiary of the Company, having served in that capacity from 1984 to 1997. He was one of the founders of Datasouth in 1977, serving as Secretary from 1977 to 1984.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of the Company's common stock. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the six months ended June 30, 1999 all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10 percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes the compensation earned by the Company's President and Chief Executive Officer and the other executive officers earning $50,000 or more during the six months ended June 30, 1999 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                                      Awards
                                                                              ----------------------
                                           Annual Compensation                      Securities
        Name and                           -------------------     Restricted       Underlying       All Other
   Principal Position          Year        Salary       Bonus     Stock Awards      Options (#)    Compensation
   ------------------          ----        ------       -----     ------------      -----------    ------------
Robert S. Prather, Jr.,   1999 (6 mos.)    $176,346      -             -                -           $ 9,600 (1)
 President and Chief           1998        $339,580    $125,000        -                -           $ 9,600 (1)
 Executive Officer of          1997        $332,018    $100,000        -         300,000 shares     $ 9,500 (1)
 the Company                   1996        $299,240    $125,000        -                -           $ 9,000 (1)

Frederick J. Erickson,    1999 (6 mos.)    $ 65,846      -             -          50,000 shares     $ 5,298 (1)
 Vice President - Finance      1998        $122,962    $ 22,450        -                -           $ 9,600 (1)
 of the Company and            1997        $112,831    $ 12,626        -                -           $ 7,854 (1)
 Executive Vice President      1996        $100,005    $ 30,063        -                -           $ 7,385 (1)
 of Datasouth

(1) Consists of employer contributions to the Company's defined contribution retirement plan.

     The following table sets forth information concerning stock options granted during the most recent fiscal period to the named executive officers. The options were granted pursuant to the Company's 1994 Long Term Incentive Plan.

                       OPTION GRANTS IN LAST FISCAL PERIOD

                                                                                              Potential Realizable
                                                                                                Value At Assumed
                         Number of      % of Total                                            Annual Rates of Stock
                        Securities        Options                                            Price Appreciation for
                        Underlying      Granted to     Exercise                                 Option Term (3)
                          Options      Employees in     or Base      Expiration                 ---------------
        Name            Granted (#)    Fiscal Period     Price          Date          5% ($)       10% ($)
        ----            -----------    -------------     -----          ----          ------       -------
Frederick J. Erickson    50,000 (1)      100% (2)       $ 3.69    February 1, 2009  $ 115,952     $ 293,846

(1) All options were granted at an exercise price equal to the market value of the underlying shares on the date of the grant.
(2) Options for a total of 50,000 shares were granted to employees during the six months ended June 30, 1999.
(3) Represents the potential appreciation of the options over their stated term of 10 years, based upon assumed compounded rates of appreciation of 5% per year and 10% per year. The amounts set forth in these columns are not intended as forecasts of future appreciation, which is dependent upon the actual increase, if any, in the market price of the underlying shares, and there is no assurance that the amounts of appreciation shown in the table actually will be realized.

     The following table sets forth certain information concerning exercise of stock options by each named executive officer during the six months ended June 30, 1999 and unexercised options held by the named executive officers as of June 30, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL PERIOD
                        AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Securities           Value of Unexercised
                                                         Underlying Unexercised          In-the-Money Options
                       Shares Acquired      Value    Options at Fiscal Year-End (#)     at Fiscal Year-End ($)
        Name           on Exercise (#)    Realized      Exercisable/Unexercisable     Exercisable/Unexercisable
        ----           ---------------    --------   ------------------------------   -------------------------
Robert S. Prather, Jr.     100,000        $144,375(1)          275,000 / 0               $ 504,403 / $ 0 (2)
Frederick J. Erickson         -               -              72,000 / 50,000          $ 238,500 / $ 190,625 (2)

(1) Based on the difference between the closing market price per share on the exercise date of $4.13 and the exercise price.
(2) Based on the difference between the closing market price per share on June 30, 1999 of $4.19 and the exercise price.


LONG TERM INCENTIVE PLANS

     Under the Company's 1994 Long Term Incentive Plan (the "1994 Plan"), 7,200,000 shares of Common Stock are currently reserved for issuance as restricted stock awards and for issuance upon the exercise of stock options and stock appreciation rights. As of June 30, 1999, options for a total of 1,455,000 shares were issued and outstanding under the 1994 Plan with prices ranging from $.88 to $4.38 per share. Of the 1,455,000 shares issuable upon the exercise of outstanding options, 700,000 vest in 20% annual increments beginning one year following date of grant and are exercisable over a period not to exceed five to 10 years; 300,000 vest in annual increments of 150,000 each, beginning one year following the date of grant, and are exercisable over a period not to exceed five years; 75,000 vest in annual increments of 25,000 each, beginning one year following the date of grant, and are exercisable over a period not to exceed ten years; 50,000 vest in increments of 10,000, 20,000 and 20,000 on the first, second and third anniversary date of the grant, respectively, and are exercisable over a period not to exceed 10 years; and the remaining 330,000 were fully vested at the date of grant. Options to purchase 198,000 shares were exercised during the six months ended June 30, 1999 and no options for shares were cancelled during the same period.

     The Company's 1987 Non-Qualified Stock Option Plan terminated in 1992. There are currently outstanding under such plan, options to purchase 75,000 shares of Common Stock at an exercise price of $.75 per share.

EMPLOYEE INCENTIVE PLANS

     The Company's wholly-owned subsidiary, Datasouth, has employee incentive plans covering substantially all Datasouth employees. Payments made to individual employees pursuant to these plans, if any, will vary from year to year as they will be based on "defined operating profits" (income before income taxes, investment income, and interest income/expense) of Datasouth. The plans include one for certain key employees (see "Summary Compensation Table") and one for all other eligible employees. No incentive plan compensation was earned during the six months ended June 30, 1999.

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

DIRECTORS' COMPENSATION

     Robert S. Prather, Jr., a director who is also an employee of the Company, receives no fees for his services as a director. Directors who are not employees of the Company or its subsidiaries are paid a fee of $2,500 per quarter for their services as directors and are reimbursed for their expenses for each meeting attended. Directors who are not officers or employees of the Company or its subsidiaries are eligible to receive stock options under the Company's Non-Employee Directors' 1994 Stock Option Plan (the "1994 Non-Employee Directors' Plan"). No stock options under the 1994 Non-Employee Directors' Plan were granted in the six months ended June 30, 1999. In the year ended December 31, 1998, each of Mr. Gerald N. Agranoff and Mr. James W. Busby, directors of the Company, was granted an option to purchase up to 5,000 shares of Common Stock at an exercise price of $4.38 per share, (the market value of the Common Stock on the date of grant) under the 1994 Non-Employee Directors' Plan. In 1997, each of Mr. Alex C. Ritchie (a former director who resigned June 30, 1997) and Mr. Agranoff was granted an option to purchase up to 5,000 shares of Common Stock at an exercise price of $2.38 per share, (the market value of the Common Stock on the date of grant) under the 1994 Non-Employee Directors' Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     J. Mack Robinson, Gerald N. Agranoff and James W. Busby are the members of the Company's Compensation and Stock Option Committee. Mr. Robinson, Chairman of the Company, is also President and Chief Executive Officer of Gray Communications Systems, Inc., the Company's 16.9%-owned affiliate, and serves on the Compensation Committee of Gray. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is also Executive Vice President and a director of Gray. Hilton H. Howell, Jr., Vice President, Secretary and a director of the Company, is also a director of Gray. Mr. Busby was President of Datasouth Computer Corporation, the Company's wholly-owned subsidiary, from 1984 until his retirement in 1997.

     The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions, dispositions and acquisition financing. The Company charged Gray fees totaling $567,000 during the six months ended June 30, 1999, and $1,980,000 for the year ended December 31, 1998 for such services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding persons or groups known by the Company to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock as of August 31, 1999 is shown in the following table. Information concerning such security holdings has been furnished by the holders thereof to the Company.

                                                          Amount and
 Name and Address of                                      Nature of
   Beneficial Owner                                   Beneficial Ownership       Percent of Class
 -------------------                                  --------------------       ----------------
Robert S. Prather, Jr. (1)                                 3,110,598(2)(3)            13.6%
J. Mack Robinson (1)                                       6,941,706(3)(4)            30.7%
Robinson-Prather Partnership (1)                           2,660,598(3)               11.8%
Harriett J. Robinson (1)                                   6,941,706(3)(4)            30.7%
Harriett J. Robinson, Trustee
     Robin M. Robinson Trust (1)                           3,085,598(3)               13.7%
Harriett J. Robinson, Trustee
     Jill E. Robinson Trust (1)                            3,168,598(3)               14.1%
Gulf Capital Services, Ltd. (1)                            2,660,598(3)               11.8%
James W. Busby (5)                                         2,295,906(5)               10.2%
Samuel R. Shapiro (6)                                      3,620,300(6)               16.1%
Shapiro Capital Management Company, Inc. (6)               3,535,300(6)               15.7%
Hilton H. Howell, Jr. (1)                                  1,916,050(7)                8.6%

--------------

(1) The address of each of these shareholders is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(2) Includes 275,000 shares which Mr. Prather has the right to acquire through the exercise of currently exercisable options.

(3) Includes 2,660,598 shares owned by Robinson-Prather Partnership, the general partners of which are Robert S. Prather, Jr., President, Chief Executive Officer, and a director of the Company; J. Mack Robinson, Chairman of the Board of the Company; Harriett J. Robinson (the wife of Mr. Robinson); Harriett J. Robinson, as trustee for Robin M. Robinson Trust (the "RMR Trust"); Harriett J. Robinson, as trustee for Jill E. Robinson Trust (the "JER Trust"); and Gulf Capital Services, Ltd. The partnership agreement for Robinson-Prather Partnership provides that Messrs. Prather and Robinson have the exclusive control of the day-to-day operations of the partnership, including the power to vote or dispose of the shares owned by Robinson-Prather Partnership. Each general partner disclaims beneficial ownership of the shares of Common Stock owned by Robinson-Prather Partnership, except to the extent of his pecuniary interest in such shares, which is less than the amount disclosed.

(4)  Includes as to each of J. Mack Robinson and his wife, Harriett J. Robinson:
     1,146,358 shares owned directly by Mr. Robinson; 310,500 shares owned directly by Mrs. Robinson; 100,000 shares which Mr. Robinson has the right to acquire through the exercise of currently exercisable options; 425,000 shares owned directly by the RMR Trust and 507,500 shares owned directly by the JER Trust, of each of which Mrs. Robinson is the trustee; and an aggregate of 1,791,050 shares owned by Delta Fire & Casualty Insurance Co. ("Delta Fire"), Delta Life Insurance Company ("Delta Life"), Bankers Fidelity Life Insurance Co. ("Bankers Fidelity Life") and Georgia Casualty & Surety Co. ("Georgia Casualty"), Georgia corporations of each of which Mr. Robinson is Chairman of the Board, President and/or principal shareholder (or the subsidiaries of the same). Each of Mr. and Mrs. Robinson disclaims beneficial ownership of the shares owned by the RMR Trust, the JER Trust, Delta Fire, Delta Life, Bankers Fidelity Life, Georgia Casualty and each other.

(5) Includes an aggregate of 62,044 shares owned by Mr. Busby's two children and 5,000 shares which Mr. Busby has the right to acquire through the exercise of currently exercisable options. The address for Mr. Busby is 1936 London Lane, Wilmington, North Carolina 28405.

(6) Based on Schedule 13G dated February 4, 1999, the address for Mr. Shapiro and Shapiro Capital Management Company, Inc., a Georgia corporation ("Shapiro Capital Management"), is 3060 Peachtree Road, N.W., Atlanta, Georgia 30305. The Schedule 13G reports that Mr. Shapiro is the president, a director and majority shareholder of Shapiro Capital Management, which reported voting and depositive power for 3,013,800 shares of Common Stock. Additionally, the Schedule 13G reported sole voting and depositive power for 521,500 shares owned by The Kaleidoscope Fund, L.P., a Georgia limited partnership, and 85,000 shares owned by Mr. Shapiro's wife. Shapiro Capital Management is an investment adviser under the Investment Advisers Act of 1940, having the authority to direct investments of its advisory clients. Mr. Shapiro disclaims beneficial ownership as to those shares in which Shapiro Capital Management, Inc. has voting and depositive power.

(7) Includes 150,000 shares which Mr. Howell has the right to acquire through the exercise of currently exercisable options; and an aggregate of 1,791,050 shares owned by Delta Fire, Delta Life, Bankers Fidelity Life and Georgia Casualty, Georgia corporations of each of which Mr. Howell is Executive Vice President. Mr. Howell is married to Robin R. Howell, Mr. Robinson's daughter and a beneficiary of the RMR Trust, which is a general partner of Robinson-Prather Partnership. Mr. Howell disclaims beneficial ownership of the shares of Common Stock owned by Delta Fire, Delta Life, Bankers Fidelity Life, Georgia Casualty, Robinson-Prather Partnership and the RMR Trust.

     Except as noted in the footnotes above, (i) none of such shares is known by the Company to be shares with respect to which such beneficial owner has the right to acquire beneficial ownership and (ii) the Company believes that the beneficial owners above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

     As of August 31, 1999, all directors and executive officers of the Company as a group (six persons) owned 10,007,841 shares of Common Stock, representing 43.1% of the outstanding shares (including 692,000 shares purchasable on or within 60 days from such date pursuant to the exercise of stock options).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases office space from Delta Life, a company of which J. Mack Robinson is Chairman of the Board and principal stockholder. Mr. Robinson is the Chairman of the Board of the Company. The term of the lease is for 10 years beginning January 1, 1993 and requires total basic rent payments of $164,976 over the 10-year term, plus a pro rata share of expenses.

     In 1998, the Company purchased under a previously announced Stock Repurchase Program (the "Program"), 40,000 shares of Common Stock from Gerald N. Agranoff, a director of the Company, for $3.69 per share, the market price of the Common Stock on the date of the purchase. Also in 1998, James W. Busby, a director of the Company, exercised an option to purchase 225,000 shares of Common Stock at $.96 per share by exchanging 50,956 shares of Common Stock at its then current market price of $4.25 per share. In 1997, the Company purchased under the Program, 500,000 shares of Common Stock from Mr. Busby for $2.50 per share, the market price of the Common Stock on the date of the purchase.

     In connection with certain of the Company's bank credit facilities (under which approximately $57.1 million was outstanding as of June 30, 1999), J. Mack Robinson, the Company's chairman of the board, executed a put agreement in favor of the bank for up to $52.9 million, for which he received no compensation. Such agreement provides that if the Company defaults on its bank loan, Mr. Robinson will repay the amount of such loan to the bank. If Mr. Robinson is obligated to pay such amount, he would have the right to any or all of the Company's collateral under such loan as would be necessary for him to recoup his obligation, with such collateral including the Company's investments in Gray, HCI, CSP, Tarzian, Rawlings and TSI. Mr. Robinson will be released from the put agreement under certain conditions, which could include repayment of some or all of the debt, and/or appreciation in the value of Gray and Rawlings common stocks (which are publicly-traded securities) in order to achieve the bank's required margin of loan balance to assigned collateral value.

     On March 1, 1999, the Company executed an option agreement with Gray, whereby Gray has the option to acquire the Tarzian investment from the Company for $10 million plus related costs. Gray has the ability to extend the option period in 30-day increments at a fee of $66,700 per extension, and has extended this option through December 31, 1999. Option payments totaling $266,700 were paid to the Company by Gray during the six months ended June 30, 1999. In connection with the option agreement, the Company received from Gray warrants to acquire 100,000 shares of Gray's class B common stock at $13.625 per share. The warrants will vest immediately upon Gray's exercise of the option. The warrants expire 10 years from the date on which Gray exercises the option.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

      (1) Financial Statements and Related Independent Auditors' Reports:

          The following consolidated financial statements of the Company and Report of Independent Auditors are included in Item 8:

               Report of Independent Auditors
               Consolidated Balance Sheets at June 30, 1999, December 31,
                  1998 and December 31, 1997
               Consolidated Statements of Operations for the six months
                  ended June 30, 1999 and 1998 (unaudited), and the years ended December 31, 1998, 1997 and 1996
               Consolidated Statements of Stockholders' Equity for the
                  six months ended June 30, 1999 and the years ended
                  December 31, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998 (unaudited) and the years ended December 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements
               Supplementary Data, Selected Quarterly Financial Data (Unaudited)

          The consolidated financial statements of Gray Communications Systems, Inc. and Gray's "Schedule II - Valuation and qualifying accounts" and the independent auditors reports thereon dated January 26, 1999 are incorporated by reference into this Item 14(a) from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

          The condensed consolidated financial statements of Gray Communications Systems, Inc. as of June 30, 1999 and for the six months ended June 30, 1999 and 1998, on pages F-1 through F-8 of this report

          Independent Auditors' Report on the financial statements of Capital Sports Properties, Inc. for the six months ended June 30, 1996, on page F-9 of this report

          Independent Auditors' Report on the consolidated financial statements of Host Communications, Inc. for the year ended June 30, 1996, on page F-10 of this report

          Report of Independent Public Accountants on the consolidated financial statements of Rawlings Sporting Goods Company, Inc. as of and for the year ended August 31, 1998, on page F-11 of this report

      (2) The following consolidated financial statement schedule of Bull Run Corporation is included in Item 14(d):

               Schedule II - Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K

     Form 8-K dated April 23, 1999 filed to report an amendment to the Standstill Agreement between the Company and Rawlings Sporting Goods Company, Inc.

     Form 8-K dated June 30, 1999 filed to report a change in a specific provision of the amendment to the Standstill Agreement dated April 23, 1999 between the Company and Rawlings Sporting Goods Company, Inc.

(c)  Exhibits

         Exhibit
         Numbers                       Description
         -------                       -----------

         (2.1) Restated Agreement and Plan of Merger, dated as of February 15, 1999, by and among BR Holding, Inc., Bull Run Corporation, Capital Sports Properties, Inc., Host Communications, Inc., Universal Sports America, Inc., Capital Merger Sub, Inc., Host Merger Sub, Inc., and USA Merger Sub, Inc. (m)

         (2.2) Form of Agreement and Plan of Merger, by and among BR Holding, Inc., Bull Run Corporation and a wholly owned subsidiary of BR Holding, Inc. (m)

         (3.1)    Articles of Incorporation (b)

         (3.2) Certificate of Amendment to Articles of Incorporation, filed November 29, 1994 (b)

         (3.3)    Bylaws of the Registrant (b)

         (3.4)    Articles of Incorporation of BR Holding, Inc. (m)

         (3.5)    Bylaws of BR Holding, Inc. (m)

         (10.1)   Employment Agreement - Robert S. Prather, Jr. (e)

         (10.2)   Employee Agreement - Frederick J. Erickson (d)

         (10.3)   Amended and Restated 1994 Long Term Incentive Plan (m)

         (10.4)   Non-Employee Directors' 1994 Stock Option Plan (b)

         (10.5)   1987 Non-Qualified Stock Option Plan (c)

         (10.6) Form of Stockholders' Agreement, by and among Hilton H. Howell, Jr., Douglas L. Jarvie, Robinson-Prather Partnership,
                  W. James Host and Charles L. Jarvie (m)

         (10.7) Lease Agreement between Delta Life Insurance Company and Bull Run Corporation dated as of January 1, 1993 (a)

         (10.8) Lease Agreements between Hans L. Lengers and Datasouth Computer Corporation dated November 27, 1981 (d)

         (10.9) $9,000,000 Amended and Restated Credit Agreement dated as of March 5, 1999 between Datasouth Computer Corporation and Wachovia Bank, N.A. (i)

         (10.10) First Amendment to Amended and Restated Credit Agreement between Datasouth Computer Corporation and Wachovia Bank, N.A. dated June 30, 1999 (x)

         (10.11) Amended and Restated Loan Agreement between Bull Run Corporation and NationsBank, N.A. dated as of March 20, 1998
                  (h)

         (10.12) First Amendment of Amended and Restated Loan Agreement between Bull Run Corporation and NationsBank, N.A. dated as of February 24, 1999 (i)

         Exhibit
         Numbers                       Description
         -------                       -----------

         (10.13) Second Amendment of Amended and Restated Loan Agreement between Bull Run Corporation and NationsBank, N.A. dated as of March 22, 1999 (k)

         (10.14) Third Amendment of Amended and Restated Loan Agreement between Bull Run Corporation and NationsBank, N.A. dated as of March 24, 1999 (k)

         (10.15) Fourth Amendment of Amended and Restated Loan Agreement between Bull Run Corporation and Bank of America, N.A. (f/k/a NationsBank, N.A.) dated as of August 23, 1999 (x)

         (10.16)  $10,400,000 First Term Loan Note dated March 20, 1998 (h)

         (10.17)  $32,500,000 Second Term Loan Note dated March 20, 1998 (h)

         (10.18)  $4,000,000 Third Term Loan Note dated February 24, 1999 (i)

         (10.19)  $675,754 Fourth Term Loan Note dated March 22, 1999 (k)

         (10.20)  $3,500,000 Revolving Credit Note dated March 20, 1998 (h)

         (10.21) Gray Communications Systems, Inc. Warrant dated September 24, 1996 (731,250 shares of Gray class A common stock) (e)

         (10.22) Gray Communications Systems, Inc. Warrant dated September 24, 1996 (375,000 shares of Gray class A common stock) (e)

         (10.23) Investment Purchase Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (f)

         (10.24) Common Stock Purchase Warrant dated November 21, 1997 issued by Rawlings Sporting Goods Company, Inc. to Bull Run Corporation (f)

         (10.25) Standstill Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation
                  (f)

         (10.26) Amendment Number One to Standstill Agreement dated April 23, 1999 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (l)

         (10.27) Registration Rights Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (f)

         (10.28) Stock Purchase Agreement dated January 28, 1999 by and between U.S. Trust Company of Florida Savings Bank, as Personal Representative of the Estate of Mary Tarzian and Bull Run Corporation (j)

         (10.29) Replacement Secured Promissory Note by and between Bank of America, N.A. (f/k/a NationsBank, N.A.) and Bull Run Corporation dated August 23, 1999 (x)

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

         (27)     Financial Data Schedule (x)

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

     (e) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1996 and incorporated by reference herein

     (f) Filed as an exhibit to Form 8-K Current Report dated as of November 21, 1997 and incorporated by reference herein

     (g) Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1997 and incorporated by reference herein

     (h) Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998 and incorporated by reference herein

     (i) Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1998 and incorporated by reference herein

     (j) Filed as an exhibit to Form 8-K Current Report dated as of January 28, 1999 and incorporated by reference herein

     (k) Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999 and incorporated by reference herein

     (l) Filed as an exhibit to Form 8-K Current Report dated as of April 23, 1999 and incorporated by reference herein

     (m) Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 333-84833), effective August 11, 1999 and incorporated by reference herein

     (x) Filed herewith


(d)  Financial Statement Schedules

         The response to this section is submitted as part of Item 14(a)(1) and
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 1999.


                              BULL RUN CORPORATION


                                         BY:   /s/ ROBERT S. PRATHER, JR.
                                               ---------------------------------
                                         Robert S. Prather, Jr.
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                           Title                         Date
                ---------                           -----                         ----
/s/ ROBERT S. PRATHER, JR.                   President, Chief              November  8, 1999
--------------------------------------       Executive Officer and
Robert S. Prather, Jr.                       Director
                                             (Principal Executive
                                             Officer)

/s/ GERALD N. AGRANOFF                       Director                      November  8, 1999
--------------------------------------
Gerald N. Agranoff

/s/ JAMES W. BUSBY                           Director                      November  8, 1999
--------------------------------------
James W. Busby

/s/ FREDERICK J. ERICKSON                    Vice President - Finance      November  8, 1999
--------------------------------------       and
Frederick J. Erickson                        Treasurer
                                             (Principal Accounting and
                                             Financial Officer)

/s/ HILTON H. HOWELL, JR.                    Vice President, Secretary     November  8, 1999
--------------------------------------       and Director
Hilton H. Howell, Jr.

/s/ J. MACK ROBINSON                         Chairman of the Board         November  8, 1999
--------------------------------------
J. Mack Robinson

                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Bull Run Corporation as of June 30, 1999, December 31, 1998 and 1997, and for the six months ended June 30, 1999 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated August 17, 1999 (except for Note 9, for which the date is September 14, 1999). Our audits also included the financial statement schedule of Bull Run Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
August 17, 1999

                              BULL RUN CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions
                                                      --------------------------
                                      Balance at      Charged to     Charged to                      Balance at
                                      Beginning       Costs and         Other                         End of
Description                           Of Period       Expenses       Accounts(1)   Deductions(2)      Period
-----------                           ---------       ----------     -----------   -------------     ----------
SIX MONTHS ENDED JUNE 30, 1999

Allowance for doubtful accounts        $ 82,000        $ 22,000       $       0      $ 34,000       $ 70,000


YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts        $ 55,000        $ 22,000       $  50,000      $ 45,000       $ 82,000


YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts        $ 45,000        $ 27,000       $       0      $ 17,000       $ 55,000


YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts        $ 50,000        $  1,000       $       0      $  6,000       $ 45,000


(1) Represents amounts recorded in connection with the CodeWriter acquisition.
(2) "Deductions" represent write-offs of amounts not considered collectible.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,
                                                                          1999
                                                                     -------------
                                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                       $   5,084,986
     Trade accounts receivable, less allowance for doubtful
         accounts of $1,239,000 and  $1,212,000, respectively           22,794,918
     Recoverable income taxes                                            1,586,515
     Inventories                                                           877,689
     Current portion of program broadcast rights                         1,206,179
     Other current assets                                                1,013,609
                                                                     -------------
Total current assets                                                    32,563,896

PROPERTY AND EQUIPMENT:
     Land                                                                2,456,020
     Buildings and improvements                                         13,555,417
     Equipment                                                          70,878,159
                                                                     -------------
                                                                        86,889,596
     Allowance for depreciation                                        (34,005,075)
                                                                     -------------
                                                                        52,884,521

OTHER ASSETS:
     Deferred loan costs                                                 7,691,525
     Goodwill and other intangibles:
        Licenses and network affiliation agreements                    342,021,586
        Goodwill                                                        40,836,795
        Consulting and noncompete agreements                             2,116,783
    Other                                                                2,712,607
                                                                     -------------
                                                                       395,379,296
                                                                     -------------



                                                                     $ 480,827,713
                                                                     =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                  JUNE 30,
                                                                                    1999
                                                                                -------------
                                                                                 (UNAUDITED)
CURRENT LIABILITIES:
     Trade accounts payable (includes $0 and $880,000 payable
         to Bull Run Corporation, respectively)                                 $     804,580
     Employee compensation and benefits                                             4,717,646
     Accrued expenses                                                               2,310,503
     Accrued interest                                                               5,049,157
     Current portion of program broadcast obligations                               1,027,539
     Deferred revenue                                                               3,247,597
     Current portion of long-term debt                                                385,000
                                                                                -------------
Total current liabilities                                                          17,542,022

LONG-TERM DEBT                                                                    291,286,715

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                              416,685
     Supplemental employee benefits                                                 1,052,384
     Deferred income taxes                                                         43,119,641
     Other acquisition related liabilities                                          4,227,595
                                                                                -------------
                                                                                   48,816,305
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1,350 shares, respectively ($13,500,000
       aggregate liquidation value, respectively)                                  13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                               10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 5,273,046 shares, respectively                               66,866,468
     Retained earnings                                                             42,112,478
                                                                                -------------
                                                                                  133,162,655
    Treasury Stock at cost, Class A Common Stock, 1,129,532 shares,
       respectively                                                                (8,578,682)
    Treasury Stock at cost, Class B Common Stock, 128,653 and 135,080
       shares, respectively                                                        (1,401,302)
                                                                                -------------
                                                                                  123,182,671
                                                                                -------------

                                                                                $ 480,827,713
                                                                                =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30,
                                                      ---------------------------------

                                                          1999                 1998
                                                      ------------         ------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)         $ 44,305,992         $ 42,201,054
     Publishing                                         17,557,661           13,916,449
     Paging                                              4,557,586            3,924,873
                                                      ------------         ------------
                                                        66,421,239           60,042,376
EXPENSES
     Broadcasting                                       26,673,047           24,779,408
     Publishing                                         13,710,070           11,440,940
     Paging                                              3,238,128            2,583,100
     Corporate and administrative                        1,687,150            1,316,929
     Depreciation and amortization                      11,119,364            7,843,307
                                                      ------------         ------------
                                                        56,427,759           47,963,684
                                                      ------------         ------------
                                                         9,993,480           12,078,692
Miscellaneous income (expense), net                        456,361             (314,276)
                                                      ------------         ------------
                                                        10,449,841           11,764,416
Interest expense                                        13,774,671           11,966,739
                                                      ------------         ------------
     INCOME (LOSS) BEFORE INCOME TAXES                  (3,324,830)            (202,323)
Income tax expense (benefit)                              (684,000)             443,377
                                                      ------------         ------------
     NET INCOME (LOSS)                                  (2,640,830)            (645,700)
Preferred Dividends                                        505,002              717,996
                                                      ------------         ------------
     NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCKHOLDERS                             $ (3,145,832)        $ (1,363,696)
                                                      ============         ============


AVERAGE OUTSTANDING COMMON SHARES:
     Basic                                              11,960,572           11,898,798
     Stock compensation awards                                 -0-                  -0-
                                                      ------------         ------------
     Diluted                                            11,960,572           11,898,798
                                                      ============         ============

BASIC EARNINGS (LOSS) PER COMMON
     SHARE:
         Net income (loss) available to common
              Stockholders                            $      (0.26)        $      (0.11)
                                                      ============         ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
         Net income (loss) available to common
              stockholders                            $      (0.26)        $      (0.11)
                                                      ============         ============




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                  Preferred              Class A                  Class B
                                    Stock              Common Stock            Common Stock
                             ------------------ ---------------------- ---------------------   Retained
                             Shares   Amount     Shares       Amount     Shares     Amount     Earnings
                             ------ ----------- ---------  ----------- --------- ----------- ------------

Balance at December 31, 1998  1,350 $13,500,000 7,961,574  $10,683,709 5,273,046 $66,792,385 $45,737,601

Net loss for the
  six months ended
  June 30, 1999                                                                               (2,640,830)

Common stock dividends ($.04
  per share)                                                                                    (479,291)

Preferred stock dividends                                                                       (505,002)

Issuance of treasury stock:
  401 (k) plan                                                                        74,083

Purchase of Class B
  Common Stock

                             ------ ----------- ---------  ----------- --------- ----------- ------------

Balance at June 30, 1999      1,350 $13,500,000 7,961,574  $10,683,709 5,273,046 $66,866,468 $42,112,478
                             ====== =========== ========= ============ ========= =========== ============


                                       Class A                 Class B
                                   Treasury Stock          Treasury Stock
                              ------------------------ ---------------------
                                 Shares      Amount     Shares      Amount         Total
                              ----------- ------------ --------  -----------   ------------
Balance at December 31, 1998  (1,129,532) $(8,578,682) (135,080) $(1,432,143)  $126,702,870

Net loss for the
  six months ended
  June 30, 1999                                                                  (2,640,830)

Common stock dividends ($.04
  per share)                                                                       (479,291)

Preferred stock dividends                                                          (505,002)

Issuance of treasury stock:
  401 (k) plan                                           26,427      287,845        361,928

Purchase of Class B
  Common Stock                                          (20,000)    (257,004)      (257,004)

                              ----------- ------------ --------  -----------   ------------

Balance at June 30, 1999      (1,129,532) $(8,578,682) (128,653) $(1,401,302)  $123,182,671
                              =========== =================================== ==============

See Notes to Condensed Consolidated Financial Statements.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                      -------------------------------
                                                                                          1999                1998
                                                                                      ------------       ------------
OPERATING ACTIVITIES
Net loss                                                                              $ (2,640,830)      $   (645,700)
Items which did not use (provide) cash:
     Depreciation                                                                        5,772,877          4,175,981
     Amortization of intangible assets                                                   5,346,487          3,667,326
     Amortization of deferred loan costs                                                   574,282            541,723
     Amortization of program broadcast rights                                            2,400,745          1,899,189
     Payments for program broadcast rights                                              (2,430,524)        (1,954,588)
    Supplemental employee benefits                                                         (75,820)          (154,657)
    Common Stock contributed to 401(k) Plan                                                361,928            241,761
    Deferred income taxes                                                               (1,028,001)            68,686
    (Gain) loss on disposal of assets                                                     (331,157)           348,310
    Changes in operating assets and liabilities:
        Receivables, inventories and other current assets                                  715,870         (1,012,774)
        Accounts payable and other current liabilities                                  (2,199,854)         1,260,198
                                                                                      ------------       ------------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES         6,466,003          8,435,455

INVESTING ACTIVITIES
    Purchase of newspaper business                                                     (16,512,231)               -0-
    Purchase of FCC license                                                                    -0-           (829,600)
    Purchases of property and equipment                                                 (4,499,224)        (5,766,160)
    Deferred acquisition costs                                                          (1,190,978)          (200,745)
    Payments on purchase liabilities                                                      (584,098)          (269,018)
    Deferred costs associated with the exchange of television station                          -0-           (859,534)
    Proceeds from asset sales                                                                  -0-            182,421
    Other                                                                                   41,504           (241,707)
                                                                                      ------------       ------------
                                           NET CASH USED IN INVESTING ACTIVITIES       (22,745,027)        (7,984,343)

FINANCING ACTIVITIES
    Dividends paid                                                                      (1,251,794)          (717,400)
    Class A Common Stock transactions                                                          -0-             27,564
    Class B Common Stock transactions                                                          -0-             26,326
    Purchase of treasury stock                                                            (257,004)          (311,063)
    Sale of treasury stock                                                                     -0-          1,070,272
    Proceeds from borrowings of long-term debt                                          36,200,000         10,200,000
    Payments on long-term debt                                                         (15,183,540)       (10,374,923)
    Deferred loan costs                                                                    (30,375)               -0-
                                                                                      ------------       ------------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        19,477,287            (79,224)
                                                                                      ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    3,198,263            371,888
    Cash and cash equivalents at beginning of period                                     1,886,723          2,367,300
                                                                                      ------------       ------------
                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  5,084,986       $  2,739,188
                                                                                      ============       ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference to an exhibit to Bull Run Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B--BUSINESS ACQUISITIONS

      On April 14, 1999, the Company announced that it had entered into agreements to acquire the CBS affiliates KWTX-TV ("KWTX") located in Waco, Texas and KBTX-TV ("KBTX"), a satellite station of KWTX located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market. In addition, the Company has agreed to acquire KXII-TV ("KXII"), which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma. These transactions are referred to herein as the "Texas Acquisition." Aggregate consideration for the Texas Acquisition will be approximately $139 million before payment for certain net working capital amounts and other fees and expenses. The Company will acquire the assets of KWTX and KBTX in merger transactions with the KWTX and KBTX shareholders receiving a combination of cash and the Company's Class B Common Stock for their shares. The Company will acquire KXII in an all cash transaction. The Texas Acquisition is subject to a number of conditions, including the approval by the shareholders of the Company. Approval for the Texas Transaction was granted by the Federal Communications Commission (the "FCC") during the second quarter of 1999. The Company currently believes that the Texas Transaction will close on October 1, 1999.

NOTE C--LONG-TERM DEBT

      The Company's bank loan agreement (the "Senior Credit Facility") provides for $200.0 million of committed credit and $100.0 million of uncommitted credit. The Company can borrow the $100.0 million in uncommitted available credit only after approval of the bank consortium. At June 30, 1999, the balance outstanding and the balance available under the $200.0 million committed portion of the Senior Credit Facility were $130.7 million and $69.3 million, respectively, and the interest rate on the balance outstanding was 7.01%. At June 30, 1999, the bank consortium had not committed, nor had the Company borrowed, any funds under the uncommitted $100.0 million portion of the Senior Credit Facility.

NOTE D--INFORMATION ON BUSINESS SEGMENTS

      The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates ten television stations located in the southeastern and mid-western United States at June 30, 1999. The publishing segment operates four daily newspapers in three different markets, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments:

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                             -----------------------
                                               1999           1998
                                             --------       --------
                                                 (IN THOUSANDS)
Operating revenues:
     Broadcasting                            $ 44,306       $ 42,201
     Publishing                                17,558         13,916
     Paging                                     4,557          3,925
                                             --------       --------
                                             $ 66,421       $ 60,042
                                             ========       ========

Operating income:
      Broadcasting                           $  7,389       $ 10,181
      Publishing                                2,323          1,486
      Paging                                      282            412
                                             --------       --------
Total operating income                          9,994         12,079
Miscellaneous income and (expense), net           456           (314)
Interest expense                               13,775         11,967
                                             --------       --------
Income loss before income taxes              $ (3,325)      $   (202)
                                             ========       ========


      Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
                                                          (IN THOUSANDS)

Media Cash Flow:
    Broadcasting                                    $ 17,881       $ 17,546
    Publishing                                         3,901          2,513
    Paging                                             1,336          1,357
                                                    --------       --------
                                                    $ 23,118       $ 21,416
                                                    ========       ========

Media Cash Flow reconciliation:
    Operating income                                $  9,994       $ 12,079
    Add:
      Amortization of program broadcast rights
                                                       2,401          1,899
      Depreciation and amortization                   11,119          7,843
      Corporate overhead                               1,687          1,317
      Non-cash compensation and contributions
        to the Company's 401(k) plan, paid in
        common stock                                     348            233
    Less:
      Payments for program broadcast
        obligations                                   (2,431)        (1,955)
                                                    --------       --------
    Media Cash Flow                                 $ 23,118       $ 21,416
                                                    ========       ========

         "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program broadcast rights), non-cash compensation and corporate overhead, less payments for program broadcast obligations. The Company has included Media Cash Flow data because such data are commonly used as a measure of performance for media companies and are also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's financial statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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



                                                        /s/ KPMG LLP

Stamford, Connecticut
February 10, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Host Communications, Inc.:


We have audited the consolidated statements of income, stockholders' equity, and cash flows of Host Communications, Inc. and subsidiaries for the year ended June 30, 1996, not separately presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Host Communications, Inc. and subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

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