Form 10-Q
period 1999-09-30
BULL RUN CORP
filed 1999-11-12
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                        ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to                 .
                                       -----------------  -----------------


         Commission file number   0-9385
                                --------

                              Bull Run Corporation
             (Exact name of registrant as specified in its charter)

       Georgia                                               91-1117599
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,516,267 shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30,         June 30,
                                                                      1999                1999
ASSETS
Current assets:
   Cash and cash equivalents                                     $     156,529       $     323,202
   Accounts receivable                                               6,111,300           3,927,085
   Inventories                                                       5,241,968           5,504,597
   Other                                                               125,707             160,041
                                                                 -------------       -------------
          Total current assets                                      11,635,504           9,914,925

Property and equipment, net                                          2,542,351           2,620,345
Investment in affiliated companies                                  85,615,926          85,311,175
Goodwill                                                             7,338,401           7,417,146
Deferred acquisition costs                                             963,297             673,605
Other assets                                                           143,698             160,967
                                                                 -------------       -------------
                                                                 $ 108,239,177       $ 106,098,163
                                                                 =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt           $  66,814,672       $  67,360,921
   Accounts payable                                                  3,267,740           1,951,357
   Accrued and other liabilities:
      Employee compensation and related taxes                          467,749             417,492
      Interest                                                         594,846             578,698
      Deferred acquisition costs                                       888,647             608,344
      Other                                                            738,151             593,675
                                                                 -------------       -------------
          Total current liabilities                                 72,771,805          71,510,487

Deferred income taxes                                                4,525,711           4,408,711
Other liabilities                                                    2,349,024           2,185,433
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000,000
      shares; issued 23,058,271 and 22,983,271 shares as of
      September 30, 1999 and June 30, 1999, respectively)              230,583             229,773
   Additional paid-in capital                                       21,954,929          21,839,630
   Treasury stock, at cost (542,004 shares)                         (1,392,430)         (1,392,430)
   Retained earnings                                                 7,799,555           7,316,559
                                                                 -------------       -------------
          Total stockholders' equity                                28,592,637          27,993,532
                                                                 -------------       -------------
                                                                 $ 108,239,177       $ 106,098,163
                                                                 =============       =============

See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      1999               1998

Revenue from printer operations                    $ 8,367,213       $ 7,219,825
Cost of goods sold                                   5,865,699         5,371,280
                                                   -----------       -----------
           Gross profit                              2,501,514         1,848,545

Consulting fee income                                  670,409           964,130

Operating expenses:
   Research and development                            484,781           608,612
   Selling, general and administrative               1,630,050         1,526,911
                                                   -----------       -----------
                                                     2,114,831         2,135,523
                                                   -----------       -----------
           Income from operations                    1,057,092           677,152

Other income (expense):
   Equity in earnings of affiliated companies          629,512         6,825,956
   Interest and dividend income                        226,378           288,628
   Interest expense                                 (1,316,989)       (1,079,751)
   Other income, net                                   104,001               140
                                                   -----------       -----------

           Income before income taxes                  699,994         6,712,125

Income tax expense                                    (216,998)       (2,672,482)
                                                   -----------       -----------

           Net income                                  482,996         4,039,643

Retained earnings, beginning of period               7,316,559         5,935,487
                                                   -----------       -----------
Retained earnings, end of period                   $ 7,799,555       $ 9,975,130
                                                   ===========       ===========

Earnings per share:
   Basic                                           $      0.02       $      0.18
   Diluted                                         $      0.02       $      0.17




See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                             1999               1998

Cash flows from operating activities:
Net income                                               $   482,996       $ 4,039,643
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Provision for bad debts                                32,791             5,097
       Depreciation and amortization                         270,743           279,437
       Loss on disposition of investments                     63,764
       Equity in earnings of affiliated companies           (629,512)       (6,825,956)
       Deferred income taxes                                 117,000         2,580,000
       Accrued preferred stock dividend income                                 (24,692)
       Change in operating assets and liabilities:
          Accounts receivable                             (2,217,006)          201,699
          Inventories                                        262,629          (171,363)
          Other current assets                               (18,009)          (37,278)
          Accounts payable and accrued expenses            1,733,809          (381,506)
                                                         -----------       -----------
Net cash provided by (used in) operating activities           99,205          (334,919)
                                                         -----------       -----------
Cash flows from investing activities:
Capital expenditures                                         (40,113)          (92,063)
Investment in affiliated companies                           (27,738)       (3,652,643)
Proceeds on sale of investment                               288,736
Acquisition of businesses and product rights, net
   of cash acquired                                          (56,623)         (707,728)
Redemption of preferred stock investment                                     1,304,692
Dividends received from affiliated company                                      53,604
                                                         -----------       -----------
Net cash provided by (used in) investing activities          164,262        (3,094,138)
                                                         -----------       -----------
Cash flows from financing activities:
Borrowings from notes payable                                                  700,000
Borrowings from revolving lines of credit                  2,830,346         5,796,000
Repayments on revolving lines of credit                   (3,126,595)       (6,141,000)
Proceeds from long-term debt                                                 2,850,000
Repayments on long-term debt                                (250,000)         (166,667)
Issuance of common stock                                     116,109             7,437
                                                         -----------       -----------
Net cash provided by (used in) financing activities         (430,140)        3,045,770
                                                         -----------       -----------
Net decrease in cash and cash equivalents                   (166,673)         (383,287)
Cash and cash equivalents, beginning of period               323,202           587,965
                                                         -----------       -----------
Cash and cash equivalents, end of period                 $   156,529       $   204,678
                                                         ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Transition Report on Form 10-K of Bull Run Corporation for the period January 1, 1999 to June 30, 1999.

The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly-owned subsidiary, Datasouth Computer Corporation (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.


2.  PENDING TRANSACTION

The Company has previously announced, and the Company's shareholders have approved, the acquisition of the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("Universal") and Capital Sports Properties, Inc. ("Capital") not currently owned, directly or indirectly, by the Company (the "Host-Universal Acquisition"). Pursuant to the agreement, a new holding company for the Company will be created immediately prior to the Host-Universal Acquisition, whereby each outstanding share of the Company's common stock will be converted into one share of a newly formed Georgia corporation. The new holding company, which will be renamed Bull Run Corporation, will be owned by the stockholders of the Company. The former Bull Run Corporation and its subsidiaries will become subsidiaries of the holding company. The Company is currently negotiating with its bank lenders with respect to a new credit agreement in order to obtain the funds necessary to consummate the proposed acquisition of Host, Capital and Universal. The Company is also negotiating with Host and Universal with respect to an amendment to the merger agreement relating to the acquisition of Host, Capital and Universal. Under the terms of the amendment being negotiated, it is expected that the shareholders of Host, Capital and Universal would receive for their securities in such companies, a combination of cash (in the aggregate amount of approximately $54.2 million), the Company's common stock (approximately 11,327,000 shares in the aggregate, plus options to purchase approximately 3,158,000 shares), and the Company's subordinated promissory notes (in the aggregate principal amount of approximately $18.7 million), bearing interest at a rate of approximately eight per cent per annum and maturing three years after the date of issuance. If the Company, Host, Capital and Universal enter into such an amendment, it will be subject to the approval of Host's, Capital's and Universal's shareholders. Prior to the Host-Universal Acquisition, the Company accounts for its investment in Host and Capital under the equity method, and for its investment in Universal under the cost method. Following the closing of the Host-Universal Acquisition, the financial results of Host, Capital and Universal will be consolidated with those of the Company. The acquisition will be accounted for under the purchase method of accounting, whereby the results of operations of the acquired business will be included in the consolidated financial statements as of its acquisition date. The assets and liabilities of the acquired businesses will be included based on an allocation of the purchase price.

Host, based in Lexington, Kentucky, and Universal, based in Dallas, Texas, provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. Capital's assets consist solely of investments in Host outstanding common stock and 51.5% of Host's 8% series B preferred stock having a face value of $3,750,000 as of June 30, 1999. The Company is effectively Host's largest stockholder, owning directly or indirectly approximately 32.5% of Host's outstanding common stock and 51.5% of Host's preferred stock. The Company's indirect ownership of Host's common stock and Host's preferred stock is owned by Capital, in which the Company owned 51.5% of the outstanding common stock. The Company and Host together are the largest stockholders of Universal, with the Company owning approximately 3% of Universal's outstanding capital stock and Host owning approximately 33.8% of Universal's outstanding capital stock.


3.  INVESTMENT IN AFFILIATED COMPANIES

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Host, Capital and Rawlings Sporting Goods Company, Inc. ("Rawlings") using the equity method. The excess of the Company's investments in Gray, Host, Capital and Rawlings over the underlying equity thereof is being amortized over 20 to 40 years, with such amortization (totaling $275,000 and $194,000 in the three months ended September 30, 1999 and 1998, respectively) reported as a reduction in the Company's equity in earnings of affiliated companies.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over 40 years as a result of the Company's 16.9% equity investment position in Gray as of September 30, 1999, with such position representing a 27.5% voting interest in Gray.

The Company accounts for its investment in Host by the equity method on a six-month lag basis. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

In January 1999, Universal sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in Universal and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the three months ended September 30, 1999 pertaining to Universal's gain on the sale of its investment in broadcast.com, inc.

In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in the three months ended September 30, 1998.

Aggregate operating results of affiliated companies (reflecting, for 1999: (i) Gray and Capital for the three months ended September 30, 1999; (ii) Host for the three months ended March 31, 1999; and (iii) Rawlings for the three months ended August 31, 1999; and reflecting, for 1998: (i) Gray and Capital for the three months ended September 30, 1998; (ii) Host for the three months ended March 31, 1998; and (iii) Rawlings for the three months ended August 31, 1998) were as follows:

                                                 Three Months Ended
                                                    September 30,
                                             1999                  1998

     Operating revenue                   $ 83,592,000          $ 81,793,000
     Income (loss) from operations         (2,051,000)            6,247,000
     Net income (loss)                       (999,000)           42,033,000


4.  INVENTORIES

Inventories related to the Company's printer operations consist of the following:

                                           September 30,        June 30,
                                               1999               1999

     Raw materials                         $ 3,298,519        $ 3,423,468
     Work-in-process                           754,170            742,465
     Finished goods                          1,189,279          1,338,664
                                           -----------        -----------
                                           $ 5,241,968        $ 5,504,597
                                           ===========        ===========


5.  NOTES PAYABLE AND LONG-TERM DEBT

The Company currently has long-term debt agreements providing for (a) two term notes payable to a bank, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.75%, requiring no principal payments prior to maturity on January 1, 2003, under which $42,312,494 was outstanding as of September 30, 1999 and June 30, 1999 (classified as a current liability as of September 30, 1999 and June 30, 1999 until such time as the amount is refinanced); (b) two term notes payable to a bank, bearing interest at the LIBOR plus 1.75%, due November 24, 1999, under which $1,352,500 was outstanding as of September 30, 1999 and June 30, 1999; (c) a revolving credit facility for borrowings of up to $3,500,000 expiring May 1, 2000, bearing interest at the bank's prime rate, under which $3,262,772 and $3,392,927 was outstanding as of September 30, 1999 and June 30, 1999, respectively; (d) a term note bearing interest at LIBOR plus 3%, paid in quarterly installments of $250,000 until maturity on September 5, 2000, under which $3,250,000 and $3,500,000 was outstanding on September 30, 1999 and June 30, 1999, respectively; and (e) a revolving bank credit facility for borrowings of up to $5,000,000 expiring September 5, 2000, bearing interest at the prime rate plus .25%, under which $4,636,906 and $4,803,000 was outstanding as of September 30, 1999 and June 30, 1999, respectively.

The Company also has (a) a bank note in the amount of $10,000,000 (outstanding at September 30, 1999 and June 30, 1999) due November 24, 1999 with interest at the bank's prime rate, and (b) a demand bank note due December 31, 1999 for borrowings of up to $2,000,000 bearing interest at the bank's prime rate, under which $2,000,000 was outstanding as of September 30, 1999 and June 30, 1999.

As a result of the potential for future debt covenant violations under the existing credit facilities at measurement dates up to and including September 30, 2000, the Company has classified all of its long-term debt as current as of September 30, 1999 and June 30, 1999. The Company expects to refinance all of its existing notes and credit facilities in connection with the financing of the Host-Universal Acquisition. If the Host-Universal Acquisition is not consummated, the Company expects to refinance all existing notes payable and long-term debt agreements.

The Company is a party to an interest rate swap agreement, which effectively modifies the interest characteristics of $20,000,000 of its outstanding long-term debt. The agreement involves the exchange of amounts based currently on a fixed interest rate of 7.83% for amounts currently based on a variable interest rate of LIBOR plus 1.75% through December 31, 2007, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the swap agreement, if the Company elected to do so, was approximately $675,000 and $432,000 as of September 30, 1999 and June 30, 1999, respectively.


6.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended    Three Months Ended
                                                     September 30, 1999    September 30, 1998

Net income                                               $   482,996            $ 4,039,643
                                                         ===========            ===========

Weighted average number of common shares
   outstanding for basic earnings per share               22,466,539             22,282,528
Effect of dilutive employee stock options                    843,831              1,002,717
                                                         -----------            -----------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings per share                                     23,310,370             23,285,245
                                                         ===========            ===========

Basic earnings per share                                 $      0.02            $      0.18
Diluted earnings per share                               $      0.02            $      0.17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bull Run Corporation (the "Company"), based in Atlanta, Georgia, currently sells computer printers and provides service worldwide to distributors, value-added resellers and large volume end users through its wholly-owned subsidiary, Datasouth Computer Corporation ("Datasouth"). The Company also makes significant investments in sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of, among other businesses, 13 television stations and four daily newspapers; Host Communications, Inc. ("Host"), a sports marketing and association management company; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; Universal Sports America, Inc. ("Universal"), a sports marketing company; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations. For information with respect to the Company's proposed acquisition (the "Host-Universal Acquisition") of Host, Universal and Capital Sports Properties, Inc. ("Capital"), reference is made to Note 2 of the Company's financial statements included in Item 1 hereof. For their most recent fiscal year ended June 30, 1999, Host and Universal together had revenues of approximately $120 million.

In addition, the Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions.

Effective June 30, 1999, the Company changed its fiscal year end from December 31 to June 30.


Results of Operations - Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

Total revenue for the three months ended September 30, 1999, primarily from the printer manufacturing operations of Datasouth, was $9,037,000 compared to $8,184,000 for the same period in 1998. Revenue from printer operations was $8,367,000 for the three months ended September 30, 1999, representing a 16% increase from such revenue for the same period in 1998. Short term revenue trends in the Company's printer business fluctuate due to variable ordering patterns of large customers. The increase in 1999 revenue compared to 1998 was due to a $738,000 increase in sales of an airline ticket/boarding pass printer, the marketing rights for which were acquired in September 1998. Printer sales to The Sabre Group, Inc., the Company's largest customer, were approximately $1.8 million for the three months ended September 30, 1999, compared to approximately $2.3 million for the same period last year.

Gross profit from printer operations of 29.9% for the three months ended September 30, 1999 increased from the 25.6% realized for the same period in 1998, primarily due to (a) a different mix of products sold, which accounted for approximately 2.0% of the 4.3% increase in the gross profit percentage over the same period last year and (b) labor and overhead efficiencies, which accounted for approximately 0.9% of the increase.

A portion of the income from consulting fees for services provided to Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. As of September 30, 1999, consulting fees of $849,000 were deferred for future revenue recognition. Consulting fee income of $670,000 was recognized in the three months ended September 30, 1999 compared to $964,000 in the same period in 1998. There can be no assurance that the Company will recognize any consulting fees in the future, other than recognition of currently deferred fees.

Operating expenses of $2,115,000 for the three months ended September 30, 1999 represented a 1% decrease from the same period in 1998, due primarily to (a) a $124,000 decrease in research and development costs, which vary depending on the nature and status of various development projects, net of (b) an increase in general and administrative costs of $115,000 resulting from higher professional fees, an increase in bad debt expense and higher amortization charges in the quarter ended September 30, 1999 compared to the same period in 1998. Operating expenses include non-cash goodwill amortization expense of $135,000 for the three months ended September 30, 1999 and $122,000 for the same period in 1998.

Equity in earnings of affiliated companies, totaling $630,000 and $6,826,000 for the three months ended September 30, 1999 and 1998, respectively, included the Company's proportionate share of the earnings or losses of Gray, Host, Capital and Rawlings, net of goodwill amortization totaling $275,000 and $194,000, respectively. In January 1999, Universal sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in Universal and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the three months ended September 30, 1999 due to Universal's gain on the sale of its investment in broadcast.com, inc. In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in the three months ended September 30, 1998. There is no assurance that such sales or such gains of a material nature will occur in the future.

As a result of Gray's issuance of shares of its class B common stock on October 1, 1999 in connection with consideration paid in the acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.2%, resulting in a pretax gain for the Company of approximately $2,000,000 to be recognized by the Company in October 1999. This offering also reduced the Company's common equity voting power in Gray from 27.5% to 26.2%. There is no assurance that such gains of a material nature will occur in the future.

Interest and dividend income of $226,000 and $289,000 for the three months ended September 30, 1999 and 1998, respectively, was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. The reduction in interest and dividend income from the prior year was due to Gray's redemption of some of its series A preferred stock during 1998. Interest expense, totaling $1,317,000 and $1,080,000 for the three months ended September 30, 1999 and 1998, respectively, was incurred primarily in connection with bank term loans and notes payable, the proceeds of which were used to finance (a) the Company's investments in Gray, Host, Capital, Universal, Rawlings and Total Sports, and (b) the acquisition of a printer company in January 1998; and, for the three months ended September 30, 1999, the Company's investment in Tarzian in January 1999.

Other income for the three months ended September 30, 1999 consisted of income on an option agreement with Gray, net of a loss on the disposal of 30,000 shares of Rawlings common stock, which the Company was required to sell under an amended Standstill Agreement with Rawlings. Under the option agreement, whereby Gray has the option until December 31, 1999 to acquire the Company's investment in Tarzian for $10,000,000 plus related costs, the Company received $200,100 in the three months ended September 30, 1999. The option agreement provides that Gray may extend the expiration date of the option in 30-day increments at a fee of $66,700 per extension. The Company currently anticipates that Gray will continue to extend its option for the foreseeable future. A portion of the option income from Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. As of September 30, 1999, option income of $79,000 was deferred for future revenue recognition.

Nondeductible goodwill amortization reduced the Company's tax benefit for the three month periods ended September 30, 1999 and 1998, resulting in an effective tax rate of 31.0% for the three months ended September 30, 1999 and 39.8% for the same period in 1998.


Liquidity and Capital Resources

Cash provided by operating activities was $99,000 for the three months ended September 30, 1999, compared to cash used in operating activities of $335,000 for the same period in 1998. In the three months ended September 30, 1999, receivables increased $2,217,000, due to a 16% increase in revenue from printer operations in the three months ended September 1999 compared to the three months ended June 30, 1999; inventories decreased by $263,000 due to increased sales volume near the end of the 1999 period, net of an increase in the amount of inventory purchased; and accounts payable and accrued expenses increased $1,734,000, due in part to an increase in accrued interest and an increase in inventory purchases. In the three months ended September 30, 1998, receivables decreased by $202,000, whereas inventories increased by $171,000 and accounts payable and accrued expenses decreased $381,000.

Cash provided by investing activities was $164,000 for the three months ended September 30, 1999, compared to cash used in investing activities of $3,094,000 for the same period in 1998. In the three months ended September 30, 1999, the Company recognized proceeds of $289,000 on the sale of 30,000 shares of Rawlings common stock owned by the Company. In the three months ended September 30, 1998, the Company invested $2,500,000 in Total Sports series C preferred stock, acquired shares of Host common stock for $1,153,000, invested approximately $650,000 for the marketing rights of an airline ticket printer, and received $1,305,000 from the redemption of Gray series A preferred stock.

Cash used in financing activities was $430,000 for the three months ended September 30, 1999 compared to cash provided by financing activities of $3,046,000 for the three months ended September 30, 1998. In the three months ended September 30, 1998, the Company financed its investments in Total Sports, Host and the product marketing rights with bank debt.

The Company is a party to an interest rate swap agreement, effectively modifying the interest characteristics of $20,000,000 of the Company's outstanding long-term debt. The agreement involves the exchange of amounts based currently on a fixed interest rate of 7.83% for amounts based currently on a variable interest rate of LIBOR plus 1.75% through December 31, 2007, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. As of September 30, 1999, the estimated market value of the Company's $20,000,000 swap agreement was approximately $675,000.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will be paid in cash for the foreseeable future.

In order to obtain sufficient additional funds to complete the Host-Universal Acquisition (approximately $20 million), refinance existing indebtedness of the Company, Host and Universal (approximately $70 million) and provide for the combined companies' cash needs after the Host-Universal Acquisition, the Company expects to enter into a new credit agreement. The credit agreement is expected to provide for total credit of up to $128 million and an interest rate based upon either (1) LIBOR plus an applicable margin or (2) an alternate base rate, defined as the higher of the bank's prime rate and the Federal funds rate, plus an applicable margin. Other than a $30 million principal payment due within 18 months after the date of closing, of which at least $10 million will be due within 12 months after such closing date, amounts due under the new credit agreement are expected to mature and will be due and payable in full three years after the closing date of the credit agreement. The Company expects to collateralize the credit facilities with all present and future assets of the Company and its subsidiaries, as well as a pledge of the shares in both public and private companies owned by the Company. The Company also expects that the new credit facilities will contain normal and customary debt covenants, such as debt service coverage ratios and minimum net worth requirements. In addition to the negotiating and executing an amendment to the merger agreement among the Company, Host, Universal and Capital, and to the approval of Host's, Universal's and Capital's shareholders, the Company anticipates issuing subordinated notes (approximately $18.7 million) to Host, Universal and Capital shareholders in connection with the Host-Universal Acquisition. The notes are expected to be payable three years from the date of issuance and bear interest at 8%.

All of the Company's long-term debt has been classified as current as of September 30, 1999 and June 30, 1999. The Company currently anticipates refinancing all outstanding debt under a new credit facility in connection with the Host-Universal Acquisition. If the Host-Universal Acquisition is not consummated, the Company still expects to refinance all existing notes payable and long-term debt agreements. As a result, the Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and common stock, anticipated extension fees on the option agreement with Gray and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. Any capital to consummate the Host-Universal Acquisition, to meet Host's and Universal's cash needs subsequent thereto or to make other acquisitions, would have to be funded by issuing additional securities or by entering into other financial arrangements (including the proposed new credit agreement). The $10 million principal payment due within 12 months after the date of the closing of the proposed new credit agreement would require the sale of certain investments and/or the redemption of some or all of the Gray preferred stock.


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

The Company has completed an assessment and determined (a) that its printer products did not contain time-sensitive software that make them susceptible to the Year 2000 Issue; however, (b) there were portions of the Company's internal systems software and some hardware that would have to be modified or replaced so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The most significant computer systems, which pertain to the Company's manufacturing and financial accounting systems, were upgraded in 1998 and are currently Year 2000 compliant. Expense incurred related to Year 2000 upgrades and modifications was approximately $50,000 in 1999 through September 30, 1999 and $100,000 in 1998, including equipment lease rent expense. Future equipment rent expense will not differ materially from depreciation expense attributed to the replaced equipment. Although management expects to replace some additional personal computers and other computer hardware and upgrade some additional software programs prior to December 31, 1999 which are not Year 2000 compliant, management does not expect the cost of these additional expenditures to exceed $20,000, nor does it expect that any of the necessary modifications or replacements will have a material impact on the results of any future financial reporting period. The remaining modifications and replacements are expected to be completed by December 31, 1999, prior to any anticipated impact on its operating systems. The Company believes that with the completed and anticipated modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

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

The Company expects that Host and Universal will continue to utilize their existing computer systems, and that no significant changes will be required to be made to the Company's systems as a result of the Host-Universal Acquisition for at least the next 12 months.

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

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

An annual meeting of the Company's shareholders was held in Atlanta, Georgia on September 14, 1999. All of the proposals considered by shareholders were approved, as follows:

(1) Proposal to create a holding company structure for Bull Run Corporation pursuant to an Agreement and Plan of Merger, dated as of August 5, 1999, by and among BR Holding, Inc., a Georgia corporation, Bull Run Corporation and a wholly-owned subsidiary of BR Holding, Inc.:

                  For:                          14,713,666
                  Against:                         160,002
                  Abstain:                          16,545

(2) Proposal to approve the issuance of shares of common stock of BR Holding, Inc. in accordance with the Agreement and Plan of Merger, dated as of February 15, 1999, by and among Bull Run Corporation, BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc., Universal Sports America, Inc. and three wholly owned subsidiaries of BR Holding,
     Inc.:

                  For:                          14,811,649
                  Against:                          60,514
                  Abstain:                          18,050

(3) Proposal to approve the amendment of the 1994 Long-Term Incentive Plan to increase the number of shares issuable thereunder:

                  For:                          14,640,481
                  Against:                         358,110
                  Abstain:                          26,145

(4) Proposal to elect J. Mack Robinson, Gerald N. Agranoff, James W. Busby, Hilton H. Howell,Jr. and Robert S. Prather, Jr. as directors:

                  For:                          17,661,949
                  Withhold:                         51,260

(5) Proposal to confirm the appointment of Ernst & Young LLP as the independent auditors:

                  For:                          17,661,419
                  Against:                          25,270
                  Abstain:                          26,520

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

                  Form 8-K dated August 13, 1999 filed to report a change in the Company's fiscal year end to a new fiscal year end of June 30.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BULL RUN CORPORATION



Date: November 12, 1999             By: /s/ FREDERICK J. ERICKSON
                                        ----------------------------------------
                                        Frederick J. Erickson
                                        Vice President-Finance, Treasurer
                                        and Assistant Secretary