Form 10-Q
period 1999-12-31
BULL RUN CORP
filed 2000-02-14
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _______________.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,551,452 shares of Common Stock, par value $.01 per share, were outstanding as of January 31, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,           JUNE 30,
                                                                       1999                 1999
ASSETS
Current assets:
   Cash and cash equivalents                                     $   2,937,701       $     323,202
   Accounts and notes receivable                                    51,201,625           3,927,085
   Inventories                                                       6,656,359           5,504,597
   Prepaid costs and expenses                                       15,915,305             107,698
   Refundable income taxes                                              93,173              52,343
                                                                 -------------       -------------
         Total current assets                                       76,804,163           9,914,925

Property and equipment, net                                          9,431,478           2,620,345
Investment in affiliated companies                                  85,097,653          85,311,175
Goodwill                                                            96,608,695           7,417,146
Deferred acquisition costs                                                                 673,605
Other assets                                                         2,274,843             160,967
                                                                 -------------       -------------
                                                                 $ 270,216,832       $ 106,098,163
                                                                 =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt           $  10,000,000       $  67,360,921
   Accounts payable                                                  4,103,477           1,951,357
   Accrued expenses:
      Employee compensation and related taxes                        1,520,329             417,492
      Incurred unbilled costs                                       10,644,284
      Guaranteed rights fees                                        10,678,159
      Interest                                                         539,826             578,698
      Other                                                          4,721,957           1,202,019
   Deferred revenue                                                 16,849,936
   Deferred income taxes                                             1,220,045
                                                                 -------------       -------------
         Total current liabilities                                  60,278,013          71,510,487

Long-term debt                                                     119,494,013
Deferred income taxes                                                6,529,651           4,408,711
Other liabilities                                                    2,553,433           2,185,433
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000,000
      shares; issued 35,064,145 and 22,983,271 shares as of
      December 31, 1999 and June 30, 1999, respectively)               350,641             229,832
   Additional paid-in capital                                       74,563,881          21,839,571
   Treasury stock, at cost (542,004 shares)                         (1,392,430)         (1,392,430)
   Retained earnings                                                 7,839,630           7,316,559
                                                                 -------------       -------------
         Total stockholders' equity                                 81,361,722          27,993,532
                                                                 -------------       -------------
                                                                 $ 270,216,832       $ 106,098,163
                                                                 =============       =============

See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  DECEMBER 31,                           DECEMBER 31,
                                                             1999               1998                1999             1998

Net revenues:
   Revenue from services rendered                       $  6,719,564       $      2,130       $  7,389,973       $    966,260
   Revenue from computer printer operations                6,521,400          8,470,664         14,888,613         15,690,489
                                                        ------------       ------------       ------------       ------------
                                                          13,240,964          8,472,794         22,278,586         16,656,749
Operating costs and expenses:
   Direct operating costs for services rendered            5,035,557                             5,035,557
   Cost of revenue from printer operations                 4,751,183          6,095,127         10,616,882         11,466,407
   Selling, general and administrative                     3,062,907          1,497,864          4,549,796          2,895,091
   Research and development                                  484,079            560,504            968,860          1,169,116
                                                        ------------       ------------       ------------       ------------
                                                          13,333,726          8,153,495         21,171,095         15,530,614
                                                        ------------       ------------       ------------       ------------
           Operating income (loss) before goodwill
                  amortization                               (92,762)           319,299          1,107,491          1,126,135
   Goodwill amortization                                     325,689            123,696            461,056            245,585
                                                        ------------       ------------       ------------       ------------
           Operating income (loss)                          (418,451)           195,603            646,435            880,550

Other income (expense):
   Equity in earnings (losses) of affiliated
      companies                                             (763,199)            54,005           (133,687)         6,879,961
   Gain on issuance of shares by affiliate                 2,492,231                             2,492,231
   Interest and dividend income                              228,655            233,925            455,033            522,553
   Interest expense                                       (1,657,709)        (1,066,269)        (2,974,698)        (2,146,020)
   Debt issue cost amortization                             (106,676)            (7,795)          (114,470)           (15,590)
   Other income (expense), net                               283,229           (119,778)           387,230           (119,638)
                                                        ------------       ------------       ------------       ------------

           Income (loss) before income taxes                  58,080           (710,309)           758,074          6,001,816

Income tax benefit (expense)                                 (18,005)           312,388           (235,003)        (2,360,094)
                                                        ------------       ------------       ------------       ------------

           Net income (loss)                            $     40,075       $   (397,921)      $    523,071       $  3,641,722
                                                        ============       ============       ============       ============

Earnings (loss) per share:
   Basic                                                $       0.00       $      (0.02)      $       0.02       $       0.16
   Diluted                                              $       0.00       $      (0.02)      $       0.02       $       0.16


See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                ADDITIONAL                                            TOTAL
                                      COMMON STOCK               PAID-IN          TREASURY          RETAINED       STOCKHOLDERS'
                                 SHARES          AMOUNT          CAPITAL           STOCK            EARNINGS           EQUITY

Balances, June 30, 1999        22,983,271      $  229,832      $21,839,571      $ (1,392,430)      $7,316,559      $27,993,532

Issuance of common
     shares in connection
     with acquisition          11,687,164         116,872       43,441,188                                          43,558,060
Issuance of stock options
     in connection with
     acquisition                                                 8,700,000                                           8,700,000
Exercise of stock options         393,710           3,937          583,122           587,059
Net income                                                                                            523,071          523,071
                               ----------      ----------      -----------      ------------       ----------      -----------

BALANCES, DECEMBER 31, 1999    35,064,145      $  350,641      $74,563,881      $ (1,392,430)      $7,839,630      $81,361,722
                               ==========      ==========      ===========      ============       ==========      ===========


See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    523,071       $  3,641,722
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for bad debts                                                    56,106             10,512
   Depreciation and amortization                                             913,104            500,675
   Equity in (earnings) losses of affiliated companies                       133,687         (6,879,961)
   Gain on issuance of shares by affiliate                                (2,492,231)
   Loss on disposition of assets                                              63,764            121,890
   Deferred income taxes                                                  (1,069,868)         2,339,265
   Accrued preferred stock dividend income                                                      (24,692)
   Change in operating assets and liabilities:
      Accounts and notes receivable                                        4,014,455           (615,732)
      Inventories                                                           (233,657)           558,338
      Prepaid costs and expenses                                            (172,660)           168,834
      Refundable income taxes                                               (323,596)            44,830
      Accounts payable and accrued expenses                                2,212,065           (614,215)
      Deferred revenue                                                     1,283,546
                                                                        ------------       ------------
Net cash provided by (used in) operating activities                        4,907,786           (748,534)
                                                                        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (20,079)          (129,881)
Investment in affiliated companies                                        (1,614,125)        (3,740,926)
Proceeds on sale of investment                                               288,736
Acquisition of businesses and product rights, net of cash acquired       (43,984,832)          (907,728)
Redemption of preferred stock investment                                                      3,804,692
Dividends received from affiliated company                                    81,175             93,835
                                                                        ------------       ------------
Net cash used in investing activities                                    (45,249,125)          (880,008)
                                                                        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable                                              (12,000,000)          (700,000)
Borrowings from revolving lines of credit                                 26,792,640         10,332,000
Repayments on revolving lines of credit                                  (19,088,567)       (10,572,052)
Borrowings from long-term debt                                            95,000,000          2,850,000
Repayments on long-term debt                                             (47,164,994)          (671,729)
Debt issue costs                                                          (1,170,300)
Exercise of stock options                                                    587,059              7,437
Repurchase of common stock                                                                     (147,500)
                                                                        ------------       ------------
Net cash provided by financing activities                                 42,955,838          1,098,156
                                                                        ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,614,499           (530,386)
Cash and cash equivalents, beginning of period                               323,202            587,965
                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  2,937,701       $     57,579
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

The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly-owned subsidiaries (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.


2.  HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Pursuant to the merger agreement, a new holding company for the Company was created immediately prior to the Host-USA Acquisition, whereby each outstanding share of the Company's common stock was converted into one share of a newly formed Georgia corporation. The new holding company, which was renamed Bull Run Corporation, is owned by the stockholders of the former Company. The former Bull Run Corporation and its subsidiaries have become subsidiaries of the holding company. Aggregate consideration (net of cash acquired) was approximately $114.9 million, which included common stock and stock options valued at approximately $52.3 million, 8% subordinated notes having a face value of approximately $18.6 million, cash (net of approximately $11.8 million in cash acquired) of $42.7 million and transaction expenses of approximately $1.3 million.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital are consolidated with those of the Company. The acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based on a preliminary allocation of the purchase price. The preliminary allocation of the purchase price was based upon estimated fair values at the date of acquisition and is subject to refinement upon obtaining certain additional information. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $89.1 million is being amortized on a straight-line basis over 20 years.

Host, based in Lexington, Kentucky, and USA, based in Dallas, Texas, provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. Capital has no operating assets.

In connection with the Host-USA Acquisition, the Company accrued approximately $250,000 for costs to close certain duplicative office facilities and accrued approximately $500,000 in severance costs for approximately fifty terminated employees of the acquired companies primarily in the Collegiate and Streetball business segments. These costs were accrued for as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted from primarily combining certain office facilities and duplicative functions, including management functions, of Host and USA. The Company has not yet finalized its plans to consolidate facilities and to terminate or relocate employees, nor has it finalized a determination of costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation and employee termination. These adjustments will be reported as an increase or decrease in goodwill.

Pro forma operating results, assuming the acquisition had been consummated as of October 1, 1999 and 1998 for the three months ended December 31, 1999 and 1998, respectively, and July 1, 1999 and 1998 for the six months ended December 31, 1999 and 1998, respectively, were as follows:

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                  DECEMBER 31,                         DECEMBER 31,
                                           1999               1998              1999               1998

Net revenue                           $ 49,014,000       $ 45,698,000       $ 80,715,000       $76,395,000
Operating income before goodwill
   amortization                          1,106,000          3,382,000          1,274,000         2,602,000
Operating income (loss)                   (146,000)         2,145,000         (1,227,000)          129,000
Net income (loss)                         (327,000)          (223,000)        (5,128,000)          970,000

Earnings (loss) per share:
   Basic                              $      (0.01)      $      (0.01)      $      (0.15)      $      0.03
   Diluted                            $      (0.01)      $      (0.01)      $      (0.15)      $      0.03

These pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired companies been combined in prior years.


3.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                                          SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                        1999               1998

Interest paid                                                      $  3,013,570       $ 1,902,797
Income taxes received                                                   (15,830)          (24,000)

Noncash investing and financing activities in connection with the Host-USA Acquisition:
     Common stock and stock options issued as a
        component of the purchase price                            $ 52,258,060
     Subordinated notes issued as a component
        of the purchase price                                        18,594,013

4.  INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                           DECEMBER 31,       JUNE 30,
                                               1999             1999
Gray Communications Systems, Inc.          $47,064,753      $45,512,799
Sarkes Tarzian, Inc.                        10,000,000       10,000,000
Rawlings Sporting Goods Company, Inc.       13,455,177       13,007,820
Total Sports, Inc.                          10,450,728        3,499,999
iHigh.com, Inc.                              2,585,959
Host Communications, Inc.                                     2,747,427
Capital Sports Properties, Inc.                               9,893,130
Universal Sports America, Inc.                                  650,000
Other                                        1,541,036
                                           -----------      -----------
                                           $85,097,653      $85,311,175
                                           ===========      ===========


As part of the Host-USA Acquisition, the Company acquired an additional investment in Total Sports, Inc. valued at $6,950,729, an investment in iHigh.com, Inc. ("iHigh") valued at $2,622,147 and other investments valued at $1,546,769.

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Rawlings Sporting Goods Company, Inc. ("Rawlings"), and prior to December 17, 1999 (the date the Company consummated the Host-USA Acquisition), Host and Capital, using the equity method. Beginning December 17, 1999, the Company also accounts for its investment in iHigh (an investee of Host) using the equity method. The amount that the Company's equity investments exceed the Company's proportionate share of the investee's book value is being amortized over 20 to 40 years, with such amortization (totaling $493,000 and $434,000 for the three months ended December 31, 1999 and 1998, respectively, and $996,000 and $859,000 for the six months ended December 31, 1999 and 1998, respectively) reported as a reduction (increase) in the Company's equity in earnings (losses) of affiliated companies.

In October 1999, Gray acquired three television stations for consideration that included shares of Gray's class B common stock. The transaction resulted in diluting the Company's investment in Gray from approximately 16.9% to 13.2% (resulting in a reduction in the Company's voting interest in Gray from 27.5% to 26.2%). As a result of this dilution, the Company recognized a $2,492,231 gain on Gray's issuance of shares in the three month and six month periods ended December 31, 1999.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over 40 years as a result of the Company's 13.2% equity investment position in Gray as of December 31, 1999. The Company and Gray entered into an agreement under which Gray has the option to acquire the Company's investment in Sarkes Tarzian, Inc. for $10,000,000, plus related costs. Under the terms of the option agreement, Gray has the ability to extend such option for $66,700 per month. A portion of this option income is deferred and recognized over 40 years as a result of the Company's 13.2% equity investment position in Gray. The total amount of deferred consulting fee and option income to be recognized by the Company in future periods was $799,000 as of December 31, 1999.

Prior to acquiring Host on December 17, 1999, the Company accounted for its investment in Host by the equity method on a six-month lag basis. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the six months ended December 31, 1999 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in the six months ended December 31, 1998.

Aggregate operating results of affiliated companies (reflecting, for 1999: (i) Gray and Capital for the three months and six months ended December 31, 1999;
(ii) Host for the three months and six months ended June 30, 1999; and (iii) Rawlings for the three months and six months ended November 30, 1999; and reflecting, for 1998: (i) Gray and Capital for the three months and six months ended December 31, 1998; (ii) Host for the three months and six months ended June 30, 1998; and (iii) Rawlings for the three months and six months ended November 30, 1998) were as follows:

                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                       DECEMBER 31,                        DECEMBER 31,
                                1999                1998             1999                1998
Net revenue                  $90,600,000       $80,190,000       $174,192,000       $161,983,000
Income from operations         6,850,000         6,898,000          4,799,000         13,145,000
Net income (loss)             (4,454,000)          654,000         (7,576,000)        41,926,000


 5.  INVENTORIES

Inventories consist of the following:

                                                   1999            1999
Computer printer operations:
  Raw materials                                 $3,567,834      $3,423,468
  Work-in-process                                  711,753         742,465
  Finished goods                                 1,458,667       1,338,664
                                                ----------      ----------
                                                 5,738,254       5,504,597
Printing operations materials and supplies         557,560
Marketing materials and supplies                   360,545
                                                ----------      ----------
                                                $6,656,359      $5,504,597
                                                ==========      ==========


6.  NOTES PAYABLE AND LONG-TERM DEBT

In connection with the Host-USA Acquisition, the Company entered into a new credit agreement with a group of banks on December 17, 1999, providing for (a) two term loans (the "Term Loans") for borrowings totaling $95,000,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000,000 by December 17, 2000 and a minimum aggregate principal payment of $30,000,000 by December 17, 2001, with all amounts outstanding under the term loans due on December 17, 2002; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to $35,000,000 through December 17, 2002, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500,000 in outstanding letters of credit. As of December 31, 1999, borrowings of $15,900,000 and letters of credit totaling $11,000,000 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $8,100,000 at that date. As of December 31, 1999, all of the borrowings under the Term Loans and the Revolver were subject to the banks' prime rate of 8.5%. Interest on prime rate advances is payable quarterly beginning April 1, 2000 and at least quarterly on

LIBOR-based borrowings. The credit agreement contains certain financial covenants the most restrictive of which requires the maintenance of a certain debt service coverage ratio determined quarterly.

Also in connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594,013. Interest is payable quarterly beginning May 15, 2000 until maturity on January 17, 2003. Payment of interest and principal are subordinate to the bank credit agreement.

The new bank credit agreement and the subordinated notes provided the necessary financing for the Host-USA Acquisition, and refinanced all existing bank indebtedness of the Company, Host and USA.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2007, without an exchange of the $20,000,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000,000 notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the $20,000,000 swap agreement, if the Company elected to do so, was approximately $1,152,000 and $432,000 as of December 31, 1999 and June 30, 1999, respectively.


7.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


8.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  DECEMBER 31,                         DECEMBER 31,
                                              1999             1998               1999             1998
Net income (loss)                        $    40,075      $   (397,921)      $   523,071      $ 3,641,722
                                         ===========      ============       ===========      ===========
Weighted average number of
   common shares outstanding for
   basic earnings (loss) per share        24,080,299        22,276,745        23,273,419       22,279,637
Effect of dilutive employee stock
   options                                 1,240,955                           1,042,393          902,738
                                         -----------      ------------       -----------      -----------
Adjusted weighted average number
   of common shares and assumed
   conversions for diluted earnings
   (loss) per share                       25,321,254        22,276,745        24,315,812       23,182,375
                                         ===========      ============       ===========      ===========

Basic earnings (loss) per share          $      0.00      $      (0.02)      $      0.02      $      0.16
Diluted earnings (loss) per share        $      0.00      $      (0.02)      $      0.02      $      0.16

9.  SEGMENT INFORMATION

Following the Host-USA Acquisition, the Company operates in five business segments that provide different products or services: (a) collegiate marketing and production services, which also includes services rendered in connection with high schools and printing/publishing operations ("Collegiate"); (b) event management and marketing services ("Streetball"); (c) computer printer manufacturing and related sales and services ("Datasouth"); (d) association management services ("Association Management") and (e) consulting services ("Consulting"). Information for each of the Company's segments is presented below:

                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           DECEMBER 31,                         DECEMBER 31,
                                    1999               1998               1999              1998
Net revenues:
  Collegiate                   $  5,451,830       $                  $  5,451,830       $
  Streetball                        296,388                               296,388
  Datasouth                       6,521,400          8,470,664         14,888,613         15,690,489
  Association Management            343,125                               343,125
  Consulting                        628,221              2,130          1,298,630            966,260
                               ------------       ------------       ------------       ------------
                               $ 13,240,964       $  8,472,794       $ 22,278,586       $ 16,656,749
                               ============       ============       ============       ============

Operating income (loss):
  Collegiate                   $   (268,980)      $                  $   (268,980)      $
  Streetball                       (250,194)                             (250,194)
  Datasouth                          94,952            624,107          1,025,455            763,592
  Association Management             64,853                                64,853
  Consulting                        628,221              2,130          1,298,630            966,260
  Goodwill amortization            (325,689)          (123,696)          (461,056)          (245,585)
  Unallocated general and
     administrative costs          (361,614)          (306,938)          (762,273)          (605,524)
                               ------------       ------------       ------------       ------------
                               $   (418,451)      $    195,603       $    646,435       $    878,743
                               ============       ============       ============       ============

                                            DECEMBER 31,         JUNE 30,
                                               1999                1999
Total assets:
  Collegiate                               $ 55,215,845      $
  Streetball                                 11,104,752
  Datasouth                                  12,124,304        11,860,601
  Association Management                      8,242,562
  Investments in affiliated companies        85,097,653        85,311,175
  Goodwill                                   96,608,695         7,417,146
  Other                                       1,823,021         1,509,241
                                           ------------      ------------
                                           $270,216,832      $106,098,163
                                           ============      ============


No assets are allocated to the Consulting segment.

10.      RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities". The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations or financial position. However, the Statement could increase volatility in earnings and comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (the "Company") acquired all of the outstanding capital stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") that it did not then own prior to the December 17, 1999 acquisition date (the "Host-USA Acquisition"). As a result of the acquisition, the Company added new business segments including sports marketing, event management and association management, in addition to its existing wholly-owned computer printer manufacturing operation, Datasouth Computer Corporation. The results of Host and USA for the period from December 17, 1999 (the date of their acquisition by the Company) through December 31, 1999 are not necessarily indicative of the results that would have been obtained for Host and USA for the three or six months ended December 31, 1999. The Company also makes significant investments in other sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of, among other businesses, 13 television stations and four daily newspapers; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and iHigh.com, Inc., a recently formed company creating an Internet network of websites devoted to high school sports and activities. In addition, the Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions.

For information with respect to the Host-USA Acquisition, reference is made to
Note 2 of the Company's financial statements included in Item 1 hereof.

Effective June 30, 1999, the Company changed its fiscal year end from December 31 to June 30.


RESULTS OF OPERATIONS -
THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Total revenue for the three months ended December 31, 1999 was $13,241,000 compared to $8,473,000 for the same period in 1998. Revenue from computer printer operations decreased by $1,950,000 to $6,521,000 for the three months ended December 31, 1999, from $8,471,000 for the same period in 1998, primarily as a result of a decrease in sales to The Sabre Group, Inc., Datasouth's largest customer, from $2,580,000 in 1998 to $1,248,000 in 1999. Short term revenue trends in the Company's computer printer business fluctuate due to variable ordering patterns of large customers. Host and USA had combined revenue of $6,092,000 for the period from December 17, 1999 (date of acquisition) through December 31, 1999, of which, $5,452,000 was attributable to Host's and USA's Collegiate business segment. Consulting fee income on services provided to Gray was $628,000 for the three months ended December 31, 1999 compared to $2,000 for the same period in 1998.

A portion of the income from consulting fees for services provided to Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. As of December 31, 1999, consulting fees of $711,000 were deferred for future revenue recognition. There can be no assurance that the Company will earn any consulting fees in the future, other than recognition of currently deferred fees.

Operating costs and expenses of $13,334,000 for the three months ended December 31, 1999 include $6,545,000 associated with Host and USA for the period from December 17, 1999 (date of acquisition) through December 31, 1999. Excluding the effects of Host and USA, total costs and expenses for the three months ended December 31, 1999 declined $1,365,000 from the same period last year, due to a $1,344,000 reduction in Datasouth's cost of sales, as a result of the reduction in revenue, and a $76,000 decrease in research and development expenses, net of a $179,000 increase in selling, general and administrative expenses.

Goodwill and debt issue cost amortization increased for the three months ended December 31, 1999 from the same period last year as a result of the Host-USA Acquisition and related financing.

Equity in earnings (losses) of affiliated companies, totaling $(763,000) and $54,000 for the three months ended December 31, 1999 and 1998, respectively, included the Company's proportionate share of the earnings or losses of Gray, Rawlings, and prior to December 17, 1999, Host and Capital, net of goodwill amortization totaling $493,000 and $434,000, respectively. The decrease from the prior year period was a result of a decrease in the net income (or increase in net loss) of Gray and Rawlings in their quarters ended December 31, 1999 and November 30, 1999, respectively, compared to the prior year.

As a result of Gray's issuance of shares of its class B common stock on October 1, 1999 in connection with consideration paid in the acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.2%, resulting in a pretax gain for the Company of $2,492,231 recognized by the Company in the quarter ended December 31, 1999. This share issuance also reduced the Company's common equity voting power in Gray from 27.5% to 26.2%.

Interest and dividend income of $229,000 and $234,000 for the three months ended December 31, 1999 and 1998, respectively, was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $1,658,000 from $1,066,000 for the three months ended December 31, 1999 compared to the same period in the prior year, as a result of (a) financing the Host-USA Acquisition in December 1999; (b) the Company's investment in Tarzian in January 1999; and (c) an increase in interest rates.

Other income for the three months ended December 31, 1999 consisted primarily of income on an option agreement with Gray. Under the option agreement, whereby Gray has the option until March 31, 2000 to acquire the Company's investment in Tarzian for $10,000,000 plus related costs, the Company received $200,100 in the three months ended December 31, 1999. The option agreement provides that Gray may extend the expiration date of the option in 30-day increments at a fee of $66,700 per extension. The Company currently anticipates that Gray will continue to extend its option for the foreseeable future. A portion of the option income from Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. As of December 31, 1999, option income of $88,000 was deferred for future revenue recognition.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates of 31.0% estimated for the current year and 44.0% for the prior year are nondeductible goodwill amortization and state income taxes.

RESULTS OF OPERATIONS -
SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1998

Total revenue for the six months ended December 31, 1999 was $22,279,000 compared to $16,657,000 for the same period in 1998. Revenue from computer printer operations was $14,889,000 for the six months ended December 31, 1999, compared to $15,690,000 for the same period in 1998, primarily as a result of a decrease in sales to The Sabre Group, Inc., Datasouth's largest customer, from $4,860,000 in 1998 to $3,025,000 in 1999. Host and USA added combined revenue of $6,092,000 for the period from December 17, 1999 (date of acquisition) through December 31, 1999, of which, $5,452,000 was attributable to Host's and USA's Collegiate segment. Consulting fee income on services provided to Gray was $1,298,000 for the six months ended December 31, 1999 compared to $966,000 for the same period in 1998.

Operating costs and expenses of $21,171,000 for the six months ended December 31, 1999 include $6,545,000 associated with Host and USA, for the period from December 17, 1999 (date of acquisition) through December 31, 1999. Excluding the effects of Host and USA, total costs and expenses for the three months ended December 31, 1999 declined $905,000 from the same period last year, due to a $849,000 reduction in Datasouth's cost of sales and a $200,000 decrease in research and development expenses, net of a $144,000 increase in selling, general and administrative expenses.

Goodwill and debt issue cost amortization increased for the six months ended December 31, 1999 from the same period last year as a result of the Host-USA Acquisition and related financing.

Equity in earnings (losses) of affiliated companies, totaling $(134,000) and $6,880,000 for the six months ended December 31, 1999 and 1998, respectively, included the Company's proportionate share of the earnings or losses of Gray, Rawlings, and prior to December 17, 1999, Host and Capital, net of goodwill amortization totaling $996,000 and $859,000, respectively.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the six months ended December 31, 1999 due to USA's gain on the sale of its investment in broadcast.com, inc. In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in the six months ended December 31, 1998. There is no assurance that such sales or such gains of a material nature will occur in the future.

Excluding the impact of the USA gain in the current year and the Gray gain in the prior year, equity in earnings (losses) of affiliated companies decreased from the prior year period as a result of a decrease in the net income (or increase in net loss) of Gray and Rawlings in the six month periods ended December 31, 1999 and November 30, 1999, respectively, compared to the prior year.

As a result of Gray's issuance of shares of its class B common stock on October 1, 1999 in connection with consideration paid in the acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.2%, resulting in a pretax gain for the Company of $2,492,231 recognized by the Company in the six months ended December 31, 1999.

Interest and dividend income of $455,000 and $523,000 for the six months ended December 31, 1999 and 1998, respectively, was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $2,975,000 from $2,146,000 for the six months ended December 31, 1999 and 1998, respectively, as a result of (a) financing the Host-USA Acquisition in December 1999; (b) the Company's investment in Tarzian in January 1999; and (c) an increase in interest rates.

Other income for the six months ended December 31, 1999 consisted primarily of income on the option agreement with Gray.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates of 31.0% estimated for the current year and 39.3% for the prior year are nondeductible goodwill amortization and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4,908,000 for the six months ended December 31, 1999, compared to cash used in operating activities of $749,000 for the same period in 1998. In the six months ended December 31, 1999, receivables decreased $4,014,000, due to collections from Host and USA accounts subsequent to the Host-USA Acquisition closing date; accounts payable and accrued expenses increased $2,212,000; and deferred income associated with Host and USA increased $1,284,0000. In the six months ended December 31, 1998, receivables increased $616,000, whereas inventories decreased $558,000 and accounts payable and accrued expenses decreased $614,000.

Cash used in investing activities was $45,249,000 for the six months ended December 31, 1999, of which, $43,985,000 was associated with the Host-USA Acquisition, compared to $880,000 for the same period in 1998. In the six months ended December 31, 1998, the Company received proceeds of $3,805,000 from Gray on the redemption of shares of its series B preferred stock. Also during the 1998 period, the Company made its initial investment in Total Sports of $2,500,000 and acquired printer product rights for approximately $660,000.

Cash provided by financing activities was $42,956,000 for the six months ended December 31, 1999 as a result of borrowings utilized for the Host-USA Acquisition, compared to cash provided by financing activities of $1,098,000 for the six months ended December 31, 1998. In the six months ended December 31, 1998, the Company financed a portion of its investments with bank debt.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2007, without an exchange of the $20,000,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000,000 notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the $20,000,000 swap agreement, if the Company elected to do so, was approximately $1,152,000 as of December 31, 1999.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that dividends on the series B preferred stock will be paid in cash for the foreseeable future.

The Company anticipates that its current working capital, funds available under its current credit facilities (see Note 6 in Item 1), quarterly cash dividends on the Gray preferred stock and common stock, anticipated extension fees on the option agreement with Gray and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. The $10,000,000 principal payment due under the new credit facility in December 2000 will likely require the sale of certain investments and/or the redemption of some or all of the Gray preferred stock.


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

Based on the Company's debt profile at December 31, 1999 and 1998, and June 30, 1999 and 1998, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $97,000 and $131,000 for the three months ended December 31, 1999 and 1998, respectively, and $215,000 and $263,000 for the six months ended December 31, 1999 and 1998, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving consideration to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.


RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities". The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations or financial position. However, the Statement could increase volatility in earnings and comprehensive income.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's and Gray's leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iii) Rawlings', Host's and USA's businesses are seasonal; (iv) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (v) Rawlings', Host's and USA's businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; and (vi) Host and USA may lose money on some of their contracts, because they guarantee certain payments thereunder.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K
                  Form 8-K dated December 17, 1999 related to the Company's
                      acquisition of Host Communications, Inc., Universal Sports America, Inc. and Capital Sports Properties, Inc.
                  Form 8-K/A-1 dated December 17, 1999 filed to amend Form 8-K for the inclusion of required financial statements of the businesses acquired and pro forma financial information.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BULL RUN CORPORATION




Date:  February 14, 2000                  By: /s/ FREDERICK J. ERICKSON
                                              -------------------------------
                                              Frederick J. Erickson
                                              Vice President-Finance, Treasurer
                                              and Assistant Secretary