Form 10-Q
period 2000-03-31
BULL RUN CORP
filed 2000-05-15
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.



         COMMISSION FILE NUMBER   0-9385
                                  ------

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

               GEORGIA                                      58-2458679
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,926,630 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   March 31,           June 30,
                                                                      2000               1999
                                                                 -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $     158,068       $     323,202
   Accounts and notes receivable                                    54,982,904           3,927,085
   Inventories                                                       7,183,400           5,504,597
   Prepaid costs and expenses                                       12,963,674             160,041
                                                                 -------------       -------------
         Total current assets                                       75,288,046           9,914,925

Property and equipment, net                                          9,125,359           2,620,345
Investment in affiliated companies                                  84,527,909          85,311,175
Goodwill                                                            73,742,014           7,417,146
Deferred acquisition costs                                                                 673,605
Other assets                                                        25,756,348             160,967
                                                                 -------------       -------------
                                                                 $ 268,439,676       $ 106,098,163
                                                                 =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt           $  10,000,000       $  67,360,921
   Accounts payable                                                  3,478,886           1,951,357
   Accrued expenses:
      Employee compensation and related taxes                        1,168,126             417,492
      Incurred unbilled costs                                        9,322,613
      Guaranteed rights fees                                        14,554,453
      Interest                                                       1,908,929             578,698
      Other                                                          5,192,304           1,202,019
   Deferred revenue                                                 13,028,408
   Deferred income taxes                                               967,462
                                                                 -------------       -------------
         Total current liabilities                                  59,621,181          71,510,487

Long-term debt                                                     117,494,013
Deferred income taxes                                                6,738,079           4,408,711
Other liabilities                                                    2,587,390           2,185,433
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000,000
      shares; issued 35,468,364 and 22,983,271 shares as of
      March 31, 2000 and June 30, 1999, respectively)                  354,684             229,832
   Additional paid-in capital                                       75,978,561          21,839,571
   Treasury stock, at cost (542,004 shares)                         (1,392,430)         (1,392,430)
   Retained earnings                                                 7,058,198           7,316,559
                                                                 -------------       -------------
         Total stockholders' equity                                 81,999,013          27,993,532
                                                                 -------------       -------------
                                                                 $ 268,439,676       $ 106,098,163
                                                                 =============       =============

See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                    Nine Months Ended
                                                                   March 31,                             March 31,
                                                        -------------------------------       -------------------------------
                                                            2000               1999               2000                1999
                                                        ------------       ------------       ------------       ------------

Net revenues:
   Revenue from services rendered                       $ 39,426,195       $    195,298       $ 46,816,168       $  1,161,558
   Revenue from computer printer operations                5,472,932          7,532,940         20,361,545         23,223,429
                                                        ------------       ------------       ------------       ------------
                                                          44,899,127          7,728,238         67,177,713         24,384,987
Operating costs and expenses:
   Direct operating costs for services rendered           25,992,404                            31,027,961
   Cost of revenue from printer operations                 4,099,375          5,374,925         14,716,257         16,841,332
   Selling, general and administrative                    10,006,703          1,634,532         14,556,499          4,529,623
   Research and development                                  482,344            705,641          1,451,204          1,874,757
                                                        ------------       ------------       ------------       ------------
                                                          40,580,826          7,715,098         61,751,921         23,245,712
                                                        ------------       ------------       ------------       ------------
           Operating income (loss) before goodwill
                  amortization                             4,318,301             13,140          5,425,792          1,139,275
   Goodwill amortization                                   1,254,457            132,474          1,715,513            378,059
                                                        ------------       ------------       ------------       ------------
           Operating income (loss)                         3,063,844           (119,334)         3,710,279            761,216

Other income (expense):
   Equity in earnings (losses) of affiliated
      companies                                             (514,145)          (469,680)          (647,832)         6,410,281
   Gain on issuance of shares by affiliate                                                       2,492,231
   Interest and dividend income                              243,932            226,365            698,965            748,918
   Interest expense                                       (2,817,054)        (1,205,033)        (5,791,752)        (3,351,053)
   Debt issue cost amortization                             (414,713)            (7,795)          (529,183)           (23,385)
   Other income (expense), net                               172,232             (2,111)           559,462           (121,749)
                                                        ------------       ------------       ------------       ------------

           Income (loss) before income taxes                (265,904)        (1,577,588)           492,170          4,424,228

Income tax benefit (expense)                                (515,528)           520,604           (750,531)        (1,839,490)
                                                        ------------       ------------       ------------       ------------

           Net income (loss)                            $   (781,432)      $ (1,056,984)      $   (258,361)      $  2,584,738
                                                        ============       ============       ============       ============
Earnings (loss) per share:
   Basic                                                $      (0.02)      $      (0.05)      $      (0.01)      $       0.12
   Diluted                                              $      (0.02)      $      (0.05)      $      (0.01)      $       0.11

See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                     Common Stock             Additional                                             Total
                               ------------------------         Paid-In          Treasury         Retained       Stockholders'
                                 Shares        Amount           Capital            Stock          Earnings           Equity
                               ----------     ---------       -----------        -----------     ----------      ------------

Balances, June 30, 1999        22,983,271     $ 229,832       $21,839,571       $(1,392,430)     $7,316,559      $ 27,993,532

Issuance of common
   shares in connection
   with acquisition            11,687,164       116,872        43,441,188                                          43,558,060
Issuance of stock options
   in connection with
   acquisition                                                  8,700,000                                           8,700,000
Issuance of common
   shares in connection
   with bank debt guarantee       304,688         3,047         1,215,705                                           1,218,752
Exercise of stock options         493,241         4,933           668,036                                             672,969
Income tax benefit of
   stock options exercised                                        114,061                                             114,061
Net loss                                                                                           (258,361)         (258,361)
                               ----------     ---------       -----------        -----------     ----------      ------------
Balances,
   March 31, 2000              35,468,364     $ 354,684       $75,978,561        $(1,392,430)    $7,058,198      $ 81,999,013
                               ==========     =========       ===========        ===========     ==========      ============

See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                            2000               1999
                                                                        ------------       ------------
Cash flows from operating activities:
Net income (loss)                                                       $   (258,361)      $  2,584,738
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for bad debts                                                   115,467             14,023
   Depreciation and amortization                                           3,180,426            767,905
   Equity in (earnings) losses of affiliated companies                       647,832         (6,410,281)
   Gain on issuance of shares by affiliate                                (2,492,231)
   Loss on disposition of assets                                              63,764            121,890
   Deferred income taxes                                                  (1,083,684)         1,822,265
   Accrued preferred stock dividend income                                                      (24,692)
   Change in operating assets and liabilities:
      Accounts and notes receivable                                          175,369             92,806
      Inventories                                                           (760,698)           268,252
      Prepaid costs and expenses                                           2,766,471            220,650
      Accrued income taxes                                                   128,052             44,830
      Accounts payable and accrued expenses                                5,663,867            (53,500)
      Deferred revenue                                                    (2,537,982)
                                                                        ------------       ------------
Net cash provided by (used in) operating activities                        5,608,292           (551,114)
                                                                        ------------       ------------
Cash flows from investing activities:
Capital expenditures                                                        (589,430)          (227,884)
Investment in affiliated companies                                        (1,614,125)       (15,331,803)
Proceeds on sale of investment                                               288,736
Acquisition of businesses and product rights, net of cash acquired       (45,022,286)          (957,728)
Redemption of preferred stock investment                                                      3,804,692
Dividends received from affiliated company                                   121,763             93,835
                                                                        ------------       ------------
Net cash used in investing activities                                    (46,815,342)       (12,618,888)
                                                                        ------------       ------------
Cash flows from financing activities:
Borrowings on notes payable                                                                  10,000,000
Repayments on notes payable                                              (12,000,000)          (700,000)
Borrowings from revolving lines of credit                                 29,792,808         15,601,499
Repayments on revolving lines of credit                                  (24,088,567)       (15,239,052)
Borrowings from long-term debt                                            95,000,000          4,026,250
Repayments on long-term debt                                             (47,164,994)          (921,729)
Debt issue costs                                                          (1,170,300)
Exercise of stock options                                                    672,969             66,063
Repurchase of common stock                                                                     (147,500)
                                                                        ------------       ------------
Net cash provided by financing activities                                 41,041,916         12,685,531
                                                                        ------------       ------------
Net decrease in cash and cash equivalents                                   (165,134)          (484,471)
Cash and cash equivalents, beginning of period                               323,202            587,965
                                                                        ------------       ------------
Cash and cash equivalents, end of period                                $    158,068       $    103,494
                                                                        ============       ============

See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Transition Report on Form 10-K of Bull Run Corporation for the period from January 1, 1999 to June 30, 1999.

The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.


2.       HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Aggregate consideration (net of cash acquired) was approximately $115.9 million, which included common stock and stock options valued at approximately $52.3 million, 8% subordinated notes having a face value of approximately $18.6 million, cash (net of approximately $10.8 million in cash acquired) of $43.7 million and transaction expenses of approximately $1.3 million.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company. The acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based on a preliminary allocation of the purchase price. The preliminary allocation of the purchase price was based upon estimated fair values at the date of acquisition and is subject to refinement upon obtaining certain additional information. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $67.1 million is being amortized on a straight-line basis over 20 years.

Host, based in Lexington, Kentucky, and USA, based in Dallas, Texas, provide media and marketing services to universities, athletic conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. Capital has no operating assets.

In connection with the Host-USA Acquisition, the Company accrued approximately $250,000 for costs to close certain duplicative office facilities and accrued approximately $500,000 in severance costs for approximately fifty terminated employees of the acquired companies primarily in the Collegiate and Streetball business segments. These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. The Company has not yet finalized its plans to consolidate facilities and to terminate or relocate employees, nor has it finalized a determination of costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation and employee termination. These adjustments will be reported as an increase or decrease in goodwill. Through March 31, 2000, the Company had charged approximately $240,000 (which consisted of cash expenditures) against the reserve, and the accrual for future costs to be incurred was approximately $510,000 as of March 31, 2000.

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of January 1, 1999 for the three months ended March 31, 1999, and July 1, 1999 and 1998 for the nine months ended March 31, 2000 and 1999, respectively, would have been as follows:

                                                                        Nine Months Ended
                                          Three Months Ended               March 31,
                                               March 31,        ---------------------------------
                                                 1999               2000                1999
                                             ------------       -------------       -------------
Net revenue                                  $ 46,079,000       $ 124,890,000       $ 122,474,000
Operating income (loss) before goodwill
   amortization                                (1,878,000)          5,815,000             724,000
Operating income (loss)                        (3,124,000)          2,059,000          (2,995,000)
Net loss                                       (4,449,000)         (5,522,000)         (4,004,000)

Loss per share:
   Basic                                     $      (0.13)      $       (0.15)      $       (0.12)
   Diluted                                   $      (0.13)      $       (0.15)      $       (0.12)


These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.


3.       SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                           Nine Months Ended
                                                              December 31,
                                                     ----------------------------
                                                         2000             1999
                                                     -----------      -----------
Interest paid                                        $ 4,461,522      $ 2,930,283
Income taxes paid (received)                             151,814          (21,000)

Noncash investing and financing activities in
  connection with the Host-USA Acquisition:
     Common stock and stock options issued as a
        component of the purchase price              $52,258,060
     Subordinated notes issued as a component
        of the purchase price                         18,594,013
    Common stock issued in connection with debt
        issue costs                                    1,218,752

4.       INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                            March 31,         June 30,
                                               2000             1999
                                           -----------      -----------

Gray Communications Systems, Inc.          $46,377,528      $45,512,799
Sarkes Tarzian, Inc.                        10,000,000       10,000,000
Rawlings Sporting Goods Company, Inc.       13,724,597       13,007,820
Total Sports, Inc.                          10,450,728        3,499,999
iHigh.com, Inc.                              2,402,159
Host Communications, Inc.                                     2,747,427
Capital Sports Properties, Inc.                               9,893,130
Universal Sports America, Inc.                                  650,000
Other                                        1,572,897
                                           -----------      -----------
                                           $84,527,909      $85,311,175
                                           ===========      ===========

As part of the Host-USA Acquisition, the Company acquired an additional investment in Total Sports, Inc. valued at $6,950,729, an investment in iHigh.com, Inc. ("iHigh.com") valued at $2,622,147 and other investments valued at $1,546,769.

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Rawlings Sporting Goods Company, Inc. ("Rawlings"), and prior to December 17, 1999 (the date the Company consummated the Host-USA Acquisition), Host and Capital, using the equity method. Beginning December 17, 1999, the Company also accounts for its investment in iHigh.com (an investee of Host) using the equity method. The amount that the Company's equity investments exceed the Company's proportionate share of the investee's book value is being amortized over 20 to 40 years, with such amortization (totaling $478,000 and $473,000 for the three months ended March 31, 2000 and 1999, respectively, and $1,481,000 and $1,332,000 for the nine months ended March 31, 2000 and 1999, respectively) reported as a reduction (increase) in the Company's equity in earnings (losses) of affiliated companies.

In October 1999, Gray acquired three television stations for consideration that included shares of Gray's class B common stock. The transaction resulted in diluting the Company's investment in Gray from approximately 16.9% to 13.2% (resulting in a reduction in the Company's voting interest in Gray from 27.5% to 26.2%). As a result of this dilution, the Company recognized a $2,492,231 gain on Gray's issuance of shares in the nine months ended March 31, 2000.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions and dispositions. Income on a portion of such fees is deferred and recognized over 40 years as a result of the Company's 13.2% equity investment position in Gray as of March 31, 2000. The Company and Gray entered into an agreement under which Gray has the option to acquire the Company's investment in Sarkes Tarzian, Inc. for $10,000,000, plus related costs. Under the terms of the option agreement, Gray has the ability to extend such option for $66,700 per month. A portion of this option income is deferred and recognized over 40 years as a result of the Company's 13.2% equity investment position in Gray. The total amount of deferred consulting fee and option income to be recognized by the Company in future periods was $820,000 as of March 31, 2000.

Prior to the Host-USA Acquisition on December 17, 1999, the Company accounted for its investment in Host by the equity method on a six-month lag basis. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately

$40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the nine months ended March 31, 2000 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in the nine months ended March 31, 1999.

Aggregate operating results of affiliated companies reflecting, for 2000: (i) Gray, iHigh.com and certain other equity investments for the three months and nine months ended March 31, 2000; (ii) Capital for the six months ended December 31, 1999; (iii) Host for the six months ended June 30, 1999; and (iv) Rawlings for the three months and nine months ended February 29, 2000; and reflecting, for 1999: (i) Gray and Capital for the three months and nine months ended March 31, 1999; (ii) Host for the three months and nine months ended September 30, 1998; and (iii) Rawlings for the three months and nine months ended February 28,
1998) were as follows:

                                   Three Months Ended                     Nine Months Ended
                                        March 31,                              March 31,
                            --------------------------------       --------------------------------
                                 2000               1999                2000                1999
                            -------------       ------------       -------------       ------------
Net revenue                 $ 105,582,000       $ 96,645,000       $ 279,774,000       $258,628,000
Income from operations         10,968,000          9,069,000          15,767,000         22,214,000
Net income (loss)                (490,000)          (694,000)         (8,066,000)        42,357,000


5.       INVENTORIES

Inventories consist of the following:

                                                 March 31,       June 30,
                                                   2000            1999
                                                ----------      ----------
Computer printer operations:
  Raw materials                                 $4,253,103      $3,423,468
  Work-in-process                                  701,067         742,465
  Finished goods                                 1,250,108       1,338,664
                                                ----------      ----------
                                                 6,204,278       5,504,597
Printing operations materials and supplies         618,577
Marketing materials and supplies                   360,545
                                                ----------      ----------
                                                $7,183,400      $5,504,597
                                                ==========      ==========

6.       NOTES PAYABLE AND LONG-TERM DEBT

In connection with the Host-USA Acquisition, the Company entered into a new credit agreement with a group of banks on December 17, 1999, providing for (a) two term loans (the "Term Loans") for borrowings totaling $95,000,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000,000 by December 17, 2000 and a minimum aggregate principal payment of $30,000,000 by December 17, 2001, with all amounts outstanding under the term loans due on December 17, 2002; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to $35,000,000 through December 17, 2002, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500,000 in outstanding letters of credit. As of March 31, 2000, borrowings of $13,900,000 and letters of credit totaling $7,375,000 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $3,534,000 at that date. As of

March 31, 2000, borrowings totaling $99,900,000 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 8.69% and borrowings of $9,000,000 were subject to the banks' prime rate of 9.0%. Interest on prime rate advances is payable quarterly beginning April 1, 2000 and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly.

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

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2007, without an exchange of the $20,000,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000,000 notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the swap agreements, if the Company elected to do so, was approximately $1,292,000 and $432,000 as of March 31, 2000 and June 30, 1999, respectively.


7.       INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


8.       EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                     Three Months Ended                      Nine Months Ended
                                                          March 31,                             March 31,
                                               -------------------------------       ------------------------------
                                                   2000               1999               2000               1999
                                               ------------       ------------       ------------       -----------

Net income (loss)                              $   (781,432)      $ (1,056,984)      $   (258,361)      $ 2,584,738
                                               ============       ============       ============       ===========
Weighted average number of common
   shares outstanding for basic earnings
   (loss) per share                              34,699,603         22,263,634         27,082,147        22,274,302
Effect of dilutive employee stock options                                                                   924,541
                                               ------------       ------------       ------------       -----------
Adjusted weighted average number of
   common shares and assumed conversions
   for diluted earnings (loss) per share         34,699,603         22,263,634         27,082,147        23,198,843
                                               ============       ============       ============       ===========

Basic earnings (loss) per share                $      (0.02)      $      (0.05)      $      (0.01)      $      0.12
Diluted earnings (loss) per share              $      (0.02)      $      (0.05)      $      (0.01)      $      0.11

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

                                     Three Months Ended                    Nine Months Ended
                                          March 31,                             March 31,
                               -------------------------------       -------------------------------
                                   2000               1999               2000               1999
                               ------------       ------------       ------------       ------------
Net revenues:
  Collegiate                   $ 34,905,316       $                  $ 40,357,146       $
  Streetball                      2,742,223                             3,038,611
  Datasouth                       5,472,932          7,532,940         20,361,545         23,223,429
  Association Management          1,773,968                             2,117,093
  Consulting                          4,688            195,298          1,303,318          1,161,558
                               ------------       ------------       ------------       ------------
                               $ 44,899,127       $  7,728,238       $ 67,177,713       $ 24,384,987
                               ============       ============       ============       ============
Operating income (loss):
  Collegiate                   $  5,044,163       $                  $  4,775,183       $
  Streetball                       (328,935)                             (579,129)
  Datasouth                         (41,620)           206,210            983,835            971,609
  Association Management             28,263                                93,116
  Consulting                          4,688            195,298          1,303,318          1,161,558
  Goodwill amortization          (1,254,457)          (132,474)        (1,715,513)          (378,059)
  Unallocated general and
     administrative costs          (388,258)          (388,368)        (1,150,531)          (993,892)
                               ------------       ------------       ------------       ------------
                               $  3,063,844       $   (119,334)      $  3,710,279       $    761,216
                               ============       ============       ============       ============

                                           March 31,          June 30,
                                             2000               1999
                                         ------------      ------------
Total assets:
 Collegiate                              $ 52,274,412      $
 Streetball                                12,319,791
 Datasouth                                 12,391,961        11,860,601
 Association Management                     8,381,112
 Investments in affiliated companies       84,527,909        85,311,175
 Goodwill                                  96,406,614         7,417,146
 Other                                      2,137,877         1,509,241
                                         ------------      ------------
                                         $268,439,676      $106,098,163
                                         ============      ============

          No assets are allocated to the Consulting segment.


10.      RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities." The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations or financial position. However, the Statement could increase the volatility in earnings and comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (collectively with its wholly-owned subsidiaries, unless the context otherwise requires, the "Company") acquired all of the outstanding capital stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") that it did not then own prior to the December 17, 1999 acquisition date (the "Host-USA Acquisition"). As a result of the Host-USA Acquisition, the Company added new business segments, including sports marketing, event management and association management, in addition to its existing wholly-owned computer printer manufacturing operation, Datasouth Computer Corporation. The results of Host and USA for the period from December 17, 1999 (the date of their acquisition by the Company) through March 31, 2000 are not necessarily indicative of the results that would have been obtained for Host and USA for the nine months ended March 31, 2000. The Company also makes significant investments in other sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of, among other businesses, 13 television stations and four daily newspapers; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and iHigh.com, Inc., a company formed in July 1999 that creates an Internet network of websites devoted to high school sports and activities. In addition, the Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions.

For information with respect to the Host-USA Acquisition, reference is made to
Note 2 of the Company's financial statements included in Item 1 hereof.

Effective June 30, 1999, the Company changed its fiscal year end from December 31 to June 30.


RESULTS OF OPERATIONS -
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Total revenues for the three months ended March 31, 2000 were $44,899,000 compared to $7,728,000 for the same period in 1999. Revenue from computer printer operations decreased by $2,060,000 to $5,473,000 for the three months ended March 31, 2000, from $7,533,000 for the same period in 1999, primarily as a result of a decrease in sales to The Sabre Group, Inc., Datasouth's largest customer, from $1,933,000 in 1999 to $735,000 in 2000. Short-term revenue trends in the Company's computer printer business fluctuate due to variable ordering patterns of large customers. Host and USA had combined revenue of $39,421,000 for the three months ended March 31, 2000, of which, $34,905,000 was attributable to Host's and USA's Collegiate business segment. Host's and USA's Collegiate segment is favorably impacted in the quarter ended March 31 because a significant amount of its revenue is associated with NCAA basketball tournaments occurring primarily during the month of March.

A portion of the income from consulting fees for services provided to Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. As of March 31, 2000, consulting fees of $706,000 were deferred for future revenue recognition. There can be no assurance that the Company will earn any consulting fees in the future, other than recognition of currently deferred fees.

Operating costs and expenses of $40,581,000 for the three months ended March 31, 2000 included $34,679,000 associated with Host and USA for the three months ended March 31, 2000. Excluding the effects of Host and USA, total costs and expenses for the three months ended March 31, 2000 declined $1,813,000 from the same period last year, due to (a) a $1,276,000 reduction in Datasouth's cost of sales, as a result of the reduction in revenue; (b) a $224,000 decrease in research and development expenses; (c) a $112,000 decrease in sales and marketing expenses; and (d) a $102,000 decrease in general and administrative expenses.

Goodwill and debt issue cost amortization increased for the three months ended March 31, 2000 from the same period last year as a result of the Host-USA Acquisition and related financing.

Equity in earnings (losses) of affiliated companies, totaling $(514,000) and $(470,000) for the three months ended March 31, 2000 and 1999, respectively, included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) solely in 2000, iHigh.com and certain other equity investments; and (d) solely in 1999, Host and Capital, net of goodwill amortization totaling $478,000 and $473,000 in 2000 and 1999, respectively.

Interest and dividend income of $244,000 and $226,000 for the three months ended March 31, 2000 and 1999, respectively, was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $2,817,000 from $1,205,000 for the three months ended March 31, 2000 compared to the same period in the prior year, primarily as a result of financing the Host-USA Acquisition in December 1999 and, to a lesser extent, an increase in interest rates. During the quarter ended March 31, 2000, the Company issued approximately 305,000 shares of its common stock to a director of the Company who personally guaranteed up to $75 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,219,000, is being amortized over one year, and approximately $305,000 is included in debt issue cost amortization for the three months ended March 31, 2000.

Other income for the three months ended March 31, 2000 consisted primarily of income on an option agreement with Gray. Under the option agreement, whereby Gray has the option until June 30, 2000 to acquire the Company's investment in Tarzian for $10,000,000 plus related costs, the Company received $200,100 in the three months ended March 31, 2000. The option agreement provides that Gray may extend the expiration date of the option in 30-day increments at a fee of $66,700 per extension. The Company currently anticipates that Gray will continue to extend its option for the foreseeable future. A portion of the option income from Gray is deferred and recognized over 40 years as a result of the Company's equity investment in Gray. As of March 31, 2000, option income of $114,000 was deferred for future revenue recognition.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

RESULTS OF OPERATIONS -
NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

Total revenues for the nine months ended March 31, 2000 were $67,178,000 compared to $24,385,000 for the same period in 1999. Revenue from computer printer operations was $20,362,000 for the nine months ended March 31, 2000, compared to $23,223,000 for the same period in 1999, primarily as a result of a decrease in sales to The Sabre Group, Inc., Datasouth's largest customer, from $6,793,000 in 1999 to $3,761,000 in 2000. Host and USA added combined revenue of $45,513,000 for the period from December 17, 1999 (date of acquisition) through March 31, 2000, of which, $40,357,000 was attributable to Host's and USA's Collegiate segment. Consulting fee income on services provided to Gray was $1,303,000 for the nine months ended March 31, 2000 compared to $1,162,000 for the same period in 1999.

Operating costs and expenses of $61,752,000 for the nine months ended March 31, 2000 included $41,224,000 associated with Host and USA, for the period from December 17, 1999 (date of acquisition) through March 31, 2000. Excluding the effects of Host and USA, total costs and expenses for the nine months ended March 31, 2000 declined $2,719,000 from the same period last year, due to (a) a $2,125,000 reduction in Datasouth's cost of sales due to the reduction in Datasouth's revenue for the comparable periods; (b) a $424,000 decrease in research and development expenses; and (c) a $251,000 decrease in sales and marketing costs; net of an $82,000 increase in general and administrative expenses.

Goodwill and debt issue cost amortization increased for the nine months ended March 31, 2000 from the same period last year as a result of the Host-USA Acquisition and related financing.

Equity in earnings (losses) of affiliated companies, totaling $(648,000) and $6,410,000 for the nine months ended March 31, 2000 and 1999, respectively, included the Company's proportionate share of the earnings or losses of (a)

Gray; (b) Rawlings; (c) subsequent to December 17, 1999, iHigh.com and certain other equity investments; and (d) prior to December 17, 1999, Host and Capital, net of goodwill amortization totaling $1,481,000 for the current year and $1,332,000 for the prior year.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the nine months ended March 31, 2000 due to USA's gain on the sale of its investment in broadcast.com, inc. In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900,000 in the nine months ended March 31, 1999. There is no assurance that such sales or such gains of a material nature will occur in the future.

Excluding the impact of the USA gain in the current year and the Gray gain in the prior year, equity in earnings (losses) of affiliated companies decreased from the prior year period as a result of a decrease in the net income (or increase in net loss) of Gray and Rawlings in the nine month periods ended March 31, 2000 and February 29, 2000, respectively, compared to the prior year.

As a result of Gray's issuance of shares of its class B common stock on October 1, 1999 in connection with consideration paid in the acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.2%, resulting in a pretax gain for the Company of $2,492,231 recognized by the Company in the nine months ended March 31, 2000. This share issuance also reduced the Company's common equity voting power in Gray from 27.5% to 26.2%.

Interest and dividend income of $699,000 and $749,000 for the nine months ended March 31, 2000 and 1999, respectively, was primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $5,792,000 from $3,351,000 for the nine months ended March 31, 2000 and 1999, respectively, primarily as a result of financing the Host-USA Acquisition in December 1999, and to a lesser extent, the Company's investment in Tarzian in January 1999 and an increase in interest rates. During the nine months ended March 31, 2000, the Company issued approximately 305,000 shares of its common stock to a director of the Company who personally guaranteed up to $75 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,219,000, is being amortized over one year, and approximately $305,000 is included in debt issue cost amortization for the nine months ended March 31, 2000.

Other income for the nine months ended March 31, 2000 consisted primarily of income on the option agreement with Gray.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5,608,000 for the nine months ended March 31, 2000, compared to cash used in operating activities of $551,000 for the same period in 1999. In the nine months ended March 31, 2000, receivables decreased $175,000; accounts payable and accrued expenses increased $5,664,000 due primarily to increases in the accrual for Host's and USA's guaranteed rights payments under various contracts; and deferred income associated with Host and USA decreased $2,538,000 due to the completion of certain services provided by Host since the December 17, 1999 acquisition date invoiced in advance. In the nine months ended March 31, 1999, receivables decreased $93,000, inventories decreased $268,000 and accounts payable and accrued expenses decreased $54,000.

Cash used in investing activities was $46,815,000 for the nine months ended March 31, 2000, of which,

$45,022,000 was associated with the Host-USA Acquisition, compared to cash used in investing activities of $12,619,000 for the same period in 1999, of which $10,000,000 was associated with the Company's investment in Sarkes Tarzian, Inc. During the nine months ended March 31, 2000, the Company capitalized approximately $1.5 million in connection with a potential transaction involving one of its investments. If it becomes apparent that these costs will not be recovered or realized in full within a reasonable period of time, the Company will expense some or all of these costs in a future accounting period. In the nine months ended March 31, 1999, the Company received proceeds of $3,805,000 from Gray on the redemption of shares of its series B preferred stock. Also during the 1999 period, the Company made its initial investment in Total Sports of $2,500,000 and acquired printer product rights for approximately $660,000.

Cash provided by financing activities was $41,042,000 for the nine months ended March 31, 2000 as a result of borrowings utilized for the Host-USA Acquisition, compared to cash provided by financing activities of $12,686,000 for the nine months ended March 31, 1999, primarily as a result of financing the $10,000,000 investment in Sarkes Tarzian, Inc.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2007, without an exchange of the $20,000,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000,000 notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the swap agreements, if the Company elected to do so, was approximately $1,292,000 as of March 31, 2000.

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

Based on the Company's debt profile at March 31, 2000 and 1999, and June 30, 1999 and 1998, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $205,000 and $107,000 for the three months ended March 31, 2000 and 1999, respectively, and $420,000 and $370,000 for the nine months ended March 31, 2000 and 1999, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving consideration to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.


RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities." The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations or financial position. However, the Statement could increase volatility in earnings and comprehensive income.


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

                           PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 31, 2000, the Company issued 304,688 shares of its common stock, $.01 par value, to J. Mack Robinson, a director of the Company, as compensation for his guarantee of up to $75 million in debt under the Company's bank credit agreement. The shares were not registered under the Securities Act of 1933 pursuant to the exemption provided by
         Section 4(2) thereof, since such offering did not involve a public offering.


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

                                          BULL RUN CORPORATION




Date:  May 12, 2000                       By: /s/ FREDERICK J. ERICKSON
                                              ---------------------------------
                                              Frederick J. Erickson
                                              Vice President-Finance, Treasurer
                                              and Assistant Secretary