Form 10-K405
period 2000-06-30
BULL RUN CORP
filed 2000-09-28
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
         for the fiscal year ended JUNE 30, 2000
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
         for the transition period from             to
                                        -----------    ------------

                          Commission File Number 0-9385

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

                           GEORGIA                                               58-2458679
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

             4370 PEACHTREE ROAD, N.E., ATLANTA, GA                               30319
            (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (404) 266-8333


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
      None                                            N/A
-------------------                 -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 15, 2000 was $59,318,254 based on the closing price thereof on The Nasdaq Stock Market.

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of September 15, 2000, was 24,335,694.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Documents                              Form 10-K Reference
              ---------                              -------------------
Definitive Proxy Statement for the 2000      Part III, Items 10, 11, 12 and 13
    Annual Meeting of Shareholders

                              BULL RUN CORPORATION

                                 FORM 10-K INDEX


                                                                                                  PAGE
                                                                                                  ----
                                     PART I

ITEM 1.      Business............................................................................   3
ITEM 2.      Properties..........................................................................  11
ITEM 3.      Legal Proceedings...................................................................  12
ITEM 4.      Submission of Matters to a Vote of Security Holders.................................  12


                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters........................................................................  13
ITEM 6.      Selected Financial Data.............................................................  13
ITEM 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................  15
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................  26
ITEM 8.      Financial Statements and Supplementary Data.........................................  27
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................  55

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant..................................  55
ITEM 11.     Executive Compensation..............................................................  55
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management......................  55
ITEM 13.     Certain Relationships and Related Transactions......................................  55

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  56

             Signatures..........................................................................  59

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Bull Run Corporation (the "Company" or "Bull Run"), a Georgia corporation based in Atlanta, is a sports, affinity marketing and management company through its primary operating subsidiary, Host Communications, Inc. ("Host"), acquired in December 1999. Host's "Affinity Marketing and Production Services" business segment provides sports marketing and production services to primarily a number of collegiate conferences and universities, the National Collegiate Athletic Association, and state high school associations. Host's "Affinity Events" business segment produces and manages individual events, such as the "NFL Quarterback Challenge," and several events series, including the "Hoop-It-Up(R)" 3-on-3 basketball tour and the "Toyota Golf Skills Challenge." Host's "Affinity Management Services" business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, marketing and administration. Datasouth Computer Corporation ("Datasouth"), a wholly owned subsidiary, is a manufacturer of computer printers. On July 26, 2000, the Company's board of directors authorized management to sell the assets of Datasouth, and as a result, Datasouth has been reflected in the Company's financial statements as a discontinued operation. The Company's "Consulting" business segment periodically provides consulting services to Gray Communications Systems, Inc. ("Gray") in connection with Gray's acquisitions and dispositions. The Company owns approximately 13.1% of Gray's outstanding common stock (representing 26.2% of the voting rights), and certain executive officers of the Company are also executive officers of Gray.

         Effective December 17, 1999 the Company acquired the stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by the Company in a transaction valued at approximately $116.9 million (the Host-USA Acquisition"). In January 2000, Host's executive management team assumed executive management responsibilities for USA, and many administrative and operating functions of the two companies were combined. Effective July 1, 2000, USA was merged into Host. As used herein, "Host-USA" refers to the combined businesses of Host and USA. Capital was solely an investor in Host and has no operating business.

         In addition to its investment in Gray, the owner and operator of 13 television stations, four newspapers and other media and communications businesses, the Company holds significant investments in Sarkes Tarzian, Inc. ("Tarzian"), owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a leading supplier of team sports equipment; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and iHigh.com, Inc. ("iHigh.com"), a company developing the premier network of web sites focused on high school sports and activities.

AFFINITY MARKETING AND PRODUCTION SERVICES SEGMENT

         COLLEGIATE AND HIGH SCHOOL SPORTS - The Company, through Host-USA, provides sports and marketing services for a number of NCAA Division I universities and conferences. The agreements relating to the services rendered by the Company vary by school or conference, but may provide for the production of radio and television broadcasts of certain athletic events and coaches' shows; sale of advertising during radio and television broadcasts of games and coaches' shows; sale of media advertising and venue signage; sale of "official sponsorship" rights to corporations; publishing and printing game-day and other programs; creative design of materials; video production; construction and management of Internet web sites; and coaches' endorsements and pay-per-view telecasts. Universities with which the Company has agreements are Boston College, Cornell, Eastern Kentucky, Florida State, Georgia, Kentucky, Maryland, Mississippi State, Notre Dame, South Carolina, Southern Methodist, Tennessee and Texas. The Company currently has marketing agreements with the Big 12, Metro Atlantic Athletic, Midwestern Collegiate, Southeastern and Southern Conferences. The Company also helped form the Historically Black Collegiate Coalition (HBCCTM) and has marketing rights to the Music City Bowl, the Southwestern Bell Red River Shootout featuring the University of Texas and University of Oklahoma's annual football rivalry, and the Lone Star Showdown football game featuring Texas and Texas A&M University.

         The Company's High School Division administers the marketing activities of the National Federation of State High School Associations and individual state associations in Florida, Kentucky, North Carolina, South Carolina, Tennessee and Texas. In 1999, the High School Group produced "Inside High School Sports," a national television show for Fox SportsNet, which ran for 15 weeks. The High School Division also publishes Dave Campbell's Texas Football Magazine and intends to expand that concept to other states where high school football has a significant following.

         NCAA GROUP - Host has had a contractual relationship with the National Collegiate Athletic Association ("NCAA") since 1975. It began as an agreement to administer radio rights and form a national NCAA Radio Network for the men's Final Four(R) and has expanded to publishing, Internet and corporate marketing representation, including the exclusive licensing of various NCAA trademarks.

         In 1984, Host and the NCAA initiated the NCAA Corporate Partner Program, which currently includes 16 nationally prominent corporations, including Gillette, which was the first corporate partner signed 16 years ago. Under the NCAA Corporate Partner Program, the Company partners with an exclusive group of corporations to link their target markets to, and implement promotions around, NCAA championships through a variety of advertising and promotional opportunities. The opportunities include the NCAA Radio Network, co-produced with CBS Radio, for the men's and women's Final Fours, the College World Series, and the football and basketball national games of the week. The Company's contract with the NCAA currently runs through 2002, but the Company has announced it withdrew from negotiations for an extension of NCAA corporate marketing rights due to the rapidly escalating cost of purchasing these assets and the belief that other facets of the business will provide higher growth rates at better operating margins. For example, in the first year of a new agreement, the Company would have been required to pay a rights fee exceeding $50 million, an increase of more than 150% over the rights fee to be paid in the final year of the current contract.

         In conjunction with Total Sports, the Company produces and manages seven Internet web sites including www.finalfour.net. The Company also produces the "March to March" nationally syndicated call-in radio show; publishes more than 60 championship programs in 21 sports and specialty publications, such as the official NCAA Basketball Championship Guide; and administers the "Hoop City" interactive event at the men's and women's Final Fours and the Take a Kid to the Game program, among other activities.

         Although it is expected that the termination of the NCAA contract in 2002 will result in a significant decrease in the revenues of the Affinity Marketing and Production Services segment, it is not expected to have a significant impact on the operating profit of this segment due to annual increases in guaranteed rights fees under the existing contract. The Company will continue focusing on its university, conference and high school contracts, its NCAA Football brand, and other properties created by Host-USA, such as "March-to-March" and Take a Kid to the Game.

         PRINTING AND PUBLISHING - The Company produces more than 700 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. The Company's publications include game programs, media guides, posters and marketing brochures. The Company also provides high quality printing services for corporations and non-profit organizations nationwide, consisting of directories, annual reports, brochures, posters, programs and catalogs.

         ELECTRONIC MEDIA - The Company produces television programs, videos, radio broadcasts, commercial audio and Internet related services. Radio broadcast programs created, produced, syndicated and/or distributed by the Company include the NCAA Men's Basketball Network, which includes 400 stations and involves all of the top 100 markets; the NCAA Division I Women's Basketball Network; the College World Series championship game on more than 100 stations, in conjunction with Westwood One and CBS; the 42-game college football and 44-game basketball games of the week; and, in a collaborative effort with AM/FM Radio which began in 2000, the Breeders Cup and the three Triple Crown horse racing events. The Company administers the regional radio networks of nine NCAA Division I universities and three conferences. The Company's digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.

         Host and Total Sports have collaborated with NCAA On-line on www.finalfour.net, the official site for the NCAA Division I Men's and Women's Basketball Championships, and the College World Series' official site. Over the three weeks of the 2000 men's tournament, www.finalfour.net attracted more than 158 million page views. Other web sites developed and managed by Host include those for the Breeder's Cup, Quest (the J.D. Edwards software user group association), Rawlings, the International SPA Association and the National Tour Association.

AFFINITY EVENTS SEGMENT

         The Company's Affinity Events division, doing business as Streetball Partners International, produces and manages large participatory sporting events throughout the United States and internationally. In connection with these events, the Company provides professional marketing and management services to corporations looking to supplement their own sales and promotional activities with sports-based events that target specific participating audiences and demographics. Hoop-It-Up(R), held in approximately 45 U.S. cities each year, is the official 3-on-3 basketball tournament of the NBA and NBC Sports. The 1999 Tour involved approximately 140,000 paid participants and one million spectators. Hoop-It-Up's Germany extension, the "TD-1 Basketball Challenge," is managed by the Company's Paris, France office in collaboration with NBA Europe. The 2000 Tour, held in 10 cities, involved 35,000 players and 250,000 spectators. In addition, the Company oversees the management and production for other sports ventures in partnership with NBC Sports and several professional sports organizations, including the "Let-It-Fly" 4-on-4 flag football tournament, the "NHL Breakout" 5-on-5 in-line street hockey tournament, the "Toyota Golf Skills Challenge," the "MLB Yard Ball" 4-on-4 baseball tournament and MLB's International Baseball Festival.

         The Company also produces and manages a variety of programs and made-for-television events such as the "Quarterback Challenge," "Battle of the Gridiron" and "Lineman Challenge." Additionally, the Company manages the interactive games at NBC Sports' annual Gravity Games, and creates and executes events for corporate clients, including the "SBC Cotton Bowl Fanfest," the "Mobil Speedpass" credit card program, the "NCAA Football Campus Tour" and the "Sony TechPit" mobile marketing unit, which travels to NASCAR's Winston Cup races.

         The Company capitalizes on developing and implementing customized event marketing platforms for corporations looking to reach certain affinity groups. In 1994, Host created the HBCC, for which it oversees the sports marketing, sponsorship and event management. The HBCC provides seamless marketing and sponsorship opportunities between historically black colleges and universities and prominent corporations. For example, the Company helped create and is managing the "Tampax Total You Tour" for the Procter & Gamble brand. The Tour will travel to ten HBCC campuses, and ten off-campus city locations to effectively reach the brand's core target audience, African-American females, ages 18 - 24. This Tour was awarded a Silver Anvil by the Public Relations Society of America for having the best multicultural public relations program in 1999.

AFFINITY MANAGEMENT SERVICES SEGMENT

         The Affinity Management Services segment, doing business as Affinity Management International, provides a full range of management services to a number of associations, including the National Tour Association (which has been a client since 1974), Quest (the J.D. Edwards software user group association), the National Athletic Trainer's Association, the International SPA Association and the National Limousine Association. The Company's services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet web site management and membership growth activities.

CONSULTING SEGMENT

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions, dispositions and acquisition financing. As a result of the Company's 13.1% equity investment in Gray, approximately 13.1% of consulting fees charged to Gray is deferred and recognized as consulting fee income over 40 years. Consulting services include, but are not limited to, transaction search, analysis, due diligence, negotiation and closing. Fees are generally based on a rate of 1% of transaction value and are generally payable by Gray in monthly installments.

INVESTMENT IN AFFILIATED COMPANIES

         The Company currently owns approximately 13.1% of the total outstanding common stock (representing approximately 26.2% of the voting power) of Gray. The Company's equity ownership and voting power was diluted from 16.9% and 27.5%, respectively, on October 1, 1999 in connection with the issuance by Gray of class B common stock as part of the consideration paid in Gray's acquisition of three television stations. The Company also owns shares of series A and series B preferred stock of Gray and warrants to purchase additional shares of Gray's common stock. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal stockholders and/or executive officers, currently own approximately an additional 19.0% of Gray's common stock (representing approximately an additional 28.9% of the voting power in Gray).

         Gray is a communications company headquartered in Atlanta, Georgia, which currently operates:

         (a) three NBC-affiliated television stations -- WEAU-TV in Eau Claire-La Crosse, Wisconsin; WJHG-TV in Panama City, Florida; and WITN-TV, in the Greenville-Washington-New Bern, North Carolina market;

         (b) ten CBS-affiliated television stations -- WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; WRDW-TV in Augusta, Georgia; KOLN-TV in Lincoln, Nebraska; KGIN-TV in Grand Island,

Nebraska; KWTX-TV in Waco, Texas; KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas; and KXII-TV in the Sherman, Texas/Ada, Oklahoma market.

         (c) four daily newspapers, The Albany Herald in Albany, Georgia; The Rockdale Citizen in Conyers, Georgia; The Gwinnett Daily Post in Lawrenceville, Georgia; and The Goshen News in Goshen, Indiana;

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

         In January 1999, the Company acquired approximately 34% of the outstanding common stock of Tarzian, which owns and operates two television stations and four radio stations: WRCB-TV in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. In March 1999, the Company executed an option agreement with Gray, whereby Gray was granted an option to purchase the Company's investment in Tarzian for an amount equal to the Company's purchase price for the Tarzian investment, plus related costs. In connection with the option agreement, Gray granted to the Company warrants to purchase additional shares of Gray's class B common stock.

         In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings. Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings' common stock, and has the right, under certain circumstances, to purchase additional warrants. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for 20 consecutive trading days during the four-year term. In addition, under the terms of the agreement, from November 1997 through January 1998, the Company purchased shares of Rawlings' common stock in the open market, and such shares currently represent 10.2% of Rawlings' outstanding common stock. The Company and Rawlings are parties to a standstill agreement, which restricts the Company from acquiring additional shares of Rawlings' common stock or participating in corporate events relating to Rawlings, including proxy contests and tender offers, subject to specified exceptions. Provisions of the standstill agreement terminate in July 2003. Rawlings, headquartered near St. Louis, Missouri is a supplier of team sports equipment in North America, and operates manufacturing facilities throughout the United States, Canada and Latin America, as well as distribution centers in the United States and Canada.

         In August 1998 and January 1999, the Company acquired series C and series C1 preferred stock of Total Sports. Host also owned Total Sports common stock at the time of the Host-USA Acquisition. Including the shares owned by Host, the Company currently owns approximately 10.6% of Total Sports' total outstanding capital stock. Each share of Total Sports preferred stock owned by the Company is convertible into one share of Total Sports common stock. Based in Raleigh, North Carolina, Total Sports is a web site services provider for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations. In July 2000, Total Sports executed a definitive agreement with Quokka Sports, Inc. ("Quokka"), whereby Quokka would acquire Total Sports in a transaction that the companies currently expect to close during the Company's quarter ending December 31, 2000. Under the terms of the agreement, Quokka will issue approximately 15 million shares of its common stock in exchange for ownership of the privately-held Total Sports, valuing the transaction at approximately $130 million. As a result of this transaction, the Company would receive shares of Quokka in exchange for preferred stock and common stock of Total Sports currently held by the Company. Quokka's common stock is publicly traded on the Nasdaq Stock Market (symbol: QKKA). The number of shares of Quokka common stock ultimately received by the Company in exchange for its Total Sports capital stock will be determined based on the value of Quokka common stock at the closing date and the rights accorded Total Sports' preferred stockholders.

         In connection with the Host-USA Acquisition, the Company acquired 39.4% of the then outstanding common stock of iHigh.com. Subsequently, iHigh.com issued additional shares such that the Company owns approximately 37% of the outstanding common stock of iHigh as of June 30, 2000.

         Prior to the Host-USA Acquisition, the Company owned, directly and indirectly, approximately 32.5% of the outstanding common stock and approximately 51.5% of the outstanding preferred stock of Host. The Company's indirect ownership in Host common stock and preferred stock was owned by Capital, a holding company in which the Company owned 51.5% of the outstanding common stock, representing 48.5% of the voting power.

         Prior to the Host-USA Acquisition, the Company owned approximately 3% of the outstanding capital stock of Universal. On July 1, 2000, Universal was merged into Host.

         As of June 30, 2000, investments in Gray represented approximately 19% of the Company's total assets; the investment in Tarzian represented approximately 4% of the Company's total assets; the investment in Rawlings represented approximately 3% of the Company's total assets; the investment in Total Sports represented approximately 3% of the Company's total assets; and the investment in iHigh.com represented approximately 2% of the Company's total assets.

SALES AND MARKETING

         The Company provides sponsorship opportunities to a variety of corporate clients ranging from consumer products companies to financial services companies and currently has sponsorship contracts with some of the largest companies in the United States and abroad. Corporate sponsorship contracts have historically been three years in length, however the Company has signed several sponsors to five-year contracts and intends to continue to seek longer-term sponsorship agreements.

         The Company employs a full-time national sales and marketing staff, and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote the Company's expertise and range of services. The Company solicits prospective clients through its managers responsible for business development and through personal contacts by members of the Companys senior management. When a new account is established, the Company immediately assigns a sales executive to the client to ensure that the client's needs are met and to seek out further opportunities to expand the relationship. Generally, account managers are assigned several different clients, which may be comprised of a number of businesses or divisions, departments or groups within the same business. In addition, the personnel that staff Host's offices on university campuses and at athletic conference locations are responsible for soliciting local sponsors and advertisers.

COMPETITION

         As a provider of marketing services, the Company competes with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very competitive and highly fragmented. The Company believes that certain of its competitors have capabilities and resources comparable to and in several respects greater than those of the Company. The Company's success will depend on its ability to create unique value-added marketing opportunities that attract corporate sponsorship.

SEASONALITY

         The Company's Affinity Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons.

         The Company's Affinity Events business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and September 30, since much of the revenue derived in this segment is currently generated during the Hoop-It-Up 3-on-3 basketball tour, which begins in March and runs through October each year. As the Company grows its Affinity Events business, it believes that the seasonal nature of the Affinity Events business may be lessened.

EMPLOYEES

         The Company has 621 employees, of which, approximately 275 are employed by Host at its Lexington, Kentucky facilities, approximately 120 are employed at Host's Dallas, Texas facility and approximately 120 are employed by Datasouth at its Charlotte, North Carolina manufacturing facility and administrative offices. The Company is not a party to any collective bargaining agreements and believes good relations exist with its employees.

EXECUTIVE OFFICERS

         The information contained in Item 10 hereof is incorporated herein by reference.

DISCONTINUED SEGMENT

         GENERAL - The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. Immediately following the board's authorization, the Company formalized its plan of disposal and began to aggressively pursue a sale of the assets of Datasouth to a potential purchaser. The Company expects that a sale of Datasouth will be consummated with the potential purchaser by October 31, 2000.

         PRINCIPAL PRODUCTS AND MARKETS OF DATASOUTH - The Company generally markets and sells its heavy-duty dot matrix and thermal printers under the "Datasouth" name. It has historically targeted the heavy-duty, multi-part forms segment of the serial matrix impact printer market in industries such as transportation/travel, healthcare and manufacturing/distribution. The Company has also been involved in the industrial thermal printer market through the development and acquisition of Automated Ticket/Boarding Pass ("ATB") printers for the travel industry, and the acquisition and development of portable and desktop thermal barcode label printer product lines. The printer business is not seasonal to any significant degree. However, short term revenue trends fluctuate due to variable ordering patterns of large customers.

         The Company's impact printers compete in the medium and high speed (i.e., 300 to 600 characters per second) serial impact dot matrix printer markets.

         In January 1998, Datasouth acquired the CodeWriter product line of direct thermal and thermal transfer desktop and portable bar code label printers. CodeWriter's product line includes the 4500 Series of 4.25" print width desktop thermal/thermal transfer barcode printers and a 4.1" print width portable thermal/thermal transfer barcode printer. The Company also has provided a line of portable and desktop thermal printers for several years, including the 4-inch wide portable "FreeLiner" and the desktop version "FreeLiner DT." "CodeWriter" and "FreeLiner" are registered trademarks of the Company.

         In December 1997, the Company began shipping Journey, which was designed specifically for The Sabre Group, Inc. ("Sabre"), the Company's largest customer. This printer, which uses direct thermal printing technology, was designed to be compact, easy to use and durable with features such as an easily accessible jam-free paper path and a simpler method to load ticket stock. In September 1998, the Company purchased marketing rights for the Sigma-Data 7200 high speed ATB printer. The SD7200 product line prints up to 24 coupons per minute and allows for either direct thermal or thermal transfer printing.

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

         The Company warrants its printers against defects in workmanship generally for one year, in addition to providing in-house depot repair service. The Company provides technical support accessible to all customers through a toll-free telephone number, as well as through Datasouth's Internet web site. The Company's warranty expense has ranged from approximately .3% to .6% of revenue from printer operations since 1997. Total warranty expense was $88,000 for the year ended June 30, 2000, $49,000 for the six months ended June 30, 1999, and $133,000 and $124,000 for the years ended December 31, 1998 and 1997, respectively.

         DATASOUTH SALES AND DISTRIBUTION - Printers, parts, accessories and consumables are sold through an international network of approximately 60 independent distributors and directly to large volume major accounts, which consist of end-users and original equipment manufacturers. Distributors typically operate in nonexclusive territories on a local, regional, national or international basis. The distributors carry complementary lines of computers and peripheral products and may carry products competitive with the Company's products. The distributors sell principally to large industrial companies, hospitals, banks, government agencies, educational institutions, airlines, rental car companies and travel agencies. Of the total revenue from printer operations, 24% represented finished product sales to distributors and 47% represented finished product sales to major accounts for the year ended June 30, 2000, compared to 34% to distributors and 41% to major accounts for the six months ended

June 30, 1999, 26% to distributors and 50% to major accounts for the year ended December 31, 1998, and 28% to distributors and 48% to major accounts for the year ended December 31, 1997.

         The Company supplies Documax and Journey printers to Sabre under contracts that are cancelable at any time by Sabre. Moreover, Sabre is under no contractual obligation to purchase any minimum number of printers from Datasouth during the term of the contracts. Sales to Sabre were approximately $4,200,000 for the year ended June 30, 2000, $2,800,000 for the six months ended June 30, 1999, $9,200,000 for the year ended December 31, 1998 and $7,200,000 in 1997, representing 17%, 21%, 31% and 33% of the Company's revenue from printer operations, respectively.

         In 1998, the Company established a sales office and distribution point in the United Kingdom following the acquisition of a sales organization that primarily sold the Documax and SD7200 printers to airlines and customer reservation systems in Europe, Asia and Africa. Datasouth's sales to foreign customers, located principally in Western Europe and South America, totaled $6,267,000 for the year ended June 30, 2000, $2,939,000 for the six months ended June 30, 1999, $2,823,000 in 1998 and $2,497,000 in 1997.

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

         The Company participates in numerous regional, national and international trade shows and actively promotes its products through direct mail, telemarketing and cooperative advertising arrangements with distributors. It also advertises its products in publications serving the industrial markets targeted by its products. Advertising costs were approximately $183,000 for the year ended June 30, 2000, $143,000 for the six months ended June 30, 1999, and $271,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively.

         DATASOUTH'S RESEARCH AND DEVELOPMENT ACTIVITIES AND INTELLECTUAL PROPERTY The Company employs a staff of engineers, technicians and support personnel to engage in basic and applied research. Engineering efforts are focused on new product development, enhancement of existing products to expand market penetration and customization of existing products to meet special printing applications for specific customer needs. Research and development expense was $1,796,000 for the year ended June 30, 2000, $1,335,000 for the six months ended June 30, 1999, and $2,323,000 and $2,418,000 for the years ended December 31, 1998 and 1997, respectively.

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

         The Company owns six acres of land and a building with approximately 25,000 square feet of production, office and storage space in Lexington, Kentucky for Host's Printing and Publishing Divisions. Host also has approximately 50,500 square feet of office space under three leases in Lexington expiring beginning in June 2002; and approximately 41,500 square feet of office space under lease in Dallas, Texas through December 2005. Host also has small regional and local field offices primarily located close to the universities and conferences with which it has contracts.

         Datasouth's administrative offices and operations are located in Charlotte, North Carolina in approximately 74,000 square feet of leased facilities. In addition, the Company owns approximately eight acres of land contiguous to Datasouth's Charlotte facility. Datasouth's main administrative and manufacturing facility is leased through December 2001 and additional office and warehousing space is leased through December 2000.


ITEM 3. LEGAL PROCEEDINGS

         On February 12, 1999, Sarkes Tarzian, Inc. ("Tarzian"), an Indiana corporation, filed a complaint in the United States District Court for the Southern District of Indiana against the Company and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate"). On May 3, 1999, the action was dismissed without prejudice against the Company, leaving the Estate as the sole defendant. The suit involves the Company's acquisition of 301,119 shares of Tarzian common stock, $4.00 par value, from the Estate for $10 million on January 28, 1999. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to the Company's purchase of such shares, and requests judgment providing that the contract be enforced. The Company contends that a binding contract between Tarzian and the Estate did not exist prior to the Company's purchase of the Tarzian shares from the Estate. The Company does not believe that a judgment in favor of Tarzian in this litigation would materially adversely affect the Company, because, among other reasons, the Company's purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the shares to a person or entity other than the Company, the purchase agreement will be rescinded and the Estate will be required to pay the Company the full $10 million purchase price, plus interest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the quarter ended June 30, 2000.

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

                                               HIGH         LOW
                                               ----         ---
     YEAR ENDED DECEMBER 31, 1998
     First Quarter                            $ 4.25      $ 2.88
     Second Quarter                             5.13        3.63
     Third Quarter                              5.00        3.44
     Fourth Quarter                             3.81        2.88

     SIX MONTHS ENDED JUNE 30, 1999
     First Quarter                            $ 5.50      $ 3.25
     Second Quarter                             4.63        3.50

     YEAR ENDED JUNE 30, 2000
     First Quarter                            $ 4.19      $ 3.53
     Second Quarter                             7.88        3.38
     Third Quarter                              6.00        3.75
     Fourth Quarter                             4.38        1.88

HOLDERS

         As of September 15, 2000, there were 2,466 holders of record of Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as "Management's Discussion and Analysis." The selected consolidated financial data as of and for the year ended June 30, 2000, the six months ended June 30, 1999, and for each of the four years in the period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the six months ended June 30, 1998 are derived from unaudited condensed consolidated financial statements of the Company.

                             SELECTED FINANCIAL DATA
           (Dollars and shares in thousands, except per share amounts)

                                                          SIX MONTHS ENDED
                                          YEAR ENDED           JUNE 30,                      YEAR ENDED DECEMBER 31,
                                           JUNE 30,     ---------------------     -----------------------------------------------
OPERATING RESULTS:                           2000         1999         1998         1998         1997         1996         1995
                                           --------     --------     --------     --------     --------     --------     --------
                                                                              (Unaudited)
Total revenue                              $ 72,000     $    609     $    652     $  1,618     $    681     $    844     $    722
Operating costs and expenses                (67,258)        (693)        (691)      (1,312)      (1,039)      (1,022)        (848)
                                           --------     --------     --------     --------     --------     --------     --------
                                              4,742          (84)         (39)         306         (358)        (178)        (126)
Amortization of acquisition intangibles      (2,460)
                                           --------     --------     --------     --------     --------     --------     --------
    Income (loss) from operations             2,282          (84)         (39)         306         (358)        (178)        (126)
Equity in earnings (losses) of
      affiliated companies                   (2,698)        (997)        (146)       6,734         (599)       1,731          107
Other income (expense) derived from
      investments in affiliates, net           (358)                                                           8,179
Interest expense and other, net              (7,909)      (1,858)      (1,547)      (3,162)      (1,614)      (1,250)        (944)
                                           --------     --------     --------     --------     --------     --------     --------
    Income (loss) from continuing
      operations before income taxes,
      extraordinary item and cumulative
      effect of accounting change            (8,683)      (2,939)      (1,732)       3,878       (2,571)       8,482         (963)
Income tax benefit (provision)                2,739          944          542       (1,599)       1,032       (3,349)         421
                                           --------     --------     --------     --------     --------     --------     --------
Income (loss) from continuing
     operations before extraordinary
     item and cumulative effect of
     accounting change                       (5,944)      (1,995)      (1,190)       2,279       (1,539)       5,133         (542)
Extraordinary loss                                                                                              (295)
Cumulative effect of accounting
      change                                                                                                    (274)
                                           --------     --------     --------     --------     --------     --------     --------
    Income (loss) from continuing
      operations                             (5,944)      (1,995)      (1,190)       2,279       (1,539)       4,564         (542)
    Income (loss) from discontinued
      operations, net of tax                 (6,839)        (266)         (92)          81         (234)         744        1,265
                                           --------     --------     --------     --------     --------     --------     --------
    Net income (loss)                      $(12,783)    $ (2,261)    $ (1,282)    $  2,360     $ (1,773)    $  5,308     $    723
                                           ========     ========     ========     ========     ========     ========     ========

Earnings (loss) per share - Basic:
    Income (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting change                    $  (0.20)    $  (0.09)    $  (0.05)    $   0.10     $  (0.07)    $   0.22     $  (0.02)
    Income (loss) from continuing
      operations                           $  (0.20)    $  (0.09)    $  (0.05)    $   0.10     $  (0.07)    $   0.21     $  (0.02)
    Income (loss) from discontinued
      operations, net of tax               $  (0.24)    $  (0.01)    $  (0.01)    $   0.01     $  (0.01)    $   0.03     $   0.05
    Net income (loss)                      $  (0.44)    $  (0.10)    $  (0.06)    $   0.11     $  (0.08)    $   0.24     $   0.03
Weighted average shares
      outstanding - Basic                    29,044       22,330       22,098       22,189       21,302       22,013       22,127

Earnings (loss) per share - Diluted:
    Income (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting change                    $  (0.20)    $  (0.09)    $  (0.05)    $   0.10     $  (0.07)    $   0.21     $  (0.02)
    Income (loss) from continuing
      operations                           $  (0.20)    $  (0.09)    $  (0.05)    $   0.10     $  (0.07)    $   0.20     $  (0.02)
    Income (loss) from discontinued
      operations, net of tax               $  (0.24)    $  (0.01)    $  (0.01)    $   0.00     $  (0.01)    $   0.03     $   0.05
    Net income (loss)                      $  (0.44)    $  (0.10)    $  (0.06)    $   0.10     $  (0.08)    $   0.23     $   0.03
Weighted average shares
      outstanding - Diluted                  29,044       22,330       22,098       23,182       21,302       22,945       23,236

                                                    AS OF JUNE 30,                           AS OF DECEMBER 31,
                                              ------------------------       ----------------------------------------------
                                                2000           1999            1998         1997        1996         1995
                                              ---------      ---------       -------      -------      -------      -------
Working capital                               $  19,221      $ (61,595)      $ 4,074      $ 2,913      $ 4,262      $ 4,005
Investment in affiliated companies               77,935         85,311        74,767       62,972       53,752       29,246
Total assets                                    241,851        104,317        95,195       76,402       66,211       41,692
Long-term obligations                           122,794                       51,848       41,998       31,364       14,896
Stockholders' equity                             69,620         27,994        29,791       25,056       28,318       24,079
Current ratio                                       1.5            0.1           2.4          1.7          3.4          3.9
Book value per share                          $    1.98      $    1.25       $  1.34      $  1.18      $  1.30      $  1.09


        See notes to the Selected Financial Data on the following page.

                          NOTES TO THE SELECTED FINANCIAL DATA

The changes from year to year are primarily a result of the following transactions:

2000 - Acquisition of Host, USA and Capital effective December 17, 1999 financed with common stock, options to acquire common stock and long-term debt. (See
     Note 3 to the consolidated financial statements.)
1999 - Investment in Tarzian, financed with short-term debt; all amounts outstanding under long-term debt agreements were classified as current liabilities until December 17, 1999, when the obligations were refinanced.
1998 - Equity in the earnings attributable to Gray's gain on disposal of a television station; additional investments in Rawlings; and investment in Total Sports.
1997 - Initial investments in Rawlings.
1996 - Increase in the investment in Gray of $8.2 million resulting from Gray's public offering of its class B common stock; and purchase of Gray preferred stock for $15 million.
1995 - Initial investments in Host, USA and Capital.

No dividends were declared or paid during the periods presented.

Certain reclassifications, including the presentation of the Datasouth business segment as a discontinued operation, have been made in the results of operations and financial position for all prior periods to conform to the June 30, 2000 presentation.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Bull Run Corporation ("Bull Run" or the "Company"), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its primary operating business, Host Communications, Inc. ("Host"), acquired in December 1999. Host's "Affinity Marketing and Production Services" business segment provides sports marketing and production services to a number of collegiate conferences and universities, the National Collegiate Athletic Association, and state high school associations. Host's "Affinity Events" business segment produces and manages individual events, such as the "NFL Quarterback Challenge," and several events series, including the "Hoop-It-Up(R)" 3-on-3 basketball tour and the "Toyota Golf Skills Challenge". Host's "Affinity Management Services" business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, marketing and administration.

Effective December 17, 1999, the Company acquired the stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by the Company. In January 2000, Host's executive management team assumed executive management responsibilities for USA, and many administrative and operating functions of the two companies were combined. Effective July 1, 2000, USA was merged into Host. As used herein, "Host-USA" refers to the combined businesses of Host and USA. Capital was solely an investor in Host and has no operating business.

The Company also has significant investments in other sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and iHigh.com, Inc. ("iHigh.com"), a company developing a network of Internet web sites focused on high school sports and activities. The Company provides consulting services to Gray, in connection with Gray's acquisitions and dispositions.

As of June 30, 2000, the Company owned approximately 13.1% of the outstanding common stock of Gray (representing 26.2% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.2% of the outstanding common stock of Rawlings, in addition to warrants for the purchase of additional shares of Rawlings common stock; 10.6% of the outstanding capital stock of Total Sports; and 37.0% of the outstanding common stock of iHigh.com.

HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host, USA and Capital not previously owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Aggregate consideration (net of cash acquired) was approximately $116.9 million, which included Common Stock (totaling 11,687,000 shares) and stock options (for a total of 2,819,000 shares of Common Stock) valued at approximately $52.3 million, 8% subordinated notes having a face value of approximately $18.6 million, cash (net of approximately $9.7 million in cash acquired) of $44.8 million and transaction expenses of approximately $1.2 million. The Company allocated $24.5 million of the Host-USA Acquisition purchase price to identifiable intangible assets and recognized goodwill in the amount of $66.4 million. As of June 30, 2000, goodwill and acquired intangibles, net of accumulated amortization, were approximately 37% of the Company's total assets.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth Computer Corporation ("Datasouth"), the Company's wholly owned computer printer manufacturing business segment. The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. Immediately following the board's authorization, the Company formalized its plan of disposal and began to aggressively pursue a sale of the assets of Datasouth to a potential purchaser. The Company expects that a sale of Datasouth will be consummated with the potential purchaser by October 31, 2000. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the year ended June 30, 2000 and all prior periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements.

An estimated loss on the sale of Datasouth of $6,522,000, including a $350,000 pretax provision for estimated operating losses during the disposal period, has been combined with Datasouth's operating results and presented as discontinued operations in the consolidated financial statements for the year ended June 30, 2000. The proceeds expected to be realized on the sale of Datasouth's assets are based on management's estimates of the most likely outcome, considering, among other things, the Company's current discussions with the potential purchaser. Management's estimate of operating losses during the disposal period is based on management's knowledge of customer ordering patterns, industry trends and estimates of the length of time until a sale might be consummated. Actual amounts ultimately realized on the sale and losses incurred during the disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating results during the disposal period differ from the estimates that are reflected as of June 30, 2000, or as management's estimates are revised, the variance will be reported in discontinued operations in future periods. Management expects to use the proceeds from the sale to reduce outstanding debt under its bank credit agreement and pay transaction expenses estimated to be less than $100,000.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED JUNE 30, 2000

Total revenues for the year ended June 30, 2000 were $72,000,000. Revenue derived from the companies acquired in the Host-USA Acquisition for the period from December 17, 1999 (date of acquisition) through June 30, 2000, was $70,689,000, of which, $54,443,000 was attributable to the Affinity Marketing and Production Services business segment (formerly named the "Collegiate" segment), $11,312,000 was attributable to the Affinity Events segment and $4,934,000 was attributable to the Affinity Management Services segment. Consulting fee income on services provided to Gray was $1,311,000 for the year ended June 30, 2000. As a result of the Company's 13.1% equity investment in Gray, approximately 13.1% of consulting fees charged to Gray is deferred and recognized as consulting fee income over 40 years. There can be no assurance that the Company will recognize any consulting fees in the future, other than recognition of currently deferred fees.

Operating costs and expenses of $69,718,000 for the year ended June 30, 2000 included $64,250,000 associated with companies acquired in the Host-USA Acquisition, for the period from December 17, 1999 (date of acquisition) through June 30, 2000, amortization of acquisition intangibles of $2,460,000 as a result of the Host-USA Acquisition, and nonrecurring expenses of $1,460,000 in connection with a potential transaction involving one of the Company's investments.

Operating income for the period December 17, 1999 (date of acquisition) to June 30, 2000 derived from the Affinity Marketing and Production Services, Affinity Events and Affinity Management Services business segments was $4,354,000, $1,519,000 and $568,000, respectively. A significant portion of the Affinity Marketing and Production Services operating income is generated in the fiscal quarter ended March 31, due to the timing of events in connection from which revenues of this segment are generated. Likewise, the Affinity Events business segment generates most of its revenue during the fiscal quarters ended June 30 and September 30, the periods in which the majority of the events are held. Therefore, revenue and operating profit for the period from December 17, 1999 (date of acquisition) to June 30, 2000 is not necessarily indicative of the actual results that might have occurred had a full year's results been consolidated in the Company's consolidated financial statements for the year ended June 30, 2000.

Equity in earnings (losses) of affiliated companies, totaling $(2,698,000) for the year ended June 30, 2000 included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) subsequent to December 17, 1999, iHigh.com and certain other equity investments; and (d) prior to December 17, 1999, Host and Capital, net of amortization charges totaling $1,823,000.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing a gain of approximately $40 million. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1.9 million in equity in earnings of affiliates in the year ended June 30, 2000 due to USA's gain on the sale.

Rawlings recognized an after-tax charge of approximately $12.8 million associated with its decision to sell its Vic hockey business in its fiscal quarter ended May 31, 2000. As a result, the Company's pretax equity in earnings (losses) of Rawlings was negatively impacted in the year ended June 30, 2000 by approximately $1.3 million.

In the year ended June 30, 2000, the Company recognized an expense of $2,850,000 associated with an impairment in the value of the Company's investment in a warrant for Rawlings common stock. The determination to reduce the carrying value of the Company's investment in the Rawlings warrant was made based on management's assessment that the likelihood that the warrant would vest, in accordance with the present terms of the warrant, prior to its expiration date, was remote. As a result of this assessment, management believes its ability to recover any of the carrying value of the investment in the warrant is remote.

As a result of Gray's issuance of shares of its class B common stock on October 1, 1999 in connection with consideration paid in the acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.1%, resulting in a pretax gain for the Company of $2,492,000 in the year ended June 30, 2000. This share issuance also reduced the Company's common equity voting power in Gray from 27.5% to 26.2%. There can be no assurance that such sales or such gains of a material nature will occur in the future.

Interest and dividend income was $958,000 for the year ended June 30, 2000, primarily derived from dividends accrued on the Company's investment in Gray's series A and series B preferred stock. Interest expense was $8,746,000 for the year ended June 30, 2000, increasing in the last six months of the fiscal year due to the financing of the Host-USA Acquisition in December 1999, and to a lesser extent, an increase in interest rates. During the year ended June 30, 2000, the Company issued approximately 305,000 shares of Common Stock to a director of the Company who personally guaranteed up to $75 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,219,000, is being amortized over one year, and approximately $610,000 is included in debt issue cost amortization for the year ended June 30, 2000.

Other income for the year ended June 30, 2000 consisted primarily of income from an option agreement with Gray whereby Gray has the right to acquire the Company's investment in Tarzian.

As of June 30, 2000, the Company has a net operating loss carryforward for tax purposes of approximately $5.8 million to reduce Federal taxable income in the future, an alternative minimum tax credit carryforward of $490,000 and a business credit carryforward of $142,000, to reduce regular Federal tax liabilities in the future. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill amortization and state income taxes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Total revenue for the six months ended June 30, 1999, representing consulting fees earned from services rendered to Gray in connection with Gray's acquisitions and dispositions, was $609,000 compared to $652,000 for the same period in 1998. Operating expenses of $693,000 for the six months ended June 30, 1999 were comparable to operating expenses of $691,000 for the six months ended June 30, 1998.

Equity in losses of affiliated companies, totaling $(997,000) and $(146,000) for the six months ended June 30, 1999 and 1998, respectively, included the Company's proportionate share of the earnings or losses of Gray, Host, Capital and Rawlings, and amortization charges totaling $549,000 and $389,000, respectively.

Interest and dividend income of $453,000 and $562,000 for the six months ended June 30, 1999 and 1998, respectively, was primarily derived from dividends paid on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $2,529,000 and $2,101,000 for the six months ended June 30, 1999 and 1998, respectively, was incurred primarily in connection with bank term loans and notes payable, the proceeds of which were used to finance
(a) the Company's investments in Gray, Host, Capital, USA and Rawlings, and (b) the acquisition of a computer printer business in January 1998 (the "CodeWriter Acquisition"); and, for the six months ended June 30, 1999 only, (x) the Company's investments in Total Sports in August 1998 and January 1999, and (y) the Company's investment in Tarzian in January 1999.

The Company's effective tax rate was 32.1% and 31.3% for the six months ended June 30, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenue for 1998, representing consulting fees earned from services rendered to Gray in connection with Gray's acquisitions and dispositions, was $1,618,000 compared to $681,000 in 1997. Operating expenses of $1,312,000 in 1998 represented a 26.3% increase from 1997, due primarily to an increase in professional fees of approximately $80,000, an increase in insurance costs of approximately $75,000 and an increase in travel expenses of approximately $66,000.

Equity in earnings (losses) of affiliated companies, totaling $6,734,000 in 1998 and ($599,000) in 1997, included the Company's proportionate share of the earnings of Gray, Host, Capital, and in 1998 only, Rawlings, net of amortization charges totaling $777,000 and $610,000 in 1998 and 1997, respectively. In 1998, Gray disposed of WALB-TV, its NBC affiliate in Albany, Georgia, fulfilling a Federal Communications Commission divestiture order. As a result of the gain on the disposition of WALB-TV, the Company's equity in Gray's earnings was favorably impacted by approximately $6.9 million in 1998.

Interest and dividend income of $1,085,000 in 1998 and $1,102,000 in 1997 was primarily derived from dividends paid on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $4,247,000 in 1998 and $2,716,000 in 1997, was incurred primarily in connection with bank term loans, the proceeds of which were used to finance (a) the Company's investments in Gray, Host, Capital and USA; (b) the Company's investments in Rawlings from November 1997 through January 1998; (c) the acquisition of a computer printer business in January 1998; and (d) the Company's investment in Total Sports in August 1998.

The Company's effective tax rate was 41.2% and 40.1% for the years ended December 31, 1998 and 1997, respectively.

RESULTS OF DISCONTINUED OPERATIONS

YEAR ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue from Datasouth's computer printer operations of $24,959,000 for the year ended June 30, 2000, compared to $13,626,000 for the six months ended June 30, 1999, reflect a decline in sales to The Sabre Group, Inc., Datasouth's largest customer, to $4.2 million in 2000, compared to $2.8 million for the six months ended June 30, 1999. Short term revenue trends in the Company's computer printer business fluctuate due to variable ordering patterns of large customers. Gross profit from printer operations was 24.8% for the year ended June 30, 2000 compared to 26.6% for the six months ended June 30, 1999, due to an increase in overhead costs per manufactured unit sold during the year resulting from a decline in manufactured unit volume, primarily caused by the decline in sales to Sabre.

Operating expenses associated with discontinued operations of $6,507,000 for the year ended June 30, 2000 represent 26.1% of revenue compared to 19.1% for the six months ended June 30, 1999. Operating expenses include non-cash goodwill amortization expense of $555,000 and $266,000 for the year ended June 30, 2000 and for the six months ended June 30, 1999, respectively.

The Company allocated an income tax benefit to the discontinued segment of $10,000 and $72,000 for the year ended June 30, 2000 and the six months ended June 30, 1999, respectively, representing an effective tax rate of 3.0% and 21.3%, respectively. The change was due entirely to the impact of nondeductible goodwill amortization in each period, as was the differences between the effective tax rate and the statutory federal tax rate of 34%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenue from Datasouth's computer printer operations was $13,636,000 for the six months ended June 30, 1999, compared to $14,158,000 for the same period in 1998, due to a decrease in printer sales to Sabre. Printer sales to this customer were $2.8 million for the six months ended June 30, 1999, compared to $4.3 million for the six months ended June 30, 1998. Gross profit from printer operations of 26.6% for the six months ended June 30, 1999 increased from the 24.9% realized for the same period in 1998, primarily due to a different mix of products sold and initial production costs associated with the introduction of a new printer line in 1998, which collectively increased gross profit 2.1% of revenue.

Operating expenses associated with discontinued operations of $3,964,000 for the six months ended June 30, 1999 represented a 10.8% increase from the same period in 1998, due primarily to (a) a $181,000 increase in research and development costs attributable to software development activities for an airline ticket/boarding pass printer (the marketing rights for which were acquired in September 1998) and (b) expenses of $244,000 associated with the Company's European sales office established in October 1998. Operating expenses include non-cash goodwill amortization expense of $266,000 and $241,000 for the six months ended June 30, 1999 and 1998, respectively.

The Company allocated an income tax benefit to the discontinued segment of $72,000 for the six months ended June 30, 1999 and a $36,000 income tax provision for the six months ended June 30, 1998, representing an effective tax rate of 21.3% and (65.2)%, respectively. The change from 1998 to 1999, as well as the difference between the effective tax rate and the federal statutory tax rate of 34%, was due primarily to the impact of nondeductible goodwill amortization in each period.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenue from Datasouth's computer printer operations (including the CodeWriter product line, which was acquired in the CodeWriter Acquisition in January 1998) was $29,848,000 in 1998, representing a 38% increase over such revenue in 1997 of $21,639,000. CodeWriter products contributed revenue of approximately $4.4 million in 1998. Printer sales to Sabre were approximately $9.2 million in 1998 and $7.2 million in 1997. Gross profit from printer operations of 25.9% for 1998 decreased slightly from the 26.2% realized in 1997, primarily due to a different mix of products sold which increased gross profit 1.8% of revenue; less (a) the impact of costs incurred by the Company immediately following the CodeWriter Acquisition, prior to the integration of manufacturing operations into the Company's existing product manufacturing facility, which decreased gross profit by 0.1% of revenue; and (b) an increase in freight costs and increases in inventory reserves, offset by some manufacturing overhead efficiencies gained as a result of higher unit volumes, which collectively reduced gross profit by 2.3% of revenue.

Operating expenses associated with discontinued operations of $7,282,000 in 1998 represented a 25.2% increase from 1997, due primarily to (a) expenses of $245,000 associated with an increase in sales and marketing personnel attributable to the Company's expanded printer line; (b) expenses of $75,000 associated with the Company's European sales office opened in October 1998; (c) a $175,000 increase in advertising expenses relating to the introduction of new products in 1998; (d) an increase in personnel and administrative costs of $560,000 resulting from the CodeWriter Acquisition; and (e) goodwill amortization expense and certain nonrecurring post-acquisition transition costs of $225,000 in 1998 associated with the CodeWriter Acquisition. Operating expenses included non-cash goodwill amortization expense of $488,000 in 1998 and $301,000 in 1997, associated with the acquisition of Datasouth and, in 1998 only, the CodeWriter Acquisition.

The Company allocated an income tax provision to the discontinued segment of $255,000 and $93,000 for the years ended December 31, 1998 and 1997, respectively, representing an effective tax rate of 75.9% and (65.4)%, respectively. The change from 1997 to 1998, as well as the difference between the effective tax rate and the federal statutory tax rate of 34%, was due primarily to the impact of nondeductible goodwill amortization in each period.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities of continuing operations was $117,000 for the year ended June 30, 2000. In the year ended June 30, 2000, accounts receivable and prepaid costs and expenses decreased $12,269,000 due to decreases (subsequent to the date of the Host-USA Acquisition) in prepaid costs under various contracts and accounts receivable, and accounts payable and accrued expenses decreased $12,398,000 due primarily to decreases (subsequent to the date of the Host-USA Acquisition) in the accruals for guaranteed rights payments and incurred unbilled costs under various contracts.

Cash used in operating activities of continuing operations was $1,120,000 for the six months ended June 30, 1999, compared to $1,388,000 for the same period in 1998, and cash used in operating activities of continuing operations was $2,091,000 and $1,028,000 for the years ended December 31, 1998 and 1997, respectively. In the six months ended June 30, 1999, receivables, net of payables and accruals, decreased $898,000, compared to a decrease of $90,000 in the six months ended June 30, 1999. Additionally, deferred income increased $126,000 more in the six months ended June 30, 1998 than in the following year, and interest paid was $2,050,000 compared to $2,346,000 for the six months ended June 30, 1999. In the year ended December 31, 1998, interest paid was $4,404,000 compared to $2,460,000 in the year ended December 31, 1997; however, consulting fees received in 1998 exceeded consulting fees received in 1997 by approximately $900,000.

Cash provided by operating activities of discontinued operations was $676,000 for the year ended June 30, 2000, reflecting a decrease in accounts receivable and inventories, net of payables and accruals, of $376,000. Cash provided by operating activities of discontinued operations was $1,958,000 for the six months ended June 30, 1999, whereas cash used in operating activities of discontinued operations for the six months ended June 30, 1998 was $488,000, and was $533,000 and $799,000 for the years ended December 31, 1998 and 1997, respectively. In the six months ended June 30, 1999, accounts receivable and inventories, net of payables and accruals, decreased $1,587,000, compared to an increase of $813,000 in the six months ended June 30, 1998. In the year ended December 31, 1998, accounts receivable and inventories, net of payables and accruals, increased $1,739,000, compared to an increase of $1,378,000 in the year ended December 31, 1997.

In 1984, Host and the National Affinity Marketing and Production Services Athletic Association ("NCAA(R)") initiated the NCAA Corporate Partner Program. Under this program, Host partners with an exclusive group of corporations to link their target markets to and implement promotions around the NCAA and its championship events through a variety of advertising and promotional opportunities. Host's current contract with the NCAA expires in 2002, and Host has announced the decision to withdraw from negotiations for an extension of Host's NCAA corporate marketing rights beyond 2002, due to the rapidly escalating cost of purchasing the rights and the determination by the Company that other facets of the business will likely grow at a faster rate at better operating margins than the NCAA Corporate Partner Program. Revenue generated by the NCAA Corporate Partner Program for the period from December 17, 1999 (effective date of the Host-USA Acquisition) to June 30, 2000 was approximately $25 million. Guaranteed rights fee expense associated with the NCAA Corporate Partner Program for the period from December 17, 1999 (effective date of the Host-USA Acquisition) to June 30, 2000 was approximately $7,850,000, and will be $16,167,000, $19,417,000 and $3,333,000 for the years ending June 30, 2001, 2002 and 2003, respectively.

Cash used in investing activities of continuing operations was $46,073,000 for the year ended June 30, 2000, of which, $45,315,000 was associated with the Host-USA Acquisition.

Cash used in investing activities of continuing operations was $12,226,000 for the six months ended June 30, 1999, of which $10,000,000 was associated with the Company's investment in Sarkes Tarzian, Inc., $1,000,000 was a result of an additional investment in Total Sports preferred stock and $674,000 represented deferred acquisition costs of the Host-USA Acquisition. Cash used in investing activities of continuing operations was $5,043,000 for the six months ended June 30, 1998, of which $4,961,000 was associated with Company investments in Rawlings common stock.

Cash used in investing activities of continuing operations was $4,886,000 for the year ended December 31, 1998, as a result of Company's investments in Rawlings totaling $4,961,000, the Company's initial investment in Total Sports capital stock of $2,500,000 and investments in Host totaling $1,263,000. Also during 1998, the Company received proceeds of $3,805,000 from Gray on the redemption of shares of its series B preferred stock. For the year ended December 31, 1997, cash used in investing activities of continuing operations was $8,109,000 as a result of the Company's initial investments in Rawlings of $5,804,000 and investments in Gray common stock of $3,108,000.

Cash used in investing activities of discontinued operations was $642,000 for the six months ended June 30, 2000; $323,000 and $2,231,000 for the six months ended June 30, 1999 and 1998, respectively; and $3,268,000 and $1,148,000 for the years ended December 31, 1998 and 1997, respectively. Cash used for the CodeWriter Acquisition was $558,000 in the year ended June 30, 2000, $100,000 in the six months ended June 30, 1999 and approximately $2,000,000 in the six months ended June 30, 1998, and approximately $2,250,000 for the year ended December 31, 1998. Cash used for other acquisitions attributable to discontinued operations was approximately $660,000 in the year ended December 31, 1998. Capital expenditures of discontinued operations were $84,000 in the year ended June 30, 2000; $223,000 in the six months ended June 30, 1999 and 1998; and $353,000 and $1,148,000 for the years ended December 31, 1998 and 1997, respectively.

Cash provided by financing activities of continuing operations was $46,451,000 for the year ended June 30, 2000 as a result of borrowings utilized for the Host-USA Acquisition. Cash provided by financing activities of $11,976,000 for the six months ended June 30, 1999 was primarily as a result of financing the $10,000,000 investment in Sarkes Tarzian, Inc. in January 1999.

Cash provided by financing activities of continuing operations was $7,096,000 for the six months ended June 30, 1998 and $7,534,000 for the year ended December 31, 1998 primarily as a result of financing Company investments in Rawlings and Total Sports. Cash provided by financing activities of continuing operations of $11,145,000 for the year ended December 31, 1997 was primarily a result of financing Company investments in Rawlings and Gray, as well as repurchases of the Company's common stock totaling $1,751,000.

Cash provided by financing activities of discontinued operations of $2,500,000 for the six months ended June 30, 1998 and $3,160,000 for the year ended December 31, 1998 was a result of financing the CodeWriter Acquisition in January 1998 and an acquisition of product rights in September 1998.

In connection with the Host-USA Acquisition, the Company entered into a new credit agreement with a group of banks on December 17, 1999, as modified in 2000, providing for (a) two term loans for borrowings totaling $95,000,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000,000 by December 17, 2000, with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000,000 to $35,000,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500,000 in outstanding letters of credit. As of June 30, 2000, borrowings of $19,200,000 and letters of credit totaling $3,835,000 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $560,000 at that date.

Also in connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594,000. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal are subordinate to the bank credit agreement. The new bank credit agreement and the subordinated notes provided the necessary financing for the Host-USA Acquisition, and refinanced all existing bank indebtedness of the Company, Host and USA.

In connection with the Company's bank credit facilities the Company's chairman of the board entered into a guarantee agreement in favor of the banks for up to $75,000,000, for which he received compensation from the Company during the year ended June 30, 2000 in the form of 305,000 restricted shares of the Company's common stock valued at $1,219,000. Such agreement provides that if the Company defaults on its bank loan, the chairman will repay the amount of such loan to the banks. If he is obligated to pay such amount, he would have the right to purchase certain of the Company's collateral under such loan as would be necessary for him to recoup his obligation, with such collateral including the Company's investments in Gray and Tarzian.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002, without an exchange of the $20,000,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based on a fixed interest rate of 9.21% for amounts based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the swap agreements as of June 30, 2000, if the Company elected to do so, was approximately $511,000.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. During 1998, Gray redeemed 435.94 shares of its series B preferred stock owned by the Company, including 110.94 shares previously issued in-kind as dividends on the series B preferred stock, for a total of $3,805,000. The Company anticipates some amount of dividends on the series B preferred stock may be paid in the future in additional shares of series B preferred stock.

The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and common stock, anticipated extension fees under the option agreement with Gray and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. Although the Company expects that proceeds on the anticipated sale of Datasouth would consist of cash and a note, and that any cash proceeds would be applied towards the $10,000,000 principal payment due under the new credit facility in December 2000, the Company believes that it will likely be required to sell certain of its investments in order to derive some portion of the $10,000,000 payment. Since the Company's investments generally consist of stock whose sale is restricted under applicable securities laws, there can be no assurance that the Company will be able to sell such investments. The Company's capital expenditures are expected to total approximately $1,200,000 for the year ending June 30, 2001.

IMPACT OF YEAR 2000

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs had time-sensitive software that recognized a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Company implemented a program designed to address the Year 2000 Issue. As a result of this program, the Company experienced no significant disruption in its operations from the Year 2000 Issue. The Company's total cost for this program was less than $200,000, excluding rent expense for new computer hardware. Equipment rent expense does not differ materially from depreciation expense attributed to the replaced equipment.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company's financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in "Liquidity and Capital Resources" above) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company's debt profile at June 30, 2000 and 1999, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $538,000 for the year ended June 30, 2000; $216,000 and $254,000 for the six months ended June 30, 1999 and 1998, respectively; and $517,000 and $353,000 for the years ended December 31, 1998 and 1997, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving effect to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and options to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly-traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies (as described in Note 12 to the consolidated financial statements), a 10% change in the aggregate market value of such investments would increase or decrease such aggregate market value by approximately $6.3 million as of June 30, 2000, $10.5 million as of June 30, 1999 and $8.8 million as of December 31, 1998.

RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company anticipates that the adoption of this Statement will result in an increase in Stockholders' Equity and Total Assets of approximately $3,000,000 on July 1, 2000. In addition, the Statement could increase the volatility in earnings and comprehensive income for fiscal reporting periods subsequent to June 30, 2000 as a result of recognizing the net change in the value of an interest rate swap agreement during the future period.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's and Gray's leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iii) Rawlings' and Host-USA's businesses are seasonal; (iv) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (v) Rawlings' and Host-USA's businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; and (vi) Host-USA may lose money on some of its contracts, because it guarantees certain payments thereunder.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate and Market Rate Risk" in Item 7 "Management's Discussion and Analysis."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of Bull Run Corporation:

                                                                                               PAGE
                                                                                               ----
     Report of Independent Auditors                                                              29
     Consolidated Balance Sheets at June 30, 2000 and 1999, and December 31,
        1998                                                                                     30
     Consolidated Statements of Operations for the year ended June 30, 2000, the six months ended June 30, 1999 and June 30, 1998 (unaudited),
        and the years ended December 31, 1998 and 1997                                           31
     Consolidated Statements of Stockholders' Equity for the year ended June 30,
        2000, the six months ended June 30, 1999 and the years ended
        December 31, 1998 and 1997                                                               32
     Consolidated Statements of Cash Flows for the year ended June 30, 2000, the six months ended June 30, 1999 and June 30, 1998 (unaudited),
        and the years ended December 31, 1998 and 1997                                           33
     Notes to Consolidated Financial Statements                                                  34
     Selected Quarterly Financial Data (Unaudited)                                               54

Consolidated Financial Statements of Gray Communications Systems, Inc.:

                                                                                               PAGE
                                                                                               ----
     Report of Independent Auditors                                                             F-1
     Consolidated Balance Sheets at December 31, 1999 and 1998                                  F-2
     Consolidated Statements of Operations for each of the three years in the period
        ended December 31, 1999                                                                 F-4
     Consolidated Statements of Stockholders' Equity for each of the three years
        in the period ended December 31, 1999                                                   F-5
     Consolidated Statements of Cash Flows for each of the three years in the period
        ended December 31, 1999                                                                 F-6
     Notes to Consolidated Financial Statements                                                 F-7

Condensed Consolidated Financial Statements of Gray Communications Systems,
Inc.:

                                                                                               PAGE
                                                                                               ----
     Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited)                        F-30
     Condensed Consolidated Statements of Operations for the six months ended
        June 30, 2000 and 1999 (Unaudited)                                                     F-32
     Condensed Consolidated Statement of Stockholders' Equity for the six months
        ended June 30, 2000 (Unaudited)                                                        F-33
     Condensed Consolidated Statements of Cash Flows for the six months ended
       June 30, 2000 and 1999 (Unaudited)                                                      F-34
     Notes to Condensed Consolidated Financial Statements (Unaudited)                          F-35

Consolidated Financial Statements of Rawlings Sporting Goods Company, Inc.:

                                                                                               PAGE
                                                                                               ----
     Report of Independent Public Accountants                                                  F-37
     Consolidated Statements of Income for each of the three years in the period
        ended August 31, 1999                                                                  F-38
     Consolidated Balance Sheets at August 31, 1999 and 1998                                   F-39
     Consolidated Statements of Stockholders' Equity for each of the three years
        in the period ended August 31, 1999                                                    F-40
     Consolidated Statements of Cash Flows for each of the three years in the period
        ended August 31, 1999                                                                  F-41
     Notes to Consolidated Financial Statements                                                F-42

Condensed Consolidated Financial Statements of Rawlings Sporting Goods Company,
Inc:

                                                                                               PAGE
                                                                                               ----
     Consolidated Statements of Income for the nine months ended May 31, 2000
        and 1999 (Unaudited)                                                                   F-55
     Consolidated Balance Sheets at May 31, 2000 and August 31, 1999
        (Unaudited)                                                                            F-56
     Consolidated Statements of Cash Flow for the nine months ended May 31,
        2000 and 1999 (Unaudited)                                                              F-57
     Notes to Consolidated Financial Statements (Unaudited)                                    F-58

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated balance sheets of Bull Run Corporation as of June 30, 2000 and 1999, and December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2000, the six months ended June 30, 1999 and for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and 1998 and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull Run Corporation at June 30, 2000 and 1999, and December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended June 30, 2000, the six months ended June 30, 1999 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                             /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
September 28, 2000

                              BULL RUN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                     JUNE 30,
                                                            -------------------------      DECEMBER 31,
                                                               2000            1999           1998
                                                            ---------       ---------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                $     619       $     323       $     58
   Accounts receivable, net of allowance of $1,155 and
      $-0- as of June 30, 2000 and 1999, respectively,
      and $-0- as of December 31, 1998                         45,682             267          1,127
   Inventories                                                    648
   Prepaid costs and expenses                                   8,231              78             34
   Net assets of discontinued segment                           6,286           6,845          8,546
                                                            ---------       ---------       --------
           Total current assets                                61,466           7,513          9,765

Property and equipment, net                                     6,868              22             14
Investment in affiliated companies                             77,935          85,311         74,767
Goodwill                                                       64,647
Customer base and trademarks                                   23,836
Other assets                                                    2,714             771            114
Net noncurrent assets of discontinued segment                   4,385          10,700         10,535
                                                            ---------       ---------       --------

                                                            $ 241,851       $ 104,317       $ 95,195
                                                            =========       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt      $  10,000       $  67,361       $  4,000
   Accounts payable                                             2,690             402          1,115
   Accrued and other liabilities                               28,885           1,345            574
   Deferred income taxes                                          670
                                                            ---------       ---------       --------

           Total current liabilities                           42,245          69,108          5,689

Long-term debt                                                122,794                         51,848
Deferred income taxes                                           3,924           5,030          5,682
Other liabilities                                               3,268           2,185          2,185
Stockholders' equity:
  Common stock, $.01 par value (authorized 100,000
   shares; issued 35,627 and 22,983 shares as of
   June 30, 2000 and 1999, respectively, and 22,785
   shares as of December 31, 1998)                                356             230            228
  Additional paid-in capital                                   76,123          21,840         21,378
  Treasury stock, at cost (542 shares)                         (1,393)         (1,393)        (1,393)
  Retained earnings (accumulated deficit)                      (5,466)          7,317          9,578
                                                            ---------       ---------       --------
           Total stockholders' equity                          69,620          27,994         29,791
                                                            ---------       ---------       --------

                                                            $ 241,851       $ 104,317       $ 95,195
                                                            =========       =========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                         SIX MONTHS ENDED             YEARS ENDED
                                                         YEAR ENDED           JUNE 30,                DECEMBER 31,
                                                          JUNE 30,     ---------------------     ---------------------
                                                            2000         1999         1998         1998         1997
                                                         ----------    --------     --------     --------     --------
                                                                                   (unaudited)
Revenue from services rendered                            $ 72,000     $    609     $    652     $  1,618     $    681
Operating costs and expenses:
   Direct operating costs of services rendered              45,367
   Selling, general and administrative                      21,891          693          691        1,312        1,039
   Amortization of acquisition intangibles                   2,460
                                                          --------     --------     --------     --------     --------
                                                            69,718          693          691        1,312        1,039
                                                          --------     --------     --------     --------     --------
     Operating income (loss)                                 2,282          (84)         (39)         306         (358)
Other income (expense):
   Equity in earnings (losses) of affiliated companies      (2,698)        (997)        (146)       6,734         (599)
   Gain on issuance of shares by affiliate                   2,492
   Reduction in valuation of investment in affiliate        (2,850)
   Interest and dividend income                                958          453          562        1,085        1,102
   Interest expense                                         (8,746)      (2,529)      (2,101)      (4,247)      (2,716)
   Debt issue cost amortization                               (953)
   Other income (expense)                                      832          218           (8)
                                                          --------     --------     --------     --------     --------
     Income (loss) from continuing operations before
       income taxes                                         (8,683)      (2,939)      (1,732)       3,878       (2,571)
Income tax benefit (provision)                               2,739          944          542       (1,599)       1,032
                                                          --------     --------     --------     --------     --------
     Income (loss) from continuing operations               (5,944)      (1,995)      (1,190)       2,279       (1,539)
Income (loss) on operations of discontinued
   segment, net of tax                                        (317)        (266)         (92)          81         (234)
Estimated loss on disposal of discontinued segment,
   net of tax                                               (6,522)
                                                          --------     --------     --------     --------     --------
     Net income (loss)                                    $(12,783)    $ (2,261)    $ (1,282)    $  2,360     $ (1,773)
                                                          ========     ========     ========     ========     ========

Earnings (loss) per share:
  Basic:
   Income (loss) from continuing operations               $  (0.20)    $  (0.09)    $  (0.05)    $   0.10     $  (0.07)
   Income (loss) from discontinued segment                   (0.24)       (0.01)       (0.01)        0.01        (0.01)
                                                          --------     --------     --------     --------     --------
   Net income (loss)                                      $  (0.44)    $  (0.10)    $  (0.06)    $   0.11     $  (0.08)
                                                          ========     ========     ========     ========     ========
  Diluted:
   Income (loss) from continuing operations               $  (0.20)    $  (0.09)    $  (0.05)    $   0.10     $  (0.07)
   Income (loss) from discontinued segment                   (0.24)       (0.01)       (0.01)        0.00        (0.01)
                                                          --------     --------     --------     --------     --------
   Net income (loss)                                      $  (0.44)    $  (0.10)    $  (0.06)    $   0.10     $  (0.08)
                                                          ========     ========     ========     ========     ========

Weighted average number of common shares outstanding:
   Basic                                                    29,044       22,330       22,098       22,189       21,302
   Diluted                                                  29,044       22,330       22,098       23,182       21,302

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BULL RUN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                          RETAINED
                                                             ADDITIONAL                   EARNINGS        TOTAL
                                         COMMON STOCK         PAID-IN       TREASURY   (ACCUMULATED   STOCKHOLDERS
                                     SHARES       AMOUNT      CAPITAL        STOCK       DEFICIT)        EQUITY
                                     -------     --------    ----------     --------   ------------   ------------
BALANCES, JANUARY 1, 1997             22,325     $    223     $20,541       $ (1,437)    $  8,991        $ 28,318

   Purchase of treasury stock                                                 (1,751)                      (1,751)
   Exercise of stock options             258            3         259                                         262
   Net loss                                                                                (1,773)         (1,773)
                                     -------     --------     -------       --------     --------        --------

BALANCES, DECEMBER 31, 1997           22,583          226      20,800         (3,188)       7,218          25,056

   Issuance of treasury stock                                     555          1,945                        2,500
   Purchase of treasury stock                                                   (150)                        (150)
   Exercise of stock options             202            2          23                                          25
   Net income                                                                               2,360           2,360
                                     -------     --------     -------       --------     --------        --------

BALANCES, DECEMBER 31, 1998           22,785          228      21,378         (1,393)       9,578          29,791

   Exercise of stock options             198            2         462                                         464
   Net loss                                                                                (2,261)         (2,261)
                                     -------     --------     -------       --------     --------        --------

BALANCES, JUNE 30, 1999               22,983          230      21,840         (1,393)       7,317          27,994

   Issuance of common stock           11,992          120      44,657                                      44,777
   Issuance of nonqualified stock
     options                                                    8,700                                       8,700
   Exercise of stock options             652            6         776                                         782
   Tax benefit from exercise of
     nonqualified stock options                                   150                                         150
   Net loss                                                                               (12,783)        (12,783)
                                     -------     --------     -------       --------     --------        --------

BALANCES, JUNE 30, 2000               35,627     $    356     $76,123       $ (1,393)    $ (5,466)       $ 69,620
                                     =======     ========     =======       ========     ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                  SIX MONTHS ENDED             YEARS ENDED
                                                                  YEAR ENDED           JUNE 30,                DECEMBER 31,
                                                                    JUNE 30,    ---------------------     ---------------------
                                                                      2000         1999        1998         1998         1997
                                                                  ----------    ---------    --------     --------     --------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ (12,783)   $  (2,261)   $ (1,282)    $  2,360     $ (1,773)
   Loss (income) from discontinued segment                             6,839          266          92          (81)         234
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) continuing operations:
   Other expense derived from investment in affiliates, net              358
   Provision for bad debts                                               267
   Depreciation and amortization                                       4,528           17          17           35           34
   Equity in (earnings) losses of affiliated companies                 2,698          997         146       (6,734)         599
   Deferred income taxes                                              (3,010)      (1,014)       (396)       1,976         (759)
   Accrued preferred stock dividend income                                                       (150)        (175)        (300)
   Loss on disposition of assets                                          64
   Change in operating assets and liabilities:
      Accounts receivable                                              4,865          860        (280)         (64)         149
      Inventories                                                        270
      Prepaid costs and expenses                                       7,404          (25)        (33)                       15
      Accounts payable and accrued expenses                          (12,398)          38         370          230          645
      Deferred income and other long-term liabilities                    781            2         128          362          128
                                                                   ---------    ---------    --------     --------     --------
Net cash used in continuing operations                                  (117)      (1,120)     (1,388)      (2,091)      (1,028)
Net cash provided by (used in) discontinued operations                   676        1,958        (488)        (533)        (799)
                                                                   ---------    ---------    --------     --------     --------
Net cash provided by (used in) operating activities                      559          838      (1,876)      (2,624)      (1,827)
                                                                   ---------    ---------    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (1,146)         (10)                                  (12)
Investment in affiliated companies                                                (11,623)      (5,071)     (8,812)      (9,099)
Proceeds on sale of investment                                           267
Acquisition of businesses, net of cash acquired                      (45,315)        (674)
Redemption of preferred stock investment                                                                     3,805
Dividends received from affiliated companies                             122           81          28          121        1,002
                                                                   ---------    ---------    --------     --------     --------
Net cash used in continuing operation investing activities           (46,072)     (12,226)     (5,043)      (4,886)      (8,109)
Net cash used in discontinued operation investing activities            (642)        (323)     (2,231)      (3,268)      (1,148)
                                                                   ---------    ---------    --------     --------     --------
Net cash used in investing activities                                (46,714)     (12,549)     (7,274)      (8,154)      (9,257)
                                                                   ---------    ---------    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable                                                      10,000         500        1,200        1,500
Borrowings from revolving lines of credit                             32,702        8,648       7,966       17,598       15,232
Repayments on notes payable                                          (12,000)                                 (700)
Repayments on revolving lines of credit                              (21,698)      (7,988)     (8,146)     (18,718)      (9,941)
Proceeds from long-term debt                                          95,000        1,352       7,625        9,815        5,843
Repayments on long-term debt                                         (47,165)        (500)       (864)      (1,536)
Debt issue costs                                                      (1,170)
Exercise of stock options                                                782          464          17           25          262
Repurchase of common stock                                                                         (2)        (150)      (1,751)
                                                                   ---------    ---------    --------     --------     --------
Net cash provided by continuing operation financing activities        46,451       11,976       7,096        7,534       11,145
Net cash provided by discontinued operation financing activities                                2,500        3,160
                                                                   ---------    ---------    --------     --------     --------
Net cash provided by financing activities                             46,451       11,976       9,596       10,694       11,145
                                                                   ---------    ---------    --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     296          265         446          (84)          61
Cash and cash equivalents, beginning of year                             323           58         142          142           81
                                                                   ---------    ---------    --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $     619    $     323    $    588     $     58     $    142
                                                                   =========    =========    ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BULL RUN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)


1.       DESCRIPTION OF BUSINESS

Bull Run Corporation ("Bull Run," and collectively with its subsidiaries, the "Company"), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its wholly owned subsidiary, Host Communications, Inc. ("Host"). Effective December 17, 1999, Bull Run acquired the capital stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by Bull Run. Effective July 1, 2000, USA was merged into Host.

In July 2000, the Company made a strategic decision to sell the computer printer manufacturing business segment operated by wholly owned subsidiary, Datasouth Computer Corporation ("Datasouth"). Datasouth is reported as a discontinued operation (see Note 4).

The Company also holds significant investments in sports and media companies, including Gray Communications Systems, Inc. ("Gray"), an owner and operator of thirteen television stations, four daily newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a leading supplier of team sports equipment in North America; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and iHigh.com, Inc. ("iHigh.com"), a company developing a network of Internet web sites focused on high school sports and activities.

Effective June 30, 1999, Bull Run changed its fiscal year end from December 31 to June 30. All amounts appearing in the consolidated financial statements and accompanying notes for the six months ended June 30, 1998 are unaudited.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Host, USA and Capital are included as wholly owned subsidiaries beginning December 17, 1999.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION AND RIGHTS FEE EXPENSES - Revenue from services are recognized as the services are rendered. Corporate sponsor license fee revenue that is not related to specific events is recognized ratably over the term of the sponsorship. In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized ratably over the term specified within the contract. Contractual arrangements with associations or institutions may also involve net profit sharing arrangements ("profit splits"), pursuant to applicable terms and conditions specified in the contract. Profit splits are based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period based on estimates and adjusted to actual at the end of the term specified in the contract.

BARTER TRANSACTIONS - The Company provides advertising and licensing rights to certain customers or sub-licensees in exchange for services. The estimated fair value of the services to be received is recognized as accounts receivable and deferred revenue. As these services are used, an amount is charged to operating expense. Advertising revenue is recognized as the advertising is used by the customer and license fee revenue is recognized ratably over the term of the sub-license agreement. Net revenues include approximately $1,800 and operating expenses include approximately $1,100 for the year ended June 30, 2000 related to barter transactions. The Company had no barter transactions prior to the year ended June 30, 2000.

CASH AND CASH EQUIVALENTS - Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less.

ACCOUNTS RECEIVABLE AND CREDIT RISK - In certain situations, the Company may invoice certain customers up to 90 days in advance. Accounts receivable pertaining to advance billings are also included as deferred income until such time as the revenue is earned. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company has a significant amount of revenue generated from sub-licensing National Affinity Marketing and Production Services Athletic Association ("NCAA") corporate sponsorship rights to major corporations. The Company's current contract with the NCAA, which gives the Company the sole rights to sub-license NCAA corporate partners, expires August 31, 2002. Approximately 36% of the Company's revenues from continuing operations for the year ended June 30, 2000 arose from sub-licensing NCAA corporate sponsor rights. As of June 30, 2000, accounts receivable included approximately $9,286 due from NCAA corporate sponsors.

INVENTORIES - Inventories, stated at cost, consist of primarily materials and supplies associated with the Company's printing operations.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less depreciation computed under the straight-line method over the estimated useful life of the asset, generally from 3 to 10 years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset. Depreciation expense for continuing operations was $1,054 in the year ended June 30, 2000; $2 in each of the six months ended June 30, 1999 and 1998; and $4 in each of the years ended December 31, 1998 and 1997. Depreciation expense for discontinued operations was $426 in the year ended June 30, 2000; $219 and $332 in the six months ended June 30, 1999 and 1998, respectively; and $588 and $610 in the years ended December 31, 1998 and 1997, respectively.

INVESTMENT IN AFFILIATED COMPANIES - The Company accounts for its investments in Gray, Rawlings, iHigh.com and prior to December 17, 1999, Host and Capital, by the equity method, and its investments in Total Sports, Tarzian and prior to December 17, 1999, USA, by the cost method. On December 17, 1999, the Company acquired the capital stock of Host, USA and Capital not then owned, directly or indirectly, by the Company. The excess of the Company's investment over the underlying equity of equity method investments, totaling approximately $23,118 and $31,750 as of June 30, 2000 and 1999, respectively, and $29,600 as of December 31, 1998, is being amortized over 20 to 40 years, with such amortization (totaling $864 in the year ended June 30, 2000, $549 and $389 in the six months ended June 30, 1999 and 1998, respectively, and $777 and $610 in the years ended December 31, 1998 and 1997, respectively) reported as a reduction in the Company's equity in earnings of affiliated companies. The Company has accounted for its investments in Host (prior to the December 17, 1999 acquisition) and Rawlings by the equity method on a six-month and one-month lag basis, respectively. The Company recognizes a gain or loss on the issuance of shares by an affiliated company resulting in dilution of the Company's investment. The gain or loss is determined based on the difference between the Company's post-issuance allocable share of the affiliate's underlying equity, compared to the Company's allocable share of the affiliate's underlying equity immediately prior to the issuance. Deferred taxes are provided on recognized gains.

GOODWILL AND OTHER LONG-LIVED ASSETS - Goodwill and purchased intangibles (i.e., customer base and trademarks) associated with the Company's acquisition of Host, USA and Capital is being amortized over 20 years. The carrying value of goodwill, as well as other long-lived assets, are reviewed if the facts and circumstances suggest that they may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required. Accumulated amortization of acquisition intangibles was $2,460 as of June 30, 2000, including $1,797 associated with goodwill.

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

STOCK-BASED COMPENSATION - Except for stock options granted to former Host and USA optionholders in connection with the Host-USA Acquisition, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation expense is recognized for such grants. The value of stock options issued by the Company in connection with the Host-USA Acquisition, having an exercise price which was less than the fair value of the shares on December 17, 1999, is included as a component of the Host-USA Acquisition price (see Note 3).

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

RECENTLY-ISSUED ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company anticipates that the adoption of this Statement will result in an increase in Stockholders' Equity and Total Assets of approximately $3,000 on July 1, 2000. In addition, the Statement could increase the volatility in earnings and comprehensive income for fiscal reporting periods subsequent to June 30, 2000 as a result of recognizing the net change in the value of an interest rate swap agreement during future periods.

3.       HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host, USA and Capital not previously owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Aggregate consideration (net of cash acquired) was approximately $116,900, which included common stock (totaling 11,687 shares) and stock options (for a total of 2,819 shares of common stock) valued at approximately $52,300, 8% subordinated notes having a face value of approximately $18,600, cash (net of approximately $9,700 in cash acquired) of $44,800 and transaction expenses of approximately $1,200.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company. The acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based on a preliminary allocation of the purchase price. The preliminary allocation of the purchase price was based upon estimated fair values at the date of acquisition and is subject to refinement upon obtaining certain additional information. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $66.4 million is being amortized on a straight-line basis over 20 years. The estimated fair values of assets and liabilities acquired are summarized as follows:

                  Receivables                                     $  49,885
                  Inventories                                           918
                  Prepaid costs and expenses                         15,635
                  Property and equipment                              7,112
                  Investment in affiliated companies                 11,320
                  Goodwill                                           66,444
                  Customer base and trademarks                       24,500
                  Other assets                                        1,075
                  Current liabilities assumed                       (42,748)
                  Deferred income taxes                              (2,616)
                  Other liabilities assumed                            (330)
                                                                  ---------
                                                                    131,195
                  Less: Investment in Host, Capital and USA
                    immediately prior to the acquisition            (14,339)
                                                                  ---------
                                                                  $ 116,856
                                                                  =========

Host, based in Lexington, Kentucky, and USA, based in Dallas, Texas, provide media and marketing services to universities, athletics conferences and various associations representing collegiate sports and, in addition, market and operate amateur participatory sporting events. Capital has no operations. Effective July 1, 2000, USA was merged into Host.

As a result of the anticipated reorganization following the Host-USA Acquisition, the Company accrued approximately $195 for costs to close certain duplicative office facilities and accrued approximately $1,500 in severance costs for approximately fifty terminated employees of the acquired companies, primarily in the Affinity Marketing and Production Services and the Affinity Events business segments. These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. Although the Company has finalized its reduction and relocation of employees, it has not yet completed consolidation of its facilities. Any adjustment to the accrual for facility consolidation costs subsequent to June 30, 2000 is not expected to be significant. These adjustments, if any, will be reported as an increase or decrease in goodwill. Through June 30, 2000, the Company had charged $566 (which consisted of cash expenditures) against the reserve, and the accrual for future costs to be incurred was $1,129 as of June 30, 2000.

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of July 1, 1999, January 1, 1999 and January 1, 1998 for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively, would have been as follows:

                                                YEAR ENDED    SIX MONTHS ENDED     YEAR ENDED
                                                 JUNE 30,          JUNE 30,       DECEMBER 31,
                                                   2000              1999             1998
                                               -----------    ----------------    ------------
                                               (unaudited)       (unaudited)      (unaudited)
         Net revenue                            $ 129,711         $ 53,974         $ 113,289
         Operating income (loss)                      685           (5,671)            1,525
         Loss from continuing operations          (11,362)          (8,376)           (2,384)
         Net loss                                 (18,201)          (8,376)           (2,384)

         Loss per share:
            Basic                               $   (0.52)        $  (0.24)        $   (0.07)
            Diluted                             $   (0.52)        $  (0.24)        $   (0.07)


Pro forma operating income (loss) includes amortization of acquisition intangibles of $4,545 for the years ended June 30, 2000 and December 31, 1998, and $2,318 for the six months ended June 30, 1999. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.


4.       DISCONTINUED OPERATION

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth, the Company's computer printer manufacturing operation. The Company's decision to discontinue its Datasouth operations was attributable to the strategic decision to focus on the sports, affinity marketing and management businesses acquired on December 17, 1999. Immediately following the board's authorization, the Company formalized its plan of disposal and began to aggressively pursue a sale of the assets of Datasouth to a potential purchaser. The Company expects that a sale of Datasouth will be consummated with the potential purchaser or another party prior to July 26, 2001. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the year ended June 30, 2000 and all prior periods presented herein have been reported as discontinued operations in the accompanying financial statements.

An estimated loss on the sale of Datasouth of $6,522, including a $350 pretax provision for estimated operating losses during the disposal period, have been combined with Datasouth's operating results and presented as discontinued operations in the financial statements for the year ended June 30, 2000. The proceeds expected to be realized on the sale of Datasouth's assets are based on management's estimates of the most likely outcome, considering, among other things, the Company's current discussions with a potential buyer. Management's estimate of operating losses during the expected disposal period is based on management's knowledge of customer ordering patterns, industry trends and estimates of the length of time until a sale might be consummated. Actual amounts ultimately realized on the sale and losses incurred during the disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating results during the expected disposal period differ from the estimates that are reported as of June 30, 2000, or as management's estimates are revised, such differences will be reported as discontinued operations in future periods.

Management expects to use the proceeds from the sale to reduce outstanding debt under its bank credit agreements and pay transaction expenses estimated to be less than $100.

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current assets are presented net of current liabilities and noncurrent assets are presented net of noncurrent liabilities. As of June 30, 2000, net noncurrent assets reflect a valuation allowance of $7,419 to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations:

                                                                       JUNE 30,
                                                               -----------------------     DECEMBER 31,
                                                                 2000           1999           1998
                                                               --------       --------     ------------
         Current assets:
              Accounts receivable, net                         $  3,166       $  3,660       $  5,615
              Inventories                                         5,501          5,505          5,167
              Other current assets                                  328             82            197
         Current liabilities:
              Accounts payable and accrued expenses              (2,709)        (2,402)        (2,433)
                                                               --------       --------       --------
                                                               $  6,286       $  6,845       $  8,546
                                                               ========       ========       ========

         Noncurrent assets:
              Property, plant and equipment, net of
                accumulated depreciation                       $  2,254       $  2,599       $  2,609
              Goodwill                                            7,419          7,417          7,583
              Other assets                                           38             63             70
              Deferred income taxes                               2,093            621            273
              Provision for estimated loss on disposal of
                discontinued operations                          (7,419)
                                                               --------       --------       --------
                                                               $  4,385       $ 10,700       $ 10,535
                                                               ========       ========       ========

The following summarizes revenues and operating results from discontinued operations:

                                                        SIX MONTHS ENDED               YEARS ENDED
                                     YEAR ENDED             JUNE 30,                   DECEMBER 31,
                                      JUNE 30,      -----------------------       ---------------------
                                        2000          1999           1998           1998         1997
                                     ----------     --------       --------       -------      --------
                                                                 (unaudited)
Revenue from printer operations      $ 24,959       $ 13,636       $ 14,157       $29,848      $ 21,639
Income (loss) from operations            (326)          (338)           (56)          464          (141)

No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of Datasouth's assets.

5.       SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                                SIX MONTHS ENDED           YEARS ENDED
                                                                YEAR ENDED          JUNE 30,               DECEMBER 31,
                                                                 JUNE 30,     -------------------      -------------------
                                                                   2000        1999         1998        1998         1997
                                                                ----------    -------     -------      -------     -------
                                                                                        (unaudited)
Interest paid                                                    $  8,323     $ 2,346     $ 2,050      $ 4,404     $ 2,460
Income taxes paid (recovered), net                                    397           3                      (25)        (58)

Noncash investing and financing activities:
  Treasury stock issued in business acquisition                                             2,500        2,500
  Deferred payment on investment in stock warrant                                                                    1,421
  Common stock and stock options issued in
     Host-USA Acquisition                                          52,258
  Issuance of subordinated notes in Host-USA
     Acquisition                                                   18,594

6.       INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies consists of the following:

                                     JUNE 30, 2000               JUNE 30, 1999              DECEMBER 31, 1998
         AFFILIATE             AMOUNT         VOTING %      AMOUNT         VOTING %      AMOUNT         VOTING %
         ---------            -------         --------     -------         --------     -------         --------
         Gray                 $46,057           26.2%      $45,513           27.5%      $46,151           27.4%
         Tarzian               10,000           33.5%       10,000           33.5%
         Rawlings               8,071           10.2%       13,008           10.6%       12,422           10.3%
         Total Sports           7,151           10.6%        3,500            7.6%        2,500            7.7%
         iHigh.com              5,416           37.0%
         Host                                                2,747            7.7%        2,896            7.7%
         Capital                                             9,893           48.5%       10,148           48.5%
         USA                                                   650            3.0%          650            3.0%
         Other                  1,240
                              -------                      -------                      -------
                   Total      $77,935                      $85,311                      $74,767
                              =======                      =======                      =======

Equity in earnings (losses) of affiliated companies consists of the following:

                                                SIX MONTHS ENDED              YEARS ENDED
                             YEAR ENDED              JUNE 30,                 DECEMBER 31,
                              JUNE 30,        -------------------         -------------------
         AFFILIATE              2000           1999          1998          1998          1997
         ---------           ----------       -----         -----         ------        -----
                                                   (unaudited)
         Gray                 $(1,826)        $(757)        $(455)        $6,127        $(844)
         Rawlings              (1,770)          164           501            237
         iHigh.com               (706)
         Host                     492          (149)          (53)           124           25
         Capital                1,091          (255)         (139)           246          220
         Other                     21
                              -------         -----         -----         ------        -----
                 Total        $(2,698)        $(997)        $(146)        $6,734        $(599)
                              =======         =====         =====         ======        =====

INVESTMENT IN GRAY AND GAIN ON ISSUANCE OF COMMON SHARES - As of June 30, 2000, the Company owned approximately 13.1% of Gray's outstanding common stock, shares of series A and series B preferred stock having an aggregate face value of $11,750 and warrants to purchase additional shares of Gray's class A and class B common stock. Gray is a communications company, based in Atlanta, Georgia, that operates thirteen network affiliated television stations, four daily newspapers, and other media properties. Certain executive officers of the Company are also executive officers of Gray.

In October 1999, Gray acquired three television stations for consideration that included 3,436 shares of Gray's class B common stock valued at approximately $49,500. As a result of such issuance, the Company's common equity ownership of Gray was reduced from 16.9% to 13.1% (resulting in a reduction in the Company's voting interest in Gray from 27.5% to 26.2%). As a result of this dilution, the Company recognized a $2,492 pretax gain on Gray's issuance of shares in the year ended June 30, 2000. In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900 in 1998.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions (including acquisition financing) and dispositions. As a result of the Company's 13.1% equity investment in Gray, approximately 13.1% of consulting fees charged to Gray is deferred and recognized as consulting fee income over 40 years. The Company recognized consulting fee income from Gray of $1,311 for the year ended June 30, 2000; $609 and $652 for the six months ended June 30, 1999 and 1998, respectively; and $1,618 and $681 for the years ended December 31, 1998 and 1997, respectively, for services rendered in connection with certain of Gray's acquisitions and dispositions. As of June 30, 2000 and 1999, income from additional consulting fees of $699 and $608, respectively, has been deferred and will be recognized as Gray amortizes goodwill associated with its acquisitions.

The Company owns all of shares of Gray's series A preferred stock entitling the holder thereof to annual cash dividends of $800 per share, payable quarterly, which are cumulative. The Company also owns 50% of Gray's series B preferred stock entitling the holder thereof to annual dividends of $600 per share, payable quarterly, which are cumulative. Dividends on the series B preferred stock are payable in cash or in additional shares of series B preferred stock, at Gray's option. Total dividend income on Gray series A and B preferred stock recognized by the Company was $905 for the year ended June 30, 2000; $452 and $550 for the six months ended June 30, 1999 and 1998, respectively; and $1,072 and $1,100 for the years ended December 31, 1998 and 1997, respectively. In 1998, Gray redeemed $3,805 of the series B preferred stock held by the Company.

In connection with the Company's purchases of Gray's series A and series B preferred stock in 1996, the Company acquired warrants to purchase up to 731 shares of Gray's class A common stock at $11.92 per share and warrants to purchase up to 375 shares of Gray's class A common stock at $16.00 per share. Of the total warrants owned by the Company to purchase 1,106 shares of Gray's class A common stock, 990 are fully vested and exercisable as of June 30, 2000, with the remaining warrants vesting periodically through 2001. All warrants for Gray's class A common stock expire in 2006. The Company's warrants for 100 shares of Gray's class B common stock are described under "Investment in Tarzian" below.

Gray's class A and class B common stock is publicly traded on the New York Stock Exchange (symbols: GCS and GCS.B, respectively). The aggregate market value of Gray common stock owned by the Company, which excludes the value of the Company's investments in Gray preferred stock and warrants to purchase additional shares of Gray's common stock, was $19,913 on June 30, 2000 and $40,519 on June 30, 1999.

INVESTMENT IN TARZIAN - In January 1999, the Company acquired shares of the outstanding common stock of Tarzian for $10,000. The acquired shares represent 33.5% of the total outstanding common stock of Tarzian as of June 30, 2000, both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian filed a complaint with the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the seller to purchase the shares from the seller prior to the Company's purchase of the shares, and requests judgment providing that the seller be required to sell the shares to Tarzian. The Company believes that a binding contract between Tarzian and the seller did not exist prior to the Company's purchase of the shares, and in any case, the Company's purchase agreement with the seller provides that in the event that a court of competent jurisdiction awards title to a person or entity other than the Company, the purchase agreement is rescinded, and the seller is required to pay the Company the full $10,000 purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana.

In March 1999, the Company executed an option agreement with Gray, whereby Gray has the option of acquiring the Tarzian investment from the Company for $10,000 plus related costs. Gray has the ability to extend the option period in 30-day increments at a fee of $67 per extension and as of June 30, 2000, has extended this option period through October 31, 2000. In addition, the Company receives a fee of $50 per month for services rendered in connection with the original investment in Tarzian. A portion of the option income and finders fee is deferred and recognized over 40 years as a result of the Company's equity investment position in Gray. The Company recognized option and finders fee income from Gray of $810 for the year ended June 30, 2000, and $222 for the six months ended June 30, 1999. As of June 30, 2000 and 1999, option and finder fee income of $152 and $45, respectively, has been deferred and will be recognized as Gray amortizes goodwill associated with its acquisitions.

The Company received from Gray warrants to acquire 100 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option. The warrants expire 10 years following the date on which Gray exercises its option.

INVESTMENT IN RAWLINGS - In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings (the "Purchase Agreement"), a supplier of team sports equipment based near St. Louis, Missouri. Pursuant to the Purchase Agreement, the Company acquired warrants to purchase approximately 10% of Rawlings' common stock, and has the right, under certain circumstances, to acquire additional warrants. The Company's total cost to purchase the warrants pursuant to this agreement (excluding the additional warrants) was $2,842. Fifty percent of the purchase price, or $1,421, was paid to Rawlings upon execution of the agreement in November 1997. The remaining fifty percent, plus interest at 7% per annum from November 21, 1997 until the date of payment, will be due on the earlier of the date of exercise or the date of expiration of the warrants. In the event of a partial exercise of warrants, a pro rata portion of the purchase price with interest accrued thereon will be payable. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings' common stock closes at or above $16.50 for twenty consecutive trading days during the four-year term. During the year ended June 30, 2000, the Company reduced the book value of its investment in the Rawlings warrant to zero, recognizing a $2,850 expense. Under the terms of the Purchase Agreement, the Company also acquired approximately 10.2% of Rawlings' outstanding common stock in the open market from November 1997 through January 1998. The Company has the right to appoint two members to Rawlings' board of directors, currently having a total of seven members.

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

In its fiscal quarter ended May 31, 2000, Rawlings recognized an after tax charge of $12,800 associated with its decision to sell its Vic hockey business. As a result, the Company's pretax equity in losses of Rawlings was negatively impacted in the year ended June 30, 2000 by approximately $1,300.

Rawlings' common stock is publicly traded on the Nasdaq Stock Market (symbol:
RAWL). The aggregate market value of Rawlings common stock owned by the Company was $5,437 on June 30, 2000 and $8,260 on June 30, 1999.

INVESTMENT IN TOTAL SPORTS - In 1998, the Company acquired shares of Total Sports series C convertible preferred stock for $2,500. In January 1999, the Company invested an additional $1,000 for shares of series C1 convertible preferred stock. In December 1999 in connection with the Host-USA Acquisition, the Company acquired Total Sports common stock owned by Host valued at $3,651. Total Sports, based in Raleigh, North Carolina, is a web site services provider for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations. Assuming conversion of all Total Sports preferred stock, the Company's investment equates to approximately a 10.6% share of Total Sports capital stock as of June 30, 2000. Dividends on the series C and series C1 convertible preferred stock are cumulative, and accrue at $.85 per share per annum and $1.14 per share per annum, respectively, from the issue date, and are payable quarterly at Total Sports' discretion. Accumulated and unpaid dividends on outstanding series C and series C1 preferred stock are to be paid in cash on July 31, 2003. Due to the speculative nature of the Company's investment in Total Sports, and due to the preference of series A and series B preferred shareholders with respect to Total Sports dividend rights, the Company has not recognized dividend income on its preferred stock investment in Total Sports.

In July 2000, Total Sports executed a definitive agreement with Quokka Sports, Inc. ("Quokka"), whereby Quokka would acquire Total Sports in a transaction that the companies currently expect to close during the Company's quarter ending December 31, 2000. Under the terms of the agreement, Quokka will issue approximately 15 million shares of its common stock in exchange for ownership of the privately-held Total Sports. As a result of this transaction, the Company would receive shares of Quokka in exchange for preferred stock and common stock of Total Sports currently held by the Company. Quokka's common stock is publicly traded on the Nasdaq Stock Market (symbol: QKKA). The number of shares of Quokka common stock ultimately received by the Company in exchange for its Total Sports capital stock will be determined based on the value of Quokka common stock at the closing date and the rights accorded Total Sports' preferred stockholders.

INVESTMENT IN IHIGH.COM - In connection with the Host-USA Acquisition, the Company acquired 39.4% of the then outstanding common stock of iHigh.com valued at $6,122. Subsequently, iHigh.com issued additional shares such that the Company owns 37% of the outstanding common stock of iHigh.com as of June 30, 2000.

INVESTMENTS IN HOST, USA AND CAPITAL - Prior to the Host-USA Acquisition effective December 17, 1999, the Company was effectively Host's largest stockholder, owning directly or indirectly approximately 32.5% of Host's outstanding common stock and 51.5% of Host's preferred stock. The Company's indirect ownership of Host's common stock and

Host's preferred stock was owned by Capital, in which the Company owned 51.5% of the outstanding common stock. The Company and Host together were the largest stockholders of USA, with the Company owning approximately 3% of USA's outstanding capital stock and Host owning approximately 33.8% of USA's outstanding capital stock. Capital's assets consisted solely of investments in Host's outstanding common stock and all of Host's 8% series B preferred stock.

The Company recognized its equity in earnings of Host on a six-month lag basis. In January 1999, USA sold its investment in broadcast.com, inc., a marketable security, recognizing an after-tax gain of approximately $40,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900 as equity in earnings of affiliates in the year ended June 30, 2000 due to USA's gain on the disposal of broadcast.com, inc.

SUMMARIZED AGGREGATE FINANCIAL INFORMATION (unaudited) -

The aggregate financial position of affiliated companies accounted for by the equity method (reflecting Gray as of June 30, 2000, June 30, 1999 and December 31, 1998; combined, for the June 30, 2000 data only, with iHigh.com and certain other equity investments as of June 30, 2000; combined with Rawlings as of May 31, 2000, May 31, 1999 and November 30, 1998; combined, for the June 30, 1999 and December 31, 1998 data only, with Capital as of June 30, 1999 and December 31, 1998, and Host as of December 31, 1999 and June 30, 1998) is as follows:

                                                                  JUNE 30,
                                                         ------------------------       DECEMBER 31,
                                                            2000           1999             1998
                                                         ---------      ---------       ------------
                   Current assets                        $ 124,272      $ 148,446        $ 144,648
                   Property and equipment                   90,124         71,665           70,614
                   Total assets                            769,437        658,364          644,568
                   Current liabilities                     100,099         64,514           59,699
                   Long-term debt                          382,434        352,090          339,677
                   Total liabilities                       568,274        477,219          462,833
                   Stockholders' equity                    201,163        181,145          181,735

The aggregate operating results of affiliated companies accounted for by the equity method (reflecting Gray for the year ended June 30, 2000, the six months ended June 30, 1999 and 1998, and the years ended December 31, 1998 and 1997; combined with iHigh.com and certain other equity investments for the year ended June 30, 2000; combined with Rawlings for the year ended May 31, 2000, the six months ended May 31, 1999 and 1998, and the years ended November 30, 1998 and 1997; combined with Capital for the six months ended June 30, 1999 and 1998, and the years ended December 31, 1998 and 1997; combined with Host for the six months ended December 31, 1998 and 1997, and the years ended June 30, 1998 and
1997) is as follows:

                                                      SIX MONTHS ENDED                    YEARS ENDED
                                   YEAR ENDED              JUNE 30,                       DECEMBER 31,
                                    JUNE 30,     -------------------------       --------------------------
                                      2000          1999            1998            1998             1997
                                   ----------    ---------       ---------       ---------        ---------
Operating revenue                  $ 369,374     $ 190,094       $ 185,708       $ 347,850        $ 294,583
Income from operations                24,708        15,284          24,047          37,351           34,106
Net income (loss)                    (23,051)         (938)          5,062          47,546            4,845

Undistributed earnings of investments accounted for by the equity method amount to approximately $260 as of June 30, 2000.

7.       PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following:

                                                              JUNE 30,
                                                       -------------------   DECEMBER 31,
                                                         2000        1999        1998
                                                       -------      ------   ------------
         Land                                          $   448      $           $
         Building                                          950
         Leasehold and building improvements               560
         Machinery & equipment                           2,274
         Office furniture and equipment                  3,700          43          38
                                                       -------      ------      ------
                                                         7,932          43          38

         Accumulated depreciation and amortization       1,064          21          24
                                                       -------      ------      ------
                                                       $ 6,868      $   22      $   14
                                                       =======      ======      ======


8.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

                                                              JUNE 30,
                                                       -------------------   DECEMBER 31,
                                                         2000        1999        1998
                                                       -------      ------   ------------
         Incurred unbilled costs                       $ 2,279      $           $
         Guaranteed rights fees and profit splits        6,879
         Deferred income                                14,753
         Interest                                        1,030          579        396
         Other                                           3,944          766        178
                                                       -------      -------     ------
                                                       $28,885      $ 1,345     $  574
                                                       =======      =======     ======


9.       LONG-TERM DEBT AND NOTES PAYABLE

In connection with the Host-USA Acquisition the Company entered into a new credit agreement with a group of banks on December 17, 1999, as modified in 2000, providing for (a) two term loans (the "Term Loans") for borrowings totaling $95,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000 by December 17, 2000, with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000 to $35,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500 in outstanding letters of credit. As of June 30, 2000, borrowings of $19,200 and letters of credit totaling $3,835 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $560 at that date. As of June 30, 2000, borrowings totaling $99,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 9.31% and borrowings of $14,300 were subject to the banks' prime rate of 9.5%. Interest on prime rate advances is payable quarterly and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly. Subsequent to June 30, 2000, the Company amended certain provisions of the credit agreement to, among other things, ease covenant restrictions. The

Company will likely be required to sell certain of its investments in order to derive some portion of the $10,000 scheduled principal payment in December 2000. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

Also in connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal are subordinate to the bank credit agreement. The new bank credit agreement and the subordinated notes provided the necessary financing for the Host-USA Acquisition, and refinanced all existing bank indebtedness of the Company, Host and USA.

Prior to the Host-USA Acquisition, the Company had long-term debt agreements and notes with two banks providing for (a) two term notes payable to a bank under which $42,313 was outstanding on June 30, 1999 and December 31, 1998; (b) two term notes payable to a bank issued in 1999, under which $1,353 was outstanding on June 30, 1999; (c) a revolving bank credit facility for borrowings of up to $3,500, under which $3,392 was outstanding on June 30, 1999 and $2,536 was outstanding on December 31, 1998; (d) a term note, under which $3,500 was outstanding on June 30, 1999 and $4,000 was outstanding on December 31, 1998;
(e) a revolving bank credit facility for borrowings of up to $5,000, under which $4,803 was outstanding on June 30, 1999 and $5,000 was outstanding on December 31, 1998; (f) a bank note in the amount of $10,000 outstanding as of June 30, 1999; and (g) a demand bank note for borrowings of up to $2,000, bearing interest at the bank's prime rate, under which $2,000 was outstanding as of June 30, 1999 and December 31, 1998. As a result of the potential for future covenant violations under the credit facilities, the Company classified all of its long-term debt as current as of June 30, 1999. As of June 30, 1999, the weighted average interest rate for the term notes was 6.91%, and the weighted average interest rate for the revolving bank notes and notes payable was 7.75%.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt.

In connection with the Company's bank credit facilities the Company's chairman of the board entered into a guarantee agreement in favor of the banks for up to $75,000, for which he received compensation from the Company during the year ended June 30, 2000 in the form of 305 restricted shares of the Company's common stock valued at $1,219. Such agreement provides that if the Company defaults on its bank loan, the chairman will repay the amount of such loan to the banks. If he is obligated to pay such amount, he would have the right to purchase certain of the Company's collateral under such loan as would be necessary for him to recoup his obligation, with such collateral including the Company's investments in Gray and Tarzian.

10.      INCOME TAXES

The Company's income tax benefit (provision) attributable to continuing operations consists of the following:

                                       SIX MONTHS ENDED              YEARS ENDED
                     YEAR ENDED            JUNE 30,                  DECEMBER 31,
                      JUNE 30,       -------------------        --------------------
                        2000           1999         1998          1998          1997
                     ----------      -------      -------       --------      -------
                                                (unaudited)
     Current:
        Federal       $              $            $             $             $    50
        State            (271)
                      -------                                                 -------
                         (271)                                                     50
     Deferred           3,010            944          542         (1,599)         982
                      -------        -------      -------       --------      -------
                      $ 2,739        $   944      $   542       $ (1,599)     $ 1,032
                      =======        =======      =======       ========      =======

The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

                                                           SIX MONTHS ENDED              YEARS ENDED
                                          YEAR ENDED            JUNE 30,                  DECEMBER 31,
                                            JUNE 30,      ------------------          -----------------
                                             2000         1999          1998          1998         1997
                                          ----------      ----          ----          ----         ----
                                                                     (unaudited)
Federal statutory tax rate                   34.0%        34.0%         34.0%         34.0%        34.0%
Non-deductible goodwill amortization         (9.6)
State income taxes, net of federal
     benefit                                  5.8
Other, net                                    1.3         (1.9)         (2.7)          7.2          6.1
                                             ----         ----          ----          ----         ----
Effective tax rate                           31.5%        32.1%         31.3%         41.2%        40.1%
                                             ====         ====          ====          ====         ====

Deferred tax liabilities (assets) associated with continuing operations are comprised of the following:

                                                              JUNE 30,
                                                      ----------------------     DECEMBER 31,
                                                        2000           1999          1998
                                                      --------       -------     ------------
     Prepaid costs and expenses                       $  2,186       $             $
     Investment in affiliated companies                  6,877         6,578         6,971
     Property and equipment                                749
     Other, net                                            713            92             1
                                                      --------       -------       -------
        Gross deferred tax liabilities                  10,525         6,670         6,972
                                                      --------       -------       -------

     Allowance for doubtful accounts                      (809)
     Accrued expenses                                     (727)
     Deferred income                                      (570)         (262)         (263)
     Nonqualified stock options outstanding             (1,293)
     Charitable contributions                              (75)
     Net operating loss carryforward                    (1,967)         (993)         (535)
     Alternative Minimum Tax credit carryforward          (490)         (385)         (492)
                                                      --------       -------       -------
        Gross deferred tax assets                       (5,931)       (1,640)       (1,290)
                                                      --------       -------       -------

        Total deferred taxes, net                     $  4,594       $ 5,030       $ 5,682
                                                      ========       =======       =======

Income (loss) on the operations of the discontinued segment is presented net of a tax (provision) benefit of $10, $72, $(36), $(255) and $(92) for the year ended June 30, 2000, the six months ended June 30, 1999 and 1998, and the years ended December 31, 1998 and 1997, respectively. The loss on disposal of the discontinued segment for the year ended June 30, 2000 is presented net of an income tax benefit of $1,247.

As of June 30, 2000, the Company has a net operating loss carryforward for tax purposes of approximately $5,750 expiring beginning in 2018 to reduce Federal taxable income in the future. The Company also has as of June 30, 2000 an Alternative Minimum Tax ("AMT") credit carryforward of $490, and a business credit carryforward of $142, to reduce regular Federal tax liabilities in the future.

11.      STOCK OPTIONS

The Company's 1994 Long Term Incentive Plan (the "1994 Plan") reserves 7,200 shares of the Company's common stock for issuance of stock options, restricted stock awards and stock appreciation rights, following shareholder approval on September 14, 1999 of an increase in the number of shares available for grant under the 1994 Plan. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from five to ten years. In connection with the Host-USA Acquisition, options for an aggregate of 2,819 exercisable shares were granted to former holders of options for Host and USA shares, at exercise prices ranging from $.34 to $4.06 per share. As of June 30, 2000, June 30, 1999 and December 31, 1998, there were 2,207, 1,478 and 1,528 shares available for future option grants under the 1994 Plan, respectively.

The Company's Non-Employee Directors' 1994 Stock Option Plan (the "1994 Directors' Plan") reserves 350 shares of the Company's common stock for issuance of stock options. Options under the 1994 Directors' Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors' Plan were 160 as of June 30, 2000 and 170 as of June 30, 1999 and December 31, 1998.

Information with respect to the Company's stock option plans follows:

                                                           OPTION         OPTION
                                                           SHARES      PRICE RANGE
                                                           ------      -----------
Outstanding as of January 1, 1997                           2,035     $0.75 - $2.68
  Grants                                                      135     $2.31 - $2.44
  Exercised                                                  (258)    $0.75 - $1.48
  Forfeited                                                   (30)            $2.44
                                                            -----
OUTSTANDING AS OF DECEMBER 31, 1997                         1,882     $0.75 - $2.68
  Grants                                                       50     $3.19 - $4.38
  Exercised                                                  (254)    $0.88 - $0.96
                                                            -----
OUTSTANDING AS OF DECEMBER 31, 1998                         1,678     $0.75 - $4.38
  Grants                                                       50             $3.69
  Exercised                                                  (198)    $0.88 - $2.68
                                                            -----
OUTSTANDING AS OF JUNE 30, 1999                             1,530     $0.75 - $4.38
  Grants                                                    3,004     $0.34 - $4.25
  Exercised                                                  (652)    $0.34 - $4.06
  Forfeited                                                   (24)    $2.31 - $2.41
                                                            -----
OUTSTANDING AS OF JUNE 30, 2000                             3,858     $0.34 - $4.38
                                                            =====
                             EXERCISABLE AS OF:
                                DECEMBER 31, 1997           1,287     $0.75 - $2.68
                                DECEMBER 31, 1998           1,387     $0.75 - $4.38
                                    JUNE 30, 1999           1,363     $0.75 - $4.38
                                    JUNE 30, 2000           3,594     $0.34 - $4.38

The weighted average per share fair value of options granted was $1.85 for the year ended June 30, 2000, $1.98 for the six months ended June 30, 1999, and $1.59 and $1.26 for the years ended December 31, 1998 and 1997. As of June 30, 2000, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life is as follows: 75 exercisable shares at $.75 per share, expiring in 2.3 years; 526 exercisable shares at $.88 per share, expiring in 4.0 years; 150 exercisable shares at $1.50 per share, expiring in 4.3 years; 380 exercisable shares at $2.63 per share, expiring in 1.9 years; 45 shares at $2.40 per share, expiring in 6.5 years (23 shares of which were exercisable); 50 shares at $3.59 per share, expiring in 7.9 years (23 shares of which were exercisable); 60 shares at $3.73 per share expiring in 8.7 years (20 shares of which were exercisable); 2,397 exercisable shares at $1.03 per share expiring in 4.4 years; and 175 non-exercisable shares at $4.25 per share expiring in 9.8 years.

Pro forma net income and earnings per share required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 6.32%, dividend yield of 0.0%, a volatility factor of
 .632, and a weighted-average expected life for the options of four to six years. Had compensation cost been measured based on the fair value based accounting of FAS 123, net income (loss) would have been $(12,933), or $(.45) per share (basic and diluted), for the year ended June 30, 2000; $(2,303), or $(.10) per share (basic and diluted), for the six months ended June 30, 1999; $2,224, or $.10 per share (basic and diluted), for the year ended December 31, 1998; and $(1,900), or $(.09) per share (basic and diluted), for the year ended December 31, 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of what would have occurred had compensation cost been measured under FAS 123 or of results that may occur in the future. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until at least the year ending June 30, 2001.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregate fair value of the Company's investment in affiliated companies was approximately $63,000, compared to the carrying value of $77,935, as of June 30, 2000; $105,000, compared to the carrying value of $85,311, as of June 30, 1999; and $88,000, compared to the carrying value of $74,767, as of December 31, 1998. The estimate of fair value was based on, in the case of publicly-traded Gray and Rawlings, quoted market prices on the New York Stock Exchange and the Nasdaq Stock Market as of June 30, 2000 and 1999, and December 31, 1998; in the case of Tarzian, acquisition cost; in the case of Total Sports and iHigh.com, recent transactions in its capital stock; in the case of privately-held Host, USA and Capital, for June 30, 1999 and December 31, 1998, the negotiated Host-USA Acquisition per share purchase price for shares not then owned by the Company; and management estimates.

The fair value of the Company's interest rate swap agreements, having an aggregate notional amount of $45,000 as of June 30, 2000, $20,000 as of June 30, 1999 and $24,000 as of December 31, 1998, is not recognized in the financial statements. If, in the future, an interest rate swap agreement was terminated, any resulting gain or loss would be deferred and amortized to interest expense over the initial remaining life of the interest rate swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in the statement of operations coincident with the extinguishment. During the year ended June 30, 2000, the

Company amended one of its agreements to change the termination date from December 31, 2007 to December 31, 2002, resulting in a cash settlement of $882, which was deferred and recognized as income ratably over the remaining term of the agreement. As of June 30, 2000, deferred income on the settlement to be recognized over the remaining 30 months of the agreement was $825. The estimated amount to be received on terminating the swap agreements, if the Company had elected to do so, was approximately $511 and $432 as of June 30, 2000 and 1999, respectively.

All other financial instruments, including cash, cash equivalents, receivables, payables and variable rate bank debt are estimated to have a fair value which approximates carrying value in the financial statements.

13.      EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                          SIX MONTHS ENDED                YEARS ENDED
                                                      YEAR ENDED               JUNE 30,                   DECEMBER 31,
                                                       JUNE 30,      -------------------------     ------------------------
                                                         2000           1999           1998           1998          1997
                                                      ----------     ----------     ----------     ----------    ----------
                                                                                    (unaudited)
Income (loss) from continuing operations              $   (5,944)    $   (1,995)    $   (1,190)    $    2,279    $   (1,539)
Income (loss) from discontinued operations                (6,839)          (266)           (92)            81          (234)
                                                      ----------     ----------     ----------     ----------    ----------
Net income (loss)                                     $  (12,783)    $   (2,261)    $   (1,282)    $    2,360    $   (1,773)
                                                      ==========     ==========     ==========     ==========    ==========
Weighted average number of common shares
   outstanding for basic earnings (loss) per share        29,044         22,330         22,098         22,189        21,302
Effect of dilutive employee stock options                                                                 993
                                                      ----------     ----------     ----------     ----------    ----------

Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                              29,044         22,330         22,098         23,182        21,302
                                                      ==========     ==========     ==========     ==========    ==========
Basic earnings (loss) per share:
Income (loss) from continuing operations              $    (0.20)    $    (0.09)    $    (0.05)    $     0.10    $    (0.07)
Loss from discontinued operations                          (0.24)         (0.01)         (0.01)          0.01         (0.01)
                                                      ----------     ----------     ----------     ----------    ----------
Net income (loss)                                     $    (0.44)    $    (0.10)    $    (0.06)    $     0.11    $    (0.08)
                                                      ==========     ==========     ==========     ==========    ==========
Diluted earnings (loss) per share:
Income (loss) from continuing operations              $    (0.20)    $    (0.09)    $    (0.05)    $     0.10    $    (0.07)
Loss from discontinued operations                          (0.24)         (0.01)         (0.01)          0.00         (0.01)
                                                      ----------     ----------     ----------     ----------    ----------
Net income (loss)                                     $    (0.44)    $    (0.10)    $    (0.06)    $     0.10    $    (0.08)
                                                      ==========     ==========     ==========     ==========    ==========

The effect of potentially dilutive employee stock options not considered above because they were anti-dilutive is 1,831 shares for the year ended June 30, 2000; 927 shares and 1,084 shares for the six months ended June 30, 1999 and 1998, respectively; and 847 shares for the year ended December 31, 1997.

14.  RETIREMENT PLANS

The Company has three 401(k) defined contribution benefit plans, two of which pertain to the employees of Host and USA, whereby employees of the Company may contribute a portion of their gross pay to the plan subject to limitations set forth by the Internal Revenue Service. The Company may make matching and/or discretionary contributions to the employees' accounts in amounts based on criteria set forth in the plan agreements. Total Company contributions to the plan were $349 for the year ended June 30, 2000 (including contributions made to the Host and USA plans subsequent to the Host-USA Acquisition effective date of December 17, 1999), $163 and $140 for the six months ended June 30, 1999 and 1998, respectively, and $252 and $208 for the years ended December 31, 1998 and 1997, respectively.

15.      COMMITMENTS AND CONTINGENCIES

The Company commits under certain contracts, the nature and terms of which vary, to the payment of guaranteed rights fees. Future guaranteed rights fee commitments at June 30, 2000 total approximately $92,000.

The Company is also committed under contracts, the nature and terms of which vary, projects to share the net profits ("profit splits") with other parties to the contract. Profit split expense for the period December 17, 1999 (the effective date of the Host-USA Acquisition) through June 30, 2000 was $6,705.

The Company is obligated under its contract with the NCAA expiring August 31, 2002 to issue an irrevocable letter of credit in contractually determined amounts to guarantee the Company's payments to the NCAA for each contract period. As of June 30, 2000, the outstanding letter of credit for the benefit of the NCAA was $3,625. The maximum letter of credit contractual requirement during through the expiration of the NCAA contract in 2002 is $5,000.

The Company has a 25% interest and NBA Properties, Inc. ("NBA") has a 75% interest in a joint venture, Hall of Fame Properties, LLC ("HOFP"). Under a contract executed in 1998, HOFP was granted exclusive marketing rights by the Naismith Memorial Basketball Hall of Fame ("HOF") for the HOF. Under the terms of the contract, HOFP solicits advertising and sponsorship revenues for the HOF intended to supplement funding for the museum facility. In exchange for these exclusive marketing rights, HOFP pays HOF a guaranteed amount of $2,117 per year during the first six years of the 10-year contract. The agreement also includes a revenue sharing arrangement between the parties based on certain revenue thresholds achieved in excess of the initial guarantee by HOFP. The joint venture agreement with NBA provides that the Company's portion of the liabilities associated with this joint venture will not exceed $530 annually.

Bull Run's executive offices are leased from a company affiliated with a principal stockholder and director of the Company under an operating lease expiring in 2002. Host and USA have various operating leases for facilities and equipment expiring in 2001 through 2006. The Company's total rental expense was $1,843 for the year ended June 30, 2000, $226 and $263 for the six months ended June 30, 1999 and 1998, respectively, and $481 and $328 for the years ended December 31, 1998 and 1997, respectively. The minimum annual rental commitments under these and other leases with an original lease term exceeding one year are $2,687, $2,097, $1,484, $1,176 and $961 for the years ending June 30, 2001,
2002, 2003, 2004 and 2005, respectively, and $480 thereafter.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

16.      SEGMENT DATA (UNAUDITED)

Following the Host-USA Acquisition, the Company had four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily includes services rendered in connection with college and high school athletics ("Affinity Marketing and Production Services", formerly named the "Collegiate" segment); (b) event management and marketing services ("Affinity Events"); (c) association management services ("Affinity Management Services"); and (d) consulting services ("Consulting"). A fifth business segment, associated with computer printer manufacturing and related sales and services, has been classified as a discontinued segment. Information for each of the Company's segments associated with continuing operations is presented below. Operating results for the Affinity Marketing and Production Services, Affinity Events and Affinity Management Services segments only include results for the period December 17, 1999 (effective date of the Host-USA Acquisition) through June 30, 2000.

                                                     SIX MONTHS ENDED              YEAR ENDED
                                    YEAR ENDED           JUNE 30,                  DECEMBER 31,
                                     JUNE 30,      --------------------      ---------------------
                                      2000          1999         1998          1998          1997
                                    ----------     -----       --------      -------       -------
Net revenues, continuing
    operations:
  Affinity Marketing and
      Production Services           $ 54,443       $           $             $             $
  Affinity Events                     11,312
  Affinity Management Services         4,934
  Consulting                           1,311         609           652         1,618           681
                                    --------       -----       -------       -------       -------
                                    $ 72,000       $ 609       $   652       $ 1,618       $   681
                                    ========       =====       =======       =======       =======

Income (loss) from continuing
    operations:
  Affinity Marketing and
      Production Services           $  4,354       $           $             $             $
  Affinity Events                      1,519
  Affinity Management Services           568
  Consulting                           1,311         609           652         1,618           681
  Amortization of acquisition
    intangibles                       (2,460)
  Unallocated general and
    administrative costs              (3,010)       (693)         (691)       (1,312)       (1,039)
                                    --------       -----       -------       -------       -------
                                    $  2,282       $ (84)      $   (39)      $   306       $  (358)
                                    ========       =====       =======       =======       =======

                                                      SIX MONTHS ENDED               YEAR ENDED
                                   YEAR ENDED              JUNE 30,                  DECEMBER 31,
                                     JUNE 30,       -------------------         --------------------
                                      2000           1999          1998          1998           1997
                                   ----------       -----         -----         -----          -----
Depreciation expense,
   continuing operations:
  Affinity Marketing and
    Production Services              $  692         $             $             $              $
  Affinity Events                       176
  Affinity Management Services          181
  Unallocated general and
    administrative costs                  5             2             2             4              4
                                     ------         -----         -----         -----          -----
                                     $1,054         $   2         $   2         $   4          $   4
                                     ======         =====         =====         =====          =====

Capital expenditures,
continuing operations:
  Affinity Marketing and
      Production Services            $  910         $             $             $              $
  Affinity Events                        47
  Affinity Management Services          182
  Unallocated general and
    administrative expenditures           7            10                                         12
                                     ------         -----         -----         -----          -----
                                     $1,146         $  10         $             $              $  12
                                     ======         =====         =====         =====          =====


                                                              JUNE 30,         JUNE 30,
                                                                2000             1999
                                                             ---------        ---------
         Total assets, continuing operations:
           Affinity Marketing and Production Services         $ 31,811        $
           Affinity Events                                      20,306
           Affinity Management Services                          9,917
           Investments in affiliated companies                  77,935           85,311
           Goodwill, customer base and trademarks               88,483
           Net assets of discontinued segment                   10,671           17,545
           Other                                                 2,728            1,461
                                                             ---------        ---------
                                                             $ 241,851        $ 104,317
                                                             =========        =========

                               SUPPLEMENTARY DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                                                       QUARTERS ENDED
                                              -------------------------------------------------------------
                                              SEPTEMBER 30,    DECEMBER 31,          MARCH 31,     JUNE 30,
                                                  1999             1999                2000          2000
                                              -------------    ------------         ----------     --------
Revenue from services rendered                  $   670         $  6,720            $ 39,426       $ 25,184
Operating income (loss)                             270             (375)              3,246           (859)
Income (loss) from continuing operations             23               96                (640)        (5,423)
Income (loss) from discontinued operations          460              (56)               (141)        (7,102)
Net income (loss)                                   483               40                (781)       (12,525)
Income (loss) from continuing operations
   per share:
    Basic                                       $  0.00         $   0.00            $  (0.02)      $  (0.16)
    Diluted                                     $  0.00         $   0.00            $  (0.02)      $  (0.16)
Earnings (loss) per share:
    Basic                                       $  0.02         $   0.00            $  (0.02)      $  (0.36)
    Diluted                                     $  0.02         $   0.00            $  (0.02)      $  (0.36)
Weighted average number of shares:
    Basic                                        22,467           24,080              34,700         34,928
    Diluted                                      23,310           25,321              34,700         34,928


                                              SEPTEMBER 30,    DECEMBER 31,          MARCH 31,     JUNE 30,
                                                  1999             1999                2000          2000
                                              -------------    ------------         ----------     --------
Revenue from services rendered                $    964          $      2            $    195       $    414
Operating income (loss)                            657              (312)               (201)           117
Income (loss) from continuing operations         4,058              (589)             (1,074)          (921)
Loss from discontinued operations                  (18)              191                  17           (283)
Net income (loss)                                4,040              (398)             (1,057)        (1,204)
Income (loss) from continuing operations
   per share:
    Basic                                     $   0.18          $  (0.03)           $  (0.05)      $  (0.04)
    Diluted                                   $   0.17          $  (0.03)           $  (0.05)      $  (0.04)
Earnings (loss) per share:
    Basic                                     $   0.18          $  (0.02)           $  (0.05)      $  (0.05)
    Diluted                                   $   0.17          $  (0.02)           $  (0.05)      $  (0.05)
Weighted average number of shares:
    Basic                                       22,283            22,277              22,264         22,396
    Diluted                                     23,285            22,277              22,264         22,396

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for the information stated below, the information required by the item is set forth under the caption "Election of Directors - Nominees" in the Company's Proxy Statement dated September 26, 2000, which is incorporated by reference herein.

         In addition to Messrs. Robinson, Prather and Howell, who are listed in the Company's Proxy Statement dated September 26, 2000, which is incorporated by reference herein, the Company has the following executive officer:

         FREDERICK J. ERICKSON, 41, has been Vice President - Finance, Treasurer and Chief Financial Officer of the Company since 1994; Executive Vice President
- Finance & Administration of Datasouth since 1997; and Vice President - Finance & Administration of Datasouth since 1993. He was interim Chief Financial Officer of Gray from March to September 1998, and was employed by Coopers & Lybrand from 1981 to 1993 as a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by the item is set forth under the caption "Management Compensation" in the Company's Proxy Statement dated September 26, 2000, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by the item is set forth under the caption "Principal Stockholders" in the Company's Proxy Statement dated September 26, 2000, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by the item is set forth under the caption "Certain Transactions" in the Company's Proxy Statement dated September 26, 2000, which is incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

         (1)     Financial Statements and Related Independent Auditors' Reports:

                 The following consolidated financial statements of the Company and Report of Independent Auditors are included in Item 8:
                      Report of Independent Auditors
                      Consolidated Balance Sheets at June 30, 2000, June 30,
                         1999 and December 31, 1998
                      Consolidated Statements of Operations for the year ended
                         June 30, 2000, the six months ended June 30, 1999 and 1998 (unaudited), and the years ended December 31, 1998 and 1997
                      Consolidated Statements of Stockholders' Equity for the
                         year ended June 30, 2000, the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997
                      Consolidated Statements of Cash Flows for the year ended
                         June 30, 2000, the six months ended June 30, 1999 and 1998 (unaudited) and the years ended December 31, 1998 and 1997
                      Notes to Consolidated Financial Statements
                      Supplementary Data, Selected Quarterly Financial Data
                         (Unaudited)

                 The consolidated financial statements of Gray Communications Systems, Inc. and Gray's "Schedule II - Valuation and qualifying accounts" and the independent auditors reports thereon dated January 31, 2000, on pages F-1 through F-29 of this report.

                 The condensed consolidated financial statements of Gray Communications Systems, Inc. as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 (Unaudited), on pages F-30 through F-36 of this report

                 The consolidated financial statements of Rawlings Sporting Goods Company, Inc. and the report of independent public accountants thereon dated December 14, 1999 (except as to the matter discussed in Note 2 to Rawlings' consolidated financial statements, as to which the date is December 28, 1999), on pages F-37 through F-54 of this report

                 The consolidated financial statements of Rawlings Sporting Goods Company, Inc. as of May 31, 2000 and August 31, 1999, and for the nine months ended May 31, 2000 and 1999 (Unaudited), on pages F-55 through F-61 of this report


         (2) The following consolidated financial statement schedule of Bull Run Corporation is included in Item 14(d):
                           Schedule II - Valuation and qualifying accounts

                 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K

              None

(c)      Exhibits

              Exhibit
              Numbers                       Description
              -------                       ------------
               (2.1)        Restated Agreement and Plan of Merger, dated as of
                            February 15, 1999, by and among Bull Run
                            Corporation (formerly, BR Holding, Inc.), BR
                            Holding, Inc. (formerly, Bull Run Corporation),
                            Capital Sports Properties, Inc., Host
                            Communications, Inc., Universal Sports America,
                            Inc., Capital Merger Sub, Inc., Host Merger Sub,
                            Inc., and USA Merger Sub, Inc. (g)

               (2.2) Form of Agreement and Plan of Merger, by and among Bull Run Corporation (formerly, BR Holding, Inc.),
                            BR Holding, Inc. (formerly, Bull Run Corporation) and a wholly owned subsidiary of Bull Run
                            Corporation (formerly, BR Holding, Inc.) (g)

               (3.1)        Articles of Incorporation (a)

               (3.2)        Certificate of Amendment to Articles of
                            Incorporation, filed November 29, 1994 (a)

               (3.3)        Bylaws of the Registrant (a)

               (3.4)        Articles of Incorporation of Bull Run Corporation
                            (formerly, BR Holding, Inc.) (g)

               (3.5)        Bylaws of Bull Run Corporation (formerly, BR
                            Holding, Inc.) (g)

              (10.1)        Amended and Restated 1994 Long Term Incentive Plan
                            (g)

              (10.2)        Non-Employee Directors' 1994 Stock Option Plan (a)

              (10.3)        1987 Non-Qualified Stock Option Plan (b)

              (10.4) Form of Stockholders' Agreement, by and among Hilton H. Howell, Jr., Douglas L. Jarvie,
                            Robinson-Prather Partnership, W. James Host and
                            Charles L. Jarvie (g)

              (10.5)        Credit Agreement and among BR Holding, Inc.
                            (formerly, Bull Run Corporation), Capital Sports
                            Properties, Inc., Host Communications, Inc.,
                            Universal Sports America, Inc. and Datasouth
                            Computer Corporation, as Borrowers, Bull Run
                            Corporation (formerly, BR Holding, Inc.), as a
                            Guarantor, and Bank of America, N.A. and Bank One,
                            Kentucky, N.A., as Issuing Banks, First Union
                            National Bank, as Syndication Agent for the Issuing
                            Banks and the Lenders, and Bank of America, N.A., as Administrative Agent for the Issuing Banks and the Lenders, dated December 17, 1999 (h)

              (10.6)        Gray Communications Systems, Inc. Warrant dated
                            September 24, 1996 (731,250 shares of Gray class A common stock) (c)

              (10.7)        Gray Communications Systems, Inc. Warrant dated
                            September 24, 1996 (375,000 shares of Gray class A common stock) (c)

              (10.8)        Investment Purchase Agreement dated November 21,
                            1997 by and between Rawlings Sporting Goods
                            Company, Inc. and Bull Run Corporation (d)

              (10.9)        Common Stock Purchase Warrant dated November 21,
                            1997 issued by Rawlings Sporting Goods Company,
                            Inc. to Bull Run Corporation (d)

              (10.10) Standstill Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and
                            Bull Run Corporation (d)

              (10.11)       Amendment Number One to Standstill Agreement dated
                            April 23, 1999 by and between Rawlings Sporting
                            Goods Company, Inc. and Bull Run Corporation (f)

              (10.12)       Registration Rights Agreement dated November 21,
                            1997 by and between Rawlings Sporting Goods
                            Company, Inc. and Bull Run Corporation (d)

              Exhibit
              Numbers                       Description
              -------                       ------------
              (10.13)       Stock Purchase Agreement dated January 28, 1999 by
                            and between U.S. Trust Company of Florida Savings
                            Bank, as Personal Representative of the Estate of
                            Mary Tarzian and Bull Run Corporation (e)

              (21)          List of Subsidiaries of Registrant (x)

              (23.1)        Consent of Ernst & Young LLP - Bull Run Corporation
                            (x)

              (23.2)        Consent of Ernst & Young LLP - Gray Communications
                            Systems, Inc. (x)

              (23.3)        Consent of Arthur Andersen LLP - Rawlings Sporting
                            Goods Company, Inc. (x)

              (27.1) Financial Data Schedule - Jun-30-2000 (for SEC use only) (x)

              (27.2)        Financial Data Schedule - Restated Jun-30-1999 (for
                            SEC use only) (x)

              (27.3)        Financial Data Schedule - Restated Dec-31-1998 (for
                            SEC use only) (x)

              (27.4)        Financial Data Schedule - Restated Dec-31-1997 (for
                            SEC use only) (x)

         (a) Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 33-81816), effective November 3, 1994 and incorporated by reference herein

         (b) Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1988 and incorporated by reference herein

         (c) Filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 1996 and incorporated by reference herein

         (d) Filed as an exhibit to Form 8-K Current Report dated as of November 21, 1997 and incorporated by reference herein

         (e) Filed as an exhibit to Form 8-K Current Report dated as of January 28, 1999 and incorporated by reference herein

         (f) Filed as an exhibit to Form 8-K Current Report dated as of April 23, 1999 and incorporated by reference herein

         (g) Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 333-84833), effective August 11, 1999 and incorporated by reference herein

         (h) Filed as an exhibit to Form 8-K Current Report dated as of December 17, 1999 and incorporated by reference herein

         (x)      Filed herewith

(d)      Financial Statement Schedules

         The response to this section is submitted as part of Item 14(a)(1) and
Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2000.


                                      BULL RUN CORPORATION


                                      by: /s/ ROBERT S. PRATHER, JR.
                                         ---------------------------------------
                                         Robert S. Prather, Jr.
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signature                                  Title                              Date
           ---------                                  -----                              -----
/s/ ROBERT S. PRATHER, JR.                            President, Chief                  September 27, 2000
-----------------------------                         Executive Officer and
Robert S. Prather, Jr.                                Director
                                                      (Principal Executive
                                                      Officer)

/s/ GERALD N. AGRANOFF                                Director                          September 27, 2000
-----------------------------
Gerald N. Agranoff

/s/ JAMES W. BUSBY                                    Director                          September 27, 2000
-----------------------------
James W. Busby

/s/ FREDERICK J. ERICKSON                             Vice President - Finance          September 27, 2000
-----------------------------                         and Treasurer
Frederick J. Erickson                                 (Principal Accounting and
                                                      Financial Officer)

/s/ W. JAMES HOST                                     Director                          September 27, 2000
-----------------------------
W. James Host

/s/ HILTON H. HOWELL, JR.                             Vice President, Secretary         September 27, 2000
-----------------------------                         and Director
Hilton H. Howell, Jr.

/s/ J. MACK ROBINSON                                  Chairman of the Board             September 27, 2000
-----------------------------
J. Mack Robinson

                         REPORT OF INDEPENDENT AUDITORS

         We have audited the consolidated financial statements of Bull Run Corporation as of June 30, 2000, June 30, 1999 and December 31, 1998, and for the year ended June 30, 2000, for the six months ended June 30, 1999 and for each of the years ended December 31, 1998 and 1997, and have issued our report thereon dated September 28, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule of Bull Run Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and 1998 and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

         In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
September 28, 2000

                              BULL RUN CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                                                 ---------
                                         Balance at      Charged to     Charged to                       Balance at
                                          Beginning       Costs and         Other                          End of
    Description                           Of Period       Expenses       Accounts(1)   Deductions(2)       Period
    -----------                          ----------      ----------     ------------   -------------     ----------

    YEAR ENDED JUNE 30, 2000

    Allowance for doubtful accounts        $ 0            $ 267,000     $1,999,000     $1,111,000        $1,155,000

    There was no allowance for doubtful accounts reported for continuing operations prior to the year ended June 30, 2000.

    (1) Represents amounts recorded in connection with the Host-USA Acquisition.

    (2) "Deductions" represent write-offs of amounts not considered collectible.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Gray Communications Systems, Inc., as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                      Ernst & Young LLP

Atlanta, Georgia
January 31, 2000

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                          ---------------------------------
                                                                               1999                1998
                                                                          -------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $   1,787,446       $   1,886,723
     Trade accounts receivable, less allowance for doubtful accounts
         of $1,008,000 and  $1,212,000, respectively                         30,338,425          22,859,119
     Recoverable income taxes                                                 2,053,025           1,725,535
     Inventories                                                              1,051,960           1,191,284
     Current portion of program broadcast rights                              3,538,441           3,226,359
     Other current assets                                                       803,410             741,007
                                                                          -------------       -------------
Total current assets                                                         39,572,707          31,630,027

Property and equipment:
     Land                                                                     4,385,286           2,196,021
     Buildings and improvements                                              16,675,110          12,812,112
     Equipment                                                               98,760,379          65,226,835
                                                                          -------------       -------------
                                                                            119,820,775          80,234,968
     Allowance for depreciation                                             (39,443,291)        (28,463,460)
                                                                          -------------       -------------
                                                                             80,377,484          51,771,508

Other assets:
     Deferred loan costs                                                      9,656,586           8,235,432
     Goodwill and other intangibles:
        Licenses and network affiliation agreements                         448,346,122         346,433,820
        Goodwill                                                             76,218,410          28,766,950
        Consulting and noncompete agreements                                  1,869,368             814,202
     Other                                                                    2,115,847           1,322,483
                                                                          -------------       -------------
                                                                            538,206,333         385,572,887
                                                                          -------------       -------------
                                                                          $ 658,156,524       $ 468,974,422
                                                                          =============       =============

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                            DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1999               1998
                                                                                 -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable (includes $-0- and $880,000 payable
         to Bull Run Corporation, respectively)                                  $   4,275,411       $   2,540,770
     Employee compensation and benefits                                              5,163,973           5,195,777
     Accrued expenses                                                                3,161,581           1,903,226
     Accrued interest                                                                9,233,909           5,608,134
     Current portion of program broadcast obligations                                3,870,893           3,070,598
     Deferred revenue                                                                3,212,814           2,632,564
     Current portion of long-term debt                                                 316,000             430,000
                                                                                 -------------       -------------
Total current liabilities                                                           29,234,581          21,381,069

Long-term debt                                                                     381,385,942         270,225,255

Other long-term liabilities:
     Program broadcast obligations, less current portion                               428,867             735,594
     Supplemental employee benefits                                                    921,832           1,128,204
     Deferred income taxes                                                          75,389,829          44,147,642
     Other acquisition related liabilities                                           2,607,492           4,653,788
                                                                                 -------------       -------------
                                                                                    79,348,020          50,665,228
Commitments and contingencies

Stockholders' equity
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1,350 shares, respectively ($13,500,000
       aggregate liquidation value, respectively)                                   13,500,000          13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares, respectively                                10,683,709          10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,708,820 and 5,273,046 shares, respectively                 116,379,482          66,792,385
     Retained earnings                                                              37,373,183          45,737,601
                                                                                 -------------       -------------
                                                                                   177,936,374         136,713,695
    Treasury Stock at cost, Class A Common, 1,127,282 and 1,129,532 shares,
       respectively                                                                 (8,546,285)         (8,578,682)
    Treasury Stock at cost, Class B Common, 110,365 and 135,080 shares,
       respectively                                                                 (1,202,108)         (1,432,143)
                                                                                 -------------       -------------
                                                                                   168,187,981         126,702,870
                                                                                 -------------       -------------
                                                                                 $ 658,156,524       $ 468,974,422
                                                                                 =============       =============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                              1999                1998                1997
                                                                         -------------       -------------       -------------
Operating revenues:
     Broadcasting (less agency commissions)                              $  97,014,737       $  91,006,506       $  72,300,105
     Publishing                                                             37,808,328          29,330,080          24,536,348
     Paging                                                                  9,129,702           8,552,936           6,711,426
                                                                         -------------       -------------       -------------
                                                                           143,952,767         128,889,522         103,547,879
Expenses:
     Broadcasting                                                           58,660,663          52,967,142          41,966,493
     Publishing                                                             28,781,501          24,197,169          19,753,387
     Paging                                                                  6,550,529           5,618,421           4,051,359
     Corporate and administrative                                            3,448,203           3,062,995           2,528,461
     Depreciation                                                           12,855,449           9,690,757           7,800,217
     Amortization of intangible assets                                      11,595,919           8,425,821           6,718,302
                                                                         -------------       -------------       -------------
                                                                           121,892,264         103,962,305          82,818,219
                                                                         -------------       -------------       -------------
                                                                            22,060,503          24,927,217          20,729,660
Gain on exchange of television station (net of $780,000 paid
    to Bull Run Corporation in 1998)                                               -0-          72,646,041                 -0-
Valuation adjustments of goodwill and other assets                                 -0-          (2,073,913)                -0-
Miscellaneous income and (expense), net                                        335,871            (241,522)            (30,851)
                                                                         -------------       -------------       -------------
                                                                            22,396,374          95,257,823          20,698,809
Interest expense                                                            31,021,039          25,454,476          21,861,267
                                                                         -------------       -------------       -------------

                              INCOME (LOSS) BEFORE INCOME TAXES             (8,624,665)         69,803,347          (1,162,458)
Federal and state income taxes (benefit)                                    (2,309,966)         28,143,981             240,000
                                                                         -------------       -------------       -------------
                                              NET INCOME (LOSS)             (6,314,699)         41,659,366          (1,402,458)
Preferred dividends                                                          1,010,000           1,317,830           1,409,690
                                                                         -------------       -------------       -------------
                                 NET INCOME (LOSS) AVAILABLE TO
                                            COMMON STOCKHOLDERS          $  (7,324,699)      $  40,341,536       $  (2,812,148)
                                                                         =============       =============       =============
Average outstanding common shares-basic                                     12,837,912          11,922,852          11,852,546
Stock compensation awards                                                          -0-             481,443                 -0-
                                                                         -------------       -------------       -------------
Average outstanding common shares-diluted                                   12,837,912          12,404,295          11,852,546
                                                                         =============       =============       =============
Income (loss) per share available to common stockholders:
    Basic                                                                $       (0.57)      $        3.38       $       (0.24)
    Diluted                                                              $       (0.57)      $        3.25       $       (0.24)

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 CLASS A                      CLASS B
                                              PREFERRED STOCK                  COMMON STOCK                 COMMON STOCK
                                       ----------------------------    ----------------------------  ----------------------------
                                          SHARES          AMOUNT          SHARES          AMOUNT       SHARES           AMOUNT
                                       ------------    ------------    ------------    ------------  -----------    -------------
Balance at December 31, 1996                 2,000     $20,000,000       7,732,996     $ 7,994,235    5,250,000     $ 66,065,762
Net Loss                                        -0-             -0-             -0-             -0-          -0-              -0-
Common Stock Cash Dividends
  ($0.05) per share                             -0-             -0-             -0-             -0-          -0-              -0-
Preferred Stock Dividends                       -0-             -0-             -0-             -0-          -0-              -0-
Issuance of Class A Common Stock:
     Directors' Stock Plan                      -0-             -0-            752           9,645           -0-              -0-
     Non-qualified Stock Plan                   -0-             -0-         44,775         317,151           -0-              -0-
     Stock Award Restricted Stock Plan          -0-             -0-        183,051       1,200,000           -0-              -0-
Issuance of Class B Common Stock:
     401(k) Plan                                -0-             -0-             -0-             -0-      23,046          282,384
Issuance of Series B Preferred Stock            60         600,000              -0-             -0-          -0-              -0-
Issuance of Treasury Stock:
     401(k) Plan                                -0-             -0-             -0-             -0-          -0-           49,658
     Non-qualified Stock Plan                   -0-             -0-             -0-             -0-          -0-              -0-
Purchase of Class A Common Stock                -0-             -0-             -0-             -0-          -0-              -0-
Income tax benefits relating to
  stock plans                                   -0-             -0-             -0-        837,000           -0-              -0-
                                       -----------     -----------     -----------     ------------  -----------    -------------
Balance at December 31, 1997                 2,060      20,600,000       7,961,574      10,358,031    5,273,046       66,397,804
Net Income                                      -0-             -0-             -0-             -0-          -0-              -0-
Common Stock Cash Dividends
  ($0.06) per share                             -0-             -0-             -0-             -0-          -0-              -0-
Preferred Stock Dividends                       -0-             -0-             -0-             -0-          -0-              -0-
Issuance of Treasury Stock:
     401(k) Plan                                -0-             -0-             -0-             -0-          -0-         180,821
     Directors' Stock Plan                      -0-             -0-             -0-             -0-          -0-          30,652
     Non-qualified Stock Plan                   -0-             -0-             -0-             -0-          -0-           9,597
Purchase of Class A Common Stock                -0-             -0-             -0-             -0-          -0-              -0-
Issuance of Series B Preferred Stock            51         509,384              -0-             -0-          -0-              -0-
Purchase of Series B Preferred Stock          (761)     (7,609,384)             -0-             -0-          -0-              -0-
Income tax benefits relating to
  stock plans                                   -0-             -0-             -0-        325,678           -0-         173,511
                                       -----------     -----------     -----------     -----------   -----------    -------------
Balance at December 31, 1998                 1,350      13,500,000       7,961,574      10,683,709    5,273,046       66,792,385
Net Loss                                        -0-             -0-             -0-             -0-          -0-              -0-
Common Stock Cash Dividends
  ($0.08) per share                             -0-             -0-             -0-             -0-          -0-              -0-
Preferred Stock Dividends                       -0-             -0-             -0-             -0-          -0-              -0-
Issuance of Treasury Stock:
     401(k) Plan                                -0-             -0-             -0-             -0-          -0-         126,944
     Non-qualified Stock Plan                   -0-             -0-             -0-             -0-          -0-              -0-
Issuance of Class B Common Stock                -0-             -0-             -0-             -0-   3,435,774       49,452,053
Purchase of Class B Common Stock                -0-             -0-             -0-             -0-          -0-             -0-
Income tax benefits relating to
  stock plans                                   -0-             -0-             -0-             -0-          -0-           8,100
                                       -----------     -----------     -----------     -----------   -----------    -------------
Balance at December 31, 1999                 1,350     $13,500,000       7,961,574     $10,683,709    8,708,820     $116,379,482
                                       ===========     ===========     ===========     ===========   ===========    =============

                                                                       CLASS A                     CLASS B
                                                                    TREASURY STOCK              TREASURY STOCK
                                                RETAINED     ---------------------------  -------------------------
                                                EARNINGS        SHARES          AMOUNT        SHARES      AMOUNT         TOTAL
                                              ------------   ------------   ------------  ------------ ------------   ------------
Balance at December 31, 1996                   $10,543,940       (994,770)  $ (6,638,284)     (258,450) $(2,740,137)   $95,225,516
Net Loss                                        (1,402,458)            -0-            -0-           -0-          -0-    (1,402,458)
Common Stock Cash Dividends ($0.05) per share     (628,045)            -0-            -0-           -0-          -0-      (628,045)
Preferred Stock Dividends                       (1,409,690)            -0-            -0-           -0-          -0-    (1,409,690)
Issuance of Class A Common Stock
     Directors' Stock Plan                              -0-            -0-            -0-           -0-          -0-         9,645
     Non-qualified Stock Plan                           -0-            -0-            -0-           -0-          -0-       317,151
     Stock Award Restricted Stock Plan                  -0-            -0-            -0-           -0-          -0-     1,200,000
Issuance of Class B Common Stock 401(k) Plan            -0-            -0-            -0-           -0-          -0-       282,384
Issuance of Series B Preferred Stock                    -0-            -0-            -0-           -0-          -0-       600,000
Issuance of Treasury Stock:
     401(k) Plan                                        -0-            -0-            -0-        8,265       87,628        137,286
     Non-qualified Stock Plan                     (500,556)        81,238      1,082,390            -0-          -0-       581,834
Purchase of Class A Common Stock                        -0-      (259,350)    (3,455,475)           -0-          -0-    (3,455,475)
Income tax benefits relating to stock plans             -0-            -0-            -0-           -0-          -0-       837,000
                                              ------------   ------------   ------------  ------------  -----------   ------------
Balance at December 31, 1997                     6,603,191     (1,172,882)    (9,011,369)     (250,185)  (2,652,509)    92,295,148
Net Income                                      41,659,366             -0-            -0-           -0-          -0-    41,659,366
Common Stock Cash Dividends ($0.06) per share     (715,209)            -0-            -0-           -0-          -0-      (715,209)
Preferred Stock Dividends                       (1,317,830)            -0-            -0-           -0-          -0-    (1,317,830)
Issuance of Treasury Stock:
     401(k) Plan                                        -0-            -0-            -0-       29,305      310,703        491,524
     Directors' Stock Plan                              -0-            -0-            -0-       84,300      893,763        924,415
     Non-qualified Stock Plan                     (491,917)        74,100      1,015,254         1,500       15,900        548,834
Purchase of Class A Common Stock                        -0-       (30,750)      (582,567)           -0-          -0-      (582,567)
Issuance of Series B Preferred Stock                    -0-            -0-            -0-           -0-          -0-       509,384
Purchase of Series B Preferred Stock                    -0-            -0-            -0-           -0-          -0-    (7,609,384)
Income tax benefits relating to stock plans             -0-            -0-            -0-           -0-          -0-       499,189
                                              ------------   ------------   ------------  ------------  -----------   ------------
Balance at December 31, 1998                    45,737,601     (1,129,532)    (8,578,682)     (135,080)  (1,432,143)   126,702,870
Net Loss                                        (6,314,699)            -0-            -0-           -0-          -0-    (6,314,699)
Common Stock Cash Dividends ($0.08) per share   (1,027,322)            -0-            -0-           -0-          -0-    (1,027,322)
Preferred Stock Dividends                       (1,010,000)            -0-            -0-           -0-          -0-    (1,010,000)
Issuance of Treasury Stock:
     401(k) Plan                                        -0-            -0-            -0-       44,715      487,039        613,983
     Non-qualified Stock Plan                      (12,397)         2,250         32,397            -0-          -0-        20,000
Issuance of Class B Common Stock                        -0-            -0-            -0-           -0-          -0-    49,452,053
Purchase of Class B Common Stock                        -0-            -0-            -0-      (20,000)    (257,004)      (257,004)
Income tax benefits relating to stock plans             -0-            -0-            -0-           -0-          -0-         8,100
                                              ------------   ------------   ------------  ------------  -----------   ------------
Balance at December 31, 1999                   $37,373,183     (1,127,282)   $(8,546,285)     (110,365) $(1,202,108)  $168,187,981
                                              ============   ============   ============  ============  ===========   ============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                      1999                1998                1997
                                                                 -------------       -------------       ------------
OPERATING ACTIVITIES
     Net income (loss)                                           $  (6,314,699)      $  41,659,366       $ (1,402,458)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                12,855,449           9,690,757          7,800,217
        Amortization of intangible assets                           11,595,919           8,425,821          6,718,302
        Amortization of deferred loan costs                          1,253,277           1,097,952          1,083,303
        Amortization of program broadcast rights                     5,340,187           4,250,714          3,501,330
        Gain on disposition of television station                          -0-         (72,646,041)               -0-
        Valuation adjustments of goodwill and other assets                 -0-           2,073,913                -0-
        Payments for program broadcast rights                       (4,953,672)         (4,209,811)        (3,629,350)
        Supplemental employee benefits                                (206,372)           (252,611)          (196,057)
        Common Stock contributed to 401(K) Plan                        613,983             491,524            419,670
        Deferred income taxes                                       (2,738,500)         26,792,795          1,283,000
        (Gain) loss on asset sales                                    (114,063)            332,042            108,998
       Changes in operating assets and liabilities:
           Trade accounts receivable                                (2,865,849)           (302,905)          (369,675)
           Recoverable income taxes                                   (327,490)            406,749           (384,597)
           Inventories                                                 255,897            (344,393)          (101,077)
           Other current assets                                        106,829             342,674           (569,745)
           Trade accounts payable                                    1,734,641            (797,447)        (2,825,099)
           Employee compensation and benefits                         (260,827)          1,283,150         (2,848,092)
           Accrued expenses                                          1,147,105              79,644          1,279,164
           Accrued interest                                          3,625,775           1,074,768           (325,409)
           Deferred revenue                                             94,328             625,149            201,657
                                                                 -------------       -------------       ------------
Net cash provided by operating activities                           20,841,918          20,073,810          9,744,082

INVESTING ACTIVITIES
     Acquisition of television businesses                          (97,821,845)       (122,455,774)       (45,644,942)
     Acquisition of newspaper business                             (16,869,140)                -0-                -0-
     Disposition of television business                                    -0-          76,440,419                -0-
     Purchases of property and equipment                           (11,711,893)         (9,270,623)       (10,371,734)
     Proceeds from asset sales                                       1,722,932             318,697             24,885
     Deferred acquisition costs                                            -0-                 -0-            (89,056)
     Payments on purchase liabilities                                 (900,688)           (551,917)          (764,658)
     Other                                                          (1,199,090)            220,390           (652,907)
                                                                 -------------       -------------       ------------
Net cash used in investing activities                             (126,779,724)        (55,298,808)       (57,498,412)

FINANCING ACTIVITIES
     Proceeds from borrowings on long-term debt                    164,200,000          90,070,000         75,350,000
     Repayments of  borrowings on long-term debt                   (53,153,313)        (46,609,122)       (22,678,127)
     Deferred loan costs                                            (2,674,431)           (854,235)          (463,397)
     Dividends paid                                                 (2,304,823)         (1,642,709)        (1,428,045)
     Income tax benefit relating to stock plans                          8,100             499,189            837,000
     Proceeds from sale of Class A Common Stock                            -0-                 -0-            326,796
     Proceeds from sale of treasury shares                              20,000           1,473,249            581,834
     Purchase of Class A Common Stock                                      -0-            (582,567)        (3,455,475)
     Purchase of Class B Common Stock                                 (257,004)                -0-                -0-
     Redemption of Preferred Stock                                         -0-          (7,609,384)               -0-
                                                                 -------------       -------------       ------------
Net cash provided by financing activities                          105,838,529          34,744,421         49,070,586
                                                                 -------------       -------------       ------------
Increase (decrease) in cash and cash equivalents                       (99,277)           (480,577)         1,316,256
Cash and cash equivalents at beginning of year                       1,886,723           2,367,300          1,051,044
                                                                 -------------       -------------       ------------
Cash and cash equivalents at end of year                         $   1,787,446       $   1,886,723       $  2,367,300
                                                                 =============       =============       ============

See accompanying notes.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         The Company's operations, which are located in thirteen southern, southwestern and midwestern states, include thirteen television stations, four daily newspapers, a weekly advertising only publication, paging operations and a transportable satellite uplink business.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

         The Company recognizes revenue from three industries: broadcasting, publishing and paging. Broadcasting revenue is generated primarily from the sale of television advertising time. Publishing revenue is generated primarily from circulation and advertising revenue. Paging revenue results primarily from the sale of pagers and paging services. Advertising revenue is billed to the customer and recognized when the advertisement is aired or published. Gray bills its customers in advance for newspaper subscriptions and paging services and the related revenues are recognized over the period the service is provided on the straight-line basis. Revenue from the sale of pagers is recognized at the time of sale.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on deposit with banks. Deposits with banks are generally insured in limited amounts.

Inventories

         Inventories, principally newsprint and supplies, are stated at the lower of cost or market. The Company uses the last-in, first-out ("LIFO") method of determining costs for substantially all of its inventories. Current cost exceeded the LIFO value of inventories by approximately $-0- and $13,000 at December 31, 1999 and 1998, respectively.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

         Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Buildings, improvements and equipment are depreciated over estimated useful lives of approximately 35 years, 10 years and 5 years, respectively.

Deferred Loan Costs

         Loan acquisition costs are amortized over the life of the applicable indebtedness. As of December 31, 1999, loan acquisition costs for the $300.0 million senior bank loan agreement (the "Senior Credit Facility") and the Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes") are amortized over lives of 6 years and 10 years, respectively.

Intangible Assets

         Intangible assets are stated at cost and are amortized using the straight-line method. Goodwill, licenses and network affiliation agreements are amortized over 40 years. Non-compete agreements are amortized over the life of the specific agreement. Accumulated amortization of intangible assets resulting from business acquisitions was $31.6 million and $21.2 million as of December 31, 1999 and 1998, respectively.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Hedging Activities

         The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000, will provide a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedged criteria are included in earnings in the same period of the change. The Company plans to adopt SFAS No. 133 in the fiscal year ended December 31, 2001, but has not yet completed its analysis of the impact, if any, SFAS No. 133 may have on its consolidated financial statements.

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

Fair Value of Financial Instruments

         The estimated fair value of long-term debt at December 31, 1999 and 1998 exceeded book value by $5.6 million and $10.4 million, respectively. The fair value of the Preferred Stock at December 31, 1999 and 1998 approximates its carrying value at that date. Currently, the Company does not anticipate settlement of long-term debt or preferred stock at other than book value.

         The fair value of other financial instruments classified as current assets or liabilities approximates their carrying values due to the short-term maturities of these instruments.

Reclassifications

         Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the 1999 format.

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

Pending Acquisitions

         On January 28, 1999, Bull Run Corporation ("Bull Run"), a principal shareholder of the Company, acquired 301,119 shares of the outstanding common stock of Sarkes Tarzian, Inc. ("Tarzian") from the Estate of Mary Tarzian (the "Estate") for $10.0 million. The acquired shares (the "Tarzian Shares") represent 33.5% of the total outstanding common stock of Tarzian (both in terms of the number of shares

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Pending Acquisitions (Continued)

of common stock outstanding and in terms of voting rights), but such investment represents 73% of the equity of Tarzian for purposes of dividends as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian.

         On February 12, 1999, Tarzian filed a complaint against Bull Run and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate in the United States District Court for the Southern District of Indiana. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian Shares from the Estate prior to Bull Run's purchase of the shares, and requested judgment providing that the contract be enforced. On May 3, 1999, the action was dismissed without prejudice against Bull Run, leaving the Estate as the sole defendant.

         Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. The Chattanooga and Reno markets rank as the 84th and the 111th largest television markets in the United States, respectively, as ranked by Nielsen Media Research.

         The Company has an agreement with Bull Run, whereby the Company has the option of acquiring the Tarzian Shares from Bull Run for $10.0 million plus related costs. The Company has the ability to extend the option period in 30 day increments at a fee of $66,700 per extension and has extended this option period through June 30, 2000. In connection with the option agreement, the Company granted warrants to Bull Run to purchase up to 100,000 shares of the Company's Class B Common Stock at $13.625 per share. The warrants vest immediately upon the Company's exercise of its option to purchase the Tarzian Shares. The warrants expire 10 years following the date at which the Company exercises its option.

1999 Acquisitions

         On October 1, 1999, the Company completed its acquisition of all the outstanding capital stock of KWTX Broadcasting Company ("KWTX") and Brazos Broadcasting Company ("Brazos"), as well as the assets of KXII Broadcasters Ltd. ("KXII"). The Company acquired the capital stock of KWTX and Brazos in merger transactions with the shareholders of KWTX and Brazos receiving a combination of cash and the Company's Class B Common Stock for their shares. The Company acquired the assets of KXII in an all cash transaction. These transactions are referred to herein as the "Texas Acquisitions."

         KWTX operates CBS affiliate KWTX-TV located in Waco, Texas and Brazos operates KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas, each serving the Waco-Temple-Bryan, Texas television market. KXII operates KXII-TV, which is the CBS affiliate serving Sherman, Texas and Ada, Oklahoma.

         Aggregate consideration (net of cash acquired) paid in the Company's Class B Common Stock and cash was approximately $146.4 million which included a base purchase price of $139.0 million, transaction expenses of $2.8 million and certain net working capital adjustments (excluding cash) of $4.6 million. In addition to the amount paid, the Company assumed approximately $600,000 in liabilities in connection with the asset purchase of KXII. The Company funded the acquisitions by issuing 3,435,774 shares of the Company's Class B Common Stock (valued at $49.5 million) to the sellers, borrowing an additional $94.4 million under its Senior Credit Facility and using cash on hand of approximately $2.5 million. Based on the preliminary allocation of the purchase price, the excess of the purchase price over

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1999 Acquisitions (Continued)

the fair value of the net tangible assets was approximately $148.9 million. The Company paid Bull Run a fee of $1.39 million for advisory services performed for the Company in connection with the Texas Acquisitions (excluding a $300,000 advisory fee in connection with the Company's Senior Credit Facility agreement detailed in Note C). This fee was paid in full as of the acquisition date and included in the fee portion of the aggregate consideration for the Texas Acquisitions described above.

         On March 1, 1999, the Company acquired substantially all of the assets of The Goshen News from News Printing Company, Inc. and affiliates thereof, for aggregate cash consideration of approximately $16.7 million including a non-compete agreement (the "Goshen Acquisition"). Based on the preliminary allocation of the purchase price, the excess of the purchase price over the fair value of the net tangible assets was approximately $14.1 million. The Goshen News is currently an 18,000 circulation newspaper published Monday through Sunday and serves Goshen, Indiana and surrounding areas. The Company paid Bull Run a fee of $167,000 for services rendered in connection with the Goshen Acquisition. The Company financed the acquisition through borrowings under its Senior Credit Facility.

         Unaudited pro forma operating data for the years ended December 31 , 1999 and 1998 are presented below and assumes that the Texas Acquisitions, the Goshen Acquisition and the Busse-WALB Transactions (as defined in 1998 Acquisitions and Disposition) were completed on January 1, 1998. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the disposition of WALB.

         This unaudited pro forma operating data does not purport to represent the Company's actual results of operations had the Texas Acquisitions, the Goshen Acquisition and the Busse-WALB Transactions been completed on January 1, 1998, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Unaudited pro forma operating data for the years ended December 31, 1999 and 1998, are as follows (in thousands, except per common share data):

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999            1998
                                                       ---------       ---------
                                                              (UNAUDITED)
Revenues, net                                          $ 162,038       $ 161,544
                                                       =========       =========

Net loss available to common stockholders              $ (10,921)      $ (11,458)
                                                       =========       =========

 Loss per share available to common stockholders:
    Basic and diluted                                  $   (0.71)      $   (0.75)
                                                       =========       =========

         The pro forma results presented above include adjustments to reflect
(i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments. Average outstanding shares used to calculate pro forma earnings per share data for 1999 and 1998 include the 3,435,774 shares of Class B Common Stock issued in connection with the Texas Acquisitions.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1998 Acquisitions and Disposition

         On July 31, 1998, the Company completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation ("Busse"). The purchase price was approximately $126.6 million, less the accreted value of Busse's 11 5/8 % Senior Secured Notes due 2000 (the "Busse Senior Notes"). The purchase price of the capital stock consisted of the contractual purchase price of $112.0 million, associated transaction costs of $3.9 million, acquisition costs associated with the Busse Senior Notes of $5.1 million and Busse's cash and cash equivalents of $5.6 million. Immediately following the acquisition of Busse, the Company exercised its right to satisfy and discharge the Busse Senior Notes, effectively prefunding the Busse Senior Notes at the October 15, 1998 call price of 106 plus accrued interest. The amount necessary to satisfy and discharge the Busse Senior Notes was approximately $69.9 million. Based on the final allocation of the purchase price, the excess of the purchase price over the fair value of net tangible assets acquired was approximately $121.6 million.

         Immediately prior to the Company's acquisition of Busse, Cosmos Broadcasting Corporation acquired the assets of WEAU-TV ("WEAU") from Busse and exchanged them for the assets of WALB-TV, Inc. ("WALB"), the Company's NBC affiliate in Albany, Georgia. In exchange for the assets of WALB, the Company received the assets of WEAU, which were valued at $66.0 million, and approximately $12.0 million in cash for a total value of $78.0 million. The Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the exchange of WALB. The Company funded the remaining costs of the acquisition of Busse's capital stock through borrowings under the Company's Senior Credit Facility.

         As a result of these transactions, the Company added the following television stations to its existing broadcast group: KOLN-TV ("KOLN"), the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV ("KGIN"), the CBS affiliate serving Grand Island, Nebraska; and WEAU, an NBC affiliate serving the La Crosse-Eau Claire, Wisconsin market. These transactions also satisfied the Federal Communication Commission's (the "FCC") requirement for the Company to divest itself of WALB. The transactions described above are referred to herein as the "Busse-WALB Transactions."

         The Company paid Bull Run a fee of approximately $2.0 million for services performed in connection with the Busse-WALB Transactions.

         Unaudited pro forma operating data for the years ended December 31 , 1998 and 1997 are presented below and assumes that the Busse-WALB Transactions and the 1997 Broadcasting Acquisitions (as defined in 1997 Acquisitions) were completed on January 1, 1997. The above described unaudited pro forma operating data excludes a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million in connection with the disposition of WALB.

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

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

1998 Acquisitions and Disposition (Continued)

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          1998           1997
                                                       ---------       ---------
                                                              (UNAUDITED)
Revenues, net                                          $ 133,661       $ 117,981
                                                       =========       =========

Net loss available to common stockholders              $  (4,562)      $  (6,647)
                                                       =========       =========

Loss per share available to common stockholders:
   Basic and diluted                                   $   (0.38)      $   (0.56)
                                                       =========       =========

         The pro forma results presented above include adjustments to reflect
(i) the incurrence of interest expense to fund the respective acquisitions, (ii) depreciation and amortization of assets acquired, (iii) the elimination of the corporate expense allocation net of additional accounting and administrative expenses and (iv) the income tax effect of such pro forma adjustments.

1997 Acquisitions

         On August 1, 1997, the Company purchased the assets of WITN-TV ("WITN"). The purchase price of approximately $41.7 million consisted of $40.7 million cash, $600,000 in acquisition related costs, and approximately $400,000 in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $37.4 million. The Company funded the costs of this acquisition through its Senior Credit Facility. WITN operates on Channel 7 and is the NBC affiliate in the Greenville-New Bern-Washington, North Carolina market. In connection with the purchase of the assets of WITN ("WITN Acquisition"), the Company paid Bull Run a fee of $400,000 for services performed in connection with the WITN Acquisition.

         On April 24, 1997, the Company acquired all of the issued and outstanding common stock of GulfLink Communications, Inc. ("GulfLink") of Baton Rouge, Louisiana. The GulfLink operations included nine transportable satellite uplink trucks. The purchase price of approximately $5.2 million consisted of $4.1 million cash, $127,000 in acquisition related costs, and approximately $1.0 million in liabilities which were assumed by the Company. The excess of the purchase price over the fair value of net tangible assets acquired was approximately $3.6 million. The Company funded the costs of this acquisition through its Senior Credit Facility. In connection with the purchase of the common stock of GulfLink Communications, Inc. (the "GulfLink Acquisition"), the Company paid Bull Run a fee equal to $58,000 for services performed. The WITN Acquisition and the GulfLink Acquisition are hereinafter referred to as the "1997 Broadcasting Acquisitions."

Resolution of WJHG-TV Divestiture Requirements

         The FCC ordered the Company to divest itself of WJHG-TV, its NBC affiliate in Panama City, FL, to comply with regulations governing common ownership of television stations with overlapping service areas. However, the FCC has revised its rules and it no longer requires the Company to divest itself of WJHG-TV.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.  LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1999            1998
                                                       ---------       ---------
Senior Credit Facility                                 $ 221,000       $ 109,500
10 5/8 % Senior Subordinated Notes due 2006              160,000         160,000
Other                                                        702           1,155
                                                       ---------       ---------
                                                         381,702         270,655
Less current portion                                        (316)           (430)
                                                       ---------       ---------
                                                       $ 381,386       $ 270,225
                                                       =========       =========

         On October 1, 1999 and in connection with the Texas Acquisitions, the Senior Credit Facility was amended to provide borrowings up to $300.0 million. Prior to the amendment, the Senior Credit Facility consisted of a $100.0 million revolving commitment (the "Revolving Commitment") and a $100.0 million term loan commitment ("Term Loan A Commitment"). The increase in committed available credit was effected by the addition of a second $100.0 million term loan commitment ("Term Loan B Commitment").

         Under the Senior Credit Facility, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a premium or at an interest rate equal to the lender's prime rate ("Prime") plus a premium. As a result of the amendment, the interest rates payable by the Company for funds borrowed under the Revolving Commitment and Term Loan A Commitment increased as follows: the premium over Prime increased from a range of 0.0% to 0.5% to a range of 0.0% to 1.75% and the premium over LIBOR increased from a range of 0.75% to 2.25% to a range of 1.25% to 3.0%. Under the new Term Loan B Commitment, funds can be borrowed at Prime plus 1.75% to 2.0% and/or LIBOR plus 3.0% to 3.25%. The premium above Prime and/or LIBOR payable by the Company will be determined by the Company's operating leverage ratio that is calculated quarterly.

         In connection with the amendment to the Senior Credit Facility, the Company paid approximately $2.6 million in additional financing costs. Included in these financing costs is a $300,000 fee that the Company paid to Bull Run for advisory services performed in connection with arranging the $100.0 million Term Loan B Commitment.

         At December 31, 1999, the Company had approximately $221.0 million borrowed under the Senior Credit Facility with approximately $76.5 million available under the agreement. Also as of December 31, 1999, the Company was incurring interest at a rate of Prime plus 1.125% and/or LIBOR plus 2.375% for funds borrowed under the Revolving Commitment and the Term Loan A Commitment. For funds borrowed under the Term Loan B Commitment, the Company was incurring interest at Prime plus 2.0% and/or LIBOR plus 3.25%. The effective interest rate on the Senior Credit Facility at December 31, 1999 and 1998 was 8.9% and 7.1%, respectively. The Company is charged a commitment fee on the excess of the aggregate average daily available credit limit less the amount outstanding. At December 31, 1999, the commitment fee was 0.50% per annum.

         The maturity schedule for the Revolving Commitment and the Term Loan A Commitment did not change as a result of the amendment to the Senior Credit Facility. As of December 31, 1999, the Company had $23.5 million borrowed under the Revolving Commitment and the $100.0 million credit limit will automatically reduce as follows: 10% in 2000, 15% in 2001, 15% in 2002, 20% in 2003, 25% in
2004 and 15% in 2005. As of December 31, 1999, the Company had $97.5 million borrowed under the

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.  LONG-TERM DEBT (CONTINUED)

Term Loan A Commitment. The principal amount outstanding under the Term Loan A Commitment became fixed, and no further borrowings can be made thereunder, on December 30, 1999 and must be paid as follows: $10.0 million in 2000, $10.0 million in 2001, $17.5 million in 2002, $17.5 million in 2003, $21.2 million in 2004 and $21.3 million in 2005. The principal amount outstanding under the newly established Term Loan B Commitment will become fixed, and no further borrowings can be made thereunder, on March 30, 2001 and must be paid as follows: 1.0% in 2001, 1.0% in 2002, 1.0% in 2003, 1.0% in 2004 and 96.0% in 2005.

         The agreement pursuant to which the Senior Credit Facility was issued contains certain restrictive provisions, which, among other things, limit additional indebtedness and require minimum levels of cash flows. The Senior Subordinated Notes also contain similar restrictive provisions as well as limitations on restricted payments.

         On September 20, 1996, the Company sold $160.0 million principal amount of the Company's Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option after October 1, 2001. If the Senior Subordinated Notes are redeemed during the twelve-month period beginning on October 1 of the years indicated below, they will be redeemed at the redemption prices set forth below, plus accrued and unpaid interest to the date fixed for redemption.

                                PERCENTAGE OF THE PRINCIPAL AMOUNT
        YEAR                                 OUTSTANDING
-----------------------         ----------------------------------
2001                                        105.3125%
2002                                        103.5410%
2003                                        101.7710%
2004 and thereafter                         100.0000%

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

         The Company is a holding company with no material independent assets or operations, other than its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Subsidiary Guarantors are, directly or indirectly, wholly owned subsidiaries of the Company and the Subsidiary Guarantees are full, unconditional and joint and several. All of the current and future direct and indirect subsidiaries of the Company will be guarantors of the Senior Subordinated Notes. Accordingly, separate financial statements and other disclosures of each of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors. The Senior Credit Facility is secured by substantially all of the Company's existing and hereafter acquired assets.

         The Company has entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding debt. The agreement involves the exchange of an amount based on a variable interest rate for an amount based on a fixed interest rate over the life of the agreement without an

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C: LONG-TERM DEBT (CONTINUED)

exchange of the notional amount upon which the payments are based. The Company specifically designates this interest rate swap as a hedge of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

         The interest rate swap agreement converts $40.0 million of the Company's floating rate debt under the Senior Credit Facility to a fixed rate basis at a rate of 6.155%. The interest rate swap agreement was effective on October 6, 1999 and will terminate on October 6, 2001. However, the bank providing the interest rate swap agreement may at its option extend the termination date to October 6, 2002.

         Aggregate minimum principal maturities on long-term debt as of December 31, 1999, were as follows (in thousands):

                    YEAR                MINIMUM PRINCIPAL MATURITIES
             -------------------      --------------------------------
                    2000                        $      316
                    2001                               200
                    2002                             3,062
                    2003                            38,567
                    2004                            47,307
                  Thereafter                       292,250
                                                ----------
                                                $  381,702
                                                ==========

         The Company made interest payments of approximately $26.1 million, $22.9 million, and $21.3 million during 1999, 1998 and 1997, respectively.

D.  SUPPLEMENTAL EMPLOYEE BENEFITS AND OTHER AGREEMENTS

         The Company has entered into supplemental retirement benefit and other agreements with certain key employees. These benefits are to be paid primarily in equal monthly amounts over the employees' life for a period not to exceed 15 years after retirement. The Company charges against operations amounts sufficient to fund the present value of the estimated lifetime supplemental benefit over each employee's anticipated remaining period of employment.

         The following summarizes activity relative to certain officers' agreements and the supplemental employee benefits (in thousands):

                                   YEAR ENDED DECEMBER 31,
                             -----------------------------------
                               1999          1998          1997
                             -------       -------       -------
Beginning liability          $ 1,443       $ 1,526       $ 3,158
Net expense                      136           119           161
Payments                        (178)         (202)       (1,793)
                             -------       -------       -------
Ending liability               1,401         1,443         1,526
Less current portion            (480)         (315)         (365)
                             -------       -------       -------
                             $   921       $ 1,128       $ 1,161
                             =======       =======       =======

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E. STOCKHOLDERS' EQUITY

         The Company is authorized to issue 50,000,000 shares of all classes of stock, of which, 15,000,000 shares are designated Class A Common Stock, 15,000,000 shares are designated Class B Common Stock, and 20,000,000 shares are designated "blank check" preferred stock for which the Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of the Company's Class A and Class B Common Stock are identical, except that the Class A Common Stock has 10 votes per share and the Class B Common Stock has one vote per share. The Class A and Class B Common Stock receive cash dividends on an equal per share basis.

         The Series A Preferred stock includes detachable warrants issued to Bull Run to purchase 731,250 shares of Class B Common Stock for $11.92 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing January 3, 1997, providing the Series A Preferred Stock remains outstanding. The Series A Preferred Stock is issued to Bull Run. The holder of the Series A Preferred Stock will receive cash dividends at an annual rate of $800 per share. The liquidation or redemption price of the Series A Preferred Stock is $10,000 per share.

         The Series B Preferred Stock includes warrants to purchase an aggregate of 750,000 shares of Class A Common Stock at an exercise price of $16.00 per share. Of these warrants 450,000 vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing on September 24, 1997. The shares of Series B Preferred Stock were issued to Bull Run and to J. Mack Robinson, Chairman of the Board of Bull Run and President and Chief Executive Officer of the Company, and certain of his affiliates. The Company obtained a written opinion from an investment banker as to the fairness of the terms of the sale of such Series B Preferred Stock with warrants. The holders of the Series B Preferred Stock will receive dividends at an annual rate of $600 per share, except the Company at its option may pay these dividends in cash or in additional shares. The liquidation or redemption price of the Series B Preferred Stock is $10,000 per share. In August 1998 and September 1997, the Company issued 50.9 shares and 60.0 shares of Series B Preferred Stock, respectively, as payment of dividends to the holders of its then outstanding Series B Preferred Stock. During 1998, the Company redeemed 760.9 shares of Series B Preferred Stock at a cost of $7.6 million. During 1999, the Company has not issued any shares of Series B Preferred Stock as dividends nor have any of the shares of Series B Preferred Stock been redeemed.

         The Company is authorized by its Board of Directors to purchase up to two million shares of the Company's Class A or Class B Common Stock to either be retired or reissued in connection with the Company's benefit plans, including the Capital Accumulation Plan and the Incentive Plan. During 1999, 1998 and 1997, the Company purchased 20,000 shares of its Class B Common Stock, 30,750 shares of its Class A Common Stock and 259,350 shares of its Class A Common Stock, respectively, under this authorization. The 1999, 1998 and 1997 treasury shares were purchased at prevailing market prices with an average effective price of $12.85, $18.95 and $13.33 per share, respectively, and were funded from the Company's operating cash flow.

F.   LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.       LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

         The Company has a long-term incentive plan (the "Incentive Plan") that was amended by the Company's shareholders during 1999. The amendment increased the aggregate number of shares of the Company's common stock subject to awards under the Incentive Plan to 1.9 million from 900,000. As a result of this amendment, the Incentive Plan has 300,000 shares of the Company's Class A Common Stock and 1.6 million shares of the Company's Class B Common Stock reserved for grants to key personnel for (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock and (v) performance awards, as defined by the Incentive Plan. Shares of Common Stock underlying outstanding options or performance awards are counted against the Incentive Plan's maximum shares while such options or awards are outstanding. Under the Incentive Plan, the options granted typically vest after a two year period and expire three years after full vesting. Options granted through December 31, 1999, have been granted at a price which approximates fair market value on the date of the grant. On December 11, 1998, the Company repriced certain Class B Common Stock grants made under the Incentive Plan, at a price which approximated the market price of the Class B Common Stock on that day.

         The Company also has a Stock Purchase Plan which grants outside directors up to 7,500 shares of the Company's Class B Common Stock. Under this Stock Purchase Plan, the options granted vest at the beginning of the upcoming calendar year and expire at the end of January following that calendar year.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.04%, 4.57% and 5.82%; dividend yields of 0.63%, 0.55% and 0. 32%; volatility factors of the expected market price of the Company's Class A or Class B Common Stock of 0.27, 0.28 and 0.28; and a weighted-average expected life of the options of 4.0, 4.0 and 4.5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per common share data):

                                                                  YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999        1998      1997
                                                              --------    --------  --------
Pro forma income (loss) available to common stockholders      $ (8,329)   $39,523   $(3,174)
Pro forma income (loss) per common share:
     Basic                                                    $  (0.65)   $  3.31   $  0.27)
     Diluted                                                  $  (0.65)   $  3.20   $ (0.27)

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

         A summary of the Company's stock option activity for Class A Common Stock, and related information for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands, except weighted average data):

                                                                       YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                                     1999                      1998                   1997
                                            --------------------------- ---------------------- ----------------------
                                                             WEIGHTED               WEIGHTED                WEIGHTED
                                                              AVERAGE                AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE                EXERCISE
                                              OPTIONS          PRICE     OPTIONS      PRICE     OPTIONS       PRICE
                                             ---------     ------------ --------- ------------ ---------   ----------
Stock options outstanding -
     beginning of year                             36          $13.71         92      $ 7.43         297      $ 8.74
     Options granted                               -0-                        19       17.81          -0-
     Options exercised                             (2)           8.89        (74)       7.08        (127)       7.17
     Options forfeited                             -0-                        (1)       8.89          -0-
     Options expired                               -0-                        -0-                    (78)      12.83
                                             --------                   --------               ---------
Stock options outstanding - end of year            34          $14.04         36      $13.71          92      $ 7.43
                                             ========                   ========               =========
Exercisable at end of year                         14          $ 8.89         16      $ 8.89          92      $ 7.43

Weighted-average fair value of
     options granted during the year                                                  $ 5.59

         Exercise prices for Class A Common Stock options outstanding as of December 31, 1999, ranged from $8.89 to $17.81 for the Incentive Plan. The weighted-average remaining contractual life of the Class A Common Stock options outstanding for the Incentive Plan is 2.4 years.

      A summary of the Company's stock option activity for Class B Common Stock, and related information for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands, except weighted average data):

                                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                        1999                   1998                    1997
                                                ----------------------  ----------------------  --------------------
                                                              WEIGHTED               WEIGHTED              WEIGHTED
                                                              AVERAGE                AVERAGE               AVERAGE
                                                              EXERCISE               EXERCISE              EXERCISE
                                                 OPTIONS       PRICE     OPTIONS      PRICE      OPTIONS    PRICE
                                                ---------   ----------- ---------  -----------  --------- ----------
Stock options outstanding -
     beginning of year                               659       $14.36      630        $15.80       102       $10.58
     Options granted                                 241        12.85      589         14.43       528        16.80
     Options exercised                                -0-                  (86)        11.05        -0-
     Options forfeited                               (18)       14.41     (474)        16.95        -0-
     Options expired                                 (62)       16.13       -0-                     -0-
                                                --------                ------                 -------
Stock options outstanding - end of year              820       $13.78      659        $14.36       630       $15.80
                                                ========                ======                 =======

Exercisable at end of year                           449       $14.20       84        $14.65        79       $10.58

Weighted-average fair value of
     options granted during the year                           $ 3.67                 $ 3.95                 $ 5.40

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.  LONG-TERM INCENTIVE PLAN AND STOCK PURCHASE PLAN (CONTINUED)

         Exercise prices for Class B Common Stock options outstanding as of December 31, 1999, ranged from $10.58 to $14.50 for the Incentive Plan and $12.75 to $14.00 for the Stock Purchase Plan. The weighted-average remaining contractual life of the Class B Common Stock options outstanding for the Incentive Plan and Stock Purchase Plan is 3.4 and 0.6 years, respectively.

G.   INCOME TAXES

         The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Federal and state income tax expense (benefit) included in the consolidated financial statements are summarized as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                         1999          1998          1997
                                                       --------      --------       --------
Current
    Federal                                            $      6      $    414       $ (1,620)
    State and local                                         423           937            577
Deferred                                                 (2,739)       26,793          1,283
                                                       --------      --------       --------
                                                       $ (2,310)     $ 28,144       $    240
                                                       ========      ========       ========

         The total provision for income taxes for 1998 included a deferred tax charge of $28.3 million which related to the exchange of WALB's assets for the assets of WEAU. For income tax purposes, the gain on the exchange of WALB qualified for deferred capital gains treatment under the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code of 1986.

         Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                             DECEMBER 31,
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
Deferred tax liabilities:
     Net book value of property and equipment          $ 13,036       $  6,597
     Goodwill and other intangibles                      75,487         45,546
     Other                                                  122            122
                                                       --------       --------
            Total deferred tax liabilities               88,645         52,265

Deferred tax assets:
     Liability under supplemental retirement plan           517            528
     Allowance for doubtful accounts                        383            465
     Difference in basis of assets held for sale          1,106          1,106
     Federal operating loss carryforwards                 9,251          3,825
     State and local operating loss carryforwards         2,959          2,534
     Other                                                  242            457
                                                       --------       --------
            Total deferred tax assets                    14,458          8,915
     Valuation allowance for deferred tax assets         (1,203)          (798)
                                                       --------       --------
            Net deferred tax assets                      13,255          8,117
                                                       --------       --------

Deferred tax liabilities, net                          $ 75,390       $ 44,148
                                                       ========       ========

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.       INCOME TAXES (CONTINUED)

         Approximately $32.4 million in federal operating loss carryforwards will expire by the year ended December 31, 2019. Additionally, the Company has approximately $82.9 million in state operating loss carryforwards.

         A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows (in thousands):


                                                                               YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                       1999               1998            1997
                                                                     --------           --------         ------
         Statutory rate applied to income (loss)                     $ (2,932)          $ 24,431         $ (395)
         State and local taxes, net of federal tax benefits               296              3,472            572
         Other items, net                                                 326                241             63
                                                                     --------           --------         ------
                                                                     $ (2,310)          $ 28,144         $  240
                                                                     ========           ========         ======

         The Company made income tax payments of approximately $800,000, $1.5 million and $275,000 during 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Company had current recoverable income taxes of approximately $2.1 million and $1.7 million, respectively.

H.       RETIREMENT PLANS

Pension Plan

         The Company has a retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and the employees' highest average compensation for five consecutive years during the last ten years of employment. The Company's funding policy is to contribute annually the minimum amount deductible for federal income tax purposes.

         The following summarizes the plan's funded status and related assumptions (dollars in thousands):


                                                                                         DECEMBER 31,
                                                                                  --------------------------
                                                                                    1999              1998
                                                                                  --------          --------
         CHANGE IN BENEFIT OBLIGATION:
             Benefit obligation at beginning of year                              $  8,322          $  7,053
             Service cost                                                              750               616
             Interest cost                                                             529               496
             Actuarial (gains) losses                                                 (203)              203
             Change in benefit obligation due to change in discount rate               -0-               303
             Benefits paid                                                            (447)             (349)
                                                                                  --------          --------
             Benefit obligation at end of year                                    $  8,951          $  8,322
                                                                                  ========          ========

         CHANGE IN PLAN ASSETS:
             Fair value of plan assets at beginning of year                       $  7,407          $  6,926
             Actual return on plan assets                                              516               618
             Company contributions                                                     583               212
             Benefits paid                                                            (447)             (349)
                                                                                  --------          --------
             Fair value of plan assets at end of year                             $  8,059          $  7,407
                                                                                  ========          ========

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.       RETIREMENT PLANS (CONTINUED)

Pension Plan (Continued)

                                                                                                     DECEMBER 31,
                                                                                                 -------------------
                                                                                                   1999         1998
                                                                                                 ------       ------
         COMPONENTS OF ACCRUED BENEFIT COSTS:
             Underfunded status of the plan                                                      $ (891)      $ (915)
             Unrecognized net actuarial loss                                                         94          297
             Unrecognized net transition amount                                                    (134)        (188)
             Unrecognized prior service cost                                                         (3)          (3)
                                                                                                 ------       ------
             Accrued benefit cost                                                                $ (934)      $ (809)
                                                                                                 ======       ======

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
             Discount rate                                                                          6.8%         6.8%
             Expected long-term rate of return on plan assets                                       6.8%         6.8%
             Estimated rate of increase in compensation levels                                      5.0%         5.0%

         The net periodic pension cost includes the following components (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                      1999        1998        1997
                                                                                     ------      ------      ------
         COMPONENTS OF NET PERIODIC PENSION COST:
             Service cost                                                            $  750      $  616      $  429
             Interest cost                                                              529         496         443
             Expected return on plan assets                                            (516)       (475)       (433)
             Amortization of prior service cost                                          (1)         (1)         (1)
             Amortization of transition (asset) or obligation                           (54)        (54)        (54)
                                                                                     ------      ------      ------
             Pension cost                                                            $  708      $  582      $  384
                                                                                     ======      ======      ======

Capital Accumulation Plan

         The Gray Communications Systems, Inc. Capital Accumulation Plan (the "Capital Accumulation Plan") provides additional retirement benefits for substantially all employees. The Capital Accumulation Plan is intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986.

         The Capital Accumulation Plan allows an investment option in the Company's Class B Common Stock and allows for the Company's percentage match to be made by a contribution of the Company's Class B Common Stock. The Company reserved 300,000 shares of the Company's Class B Common Stock for issuance under the Capital Accumulation Plan.

         Employee contributions to the Capital Accumulation Plan, not to exceed 6% of the employees' gross pay, are matched by Company contributions. Since 1997, the Company's percentage match has been made by a contribution of the Company's Class B Common Stock. The Company's percentage match amount is declared by the Company's Board of Directors before the beginning of each plan year. The Company's percentage match was 50% for the three years ended December 31, 1999. The Company contributions vest, based upon each employee's number of years of service, over a period not to exceed five years.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.       RETIREMENT PLANS (CONTINUED)

         Company matching contributions aggregating $613,983, $491,524 and $419,670 were charged to expense for 1999, 1998 and 1997, respectively, for the issuance of 44,715, 29,305 and 31,311 shares of Class B Common Stock, respectively.

I.       COMMITMENTS AND CONTINGENCIES

         The Company has various operating lease commitments for equipment, land and office space. The Company also has commitments for various television film exhibition rights and for high definition television ("HDTV") equipment. The license periods for the film exhibition rights had not yet commenced nor had the HDTV equipment been delivered as of December 31, 1999. Rent expense resulting from operating leases for the years ended December 31, 1999, 1998 and 1997 were $1.8 million, $1.8 million and $1.4 million, respectively. Future minimum payments under operating leases with initial or remaining noncancelable lease terms in excess of one year, obligations under film exhibition rights for which the license period had not yet commenced and commitments for HDTV equipment are as follows (in thousands):


                                      HDTV
            YEAR                    EQUIPMENT          LEASE             FILM            TOTAL
            ----                    ---------         -------          ---------        -------
            2000                     $   -0-          $ 1,094          $ 2,382          $ 3,476
            2001                       1,218              827            4,618            6,663
            2002                         -0-              523            3,977            4,500
            2003                         -0-              329            2,468            2,797
            2004                         -0-              178            2,389            2,567
         Thereafter                      -0-            1,302            1,690            2,992
                                     -------          -------          -------          -------
                                     $ 1,218          $ 4,253          $17,524          $22,995
                                     =======          =======          =======          =======

         The Company has also acquired certain collegiate broadcast rights for sporting events through a five-year marketing agreement commencing April 1, 2000. The Company's annual obligation will be determined, in part, by the number of events broadcast under the agreement; however, the Company's obligation will not exceed $2.2 million annually.

         The Company is subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.       INFORMATION ON BUSINESS SEGMENTS

         The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates thirteen television stations located in the southern, southwestern and midwestern United States. The publishing segment operates four daily newspapers in four different markets located in Georgia and Indiana, and an area weekly advertising only publication in Georgia. The paging operations are located in Florida, Georgia, and Alabama. The following tables present certain financial information concerning the Company's three operating segments (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999              1998              1997
                                                                    --------          --------          --------
                                                                                   (IN THOUSANDS)
         Operating revenues:
              Broadcasting                                          $ 97,015          $ 91,007          $ 72,300
              Publishing                                              37,808            29,330            24,536
              Paging                                                   9,130             8,553             6,712
                                                                    --------          --------          --------
                                                                    $143,953          $128,890          $103,548
                                                                    ========          ========          ========




                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999              1998              1997
                                                                    --------          --------          --------
                                                                                   (IN THOUSANDS)
         Operating income:
               Broadcasting(1)                                      $ 15,763          $ 21,113          $ 17,509
               Publishing                                              5,792             2,867             2,206
               Paging                                                    505               947             1,015
                                                                    --------          --------          --------
         Total operating income(1)                                    22,060            24,927            20,730
         Gain on exchange of television station                          -0-            72,646               -0-
         Valuation adjustment of goodwill and other assets               -0-            (2,074)              -0-
         Miscellaneous income and (expense), net                         336              (242)              (31)
         Interest expense                                            (31,021)          (25,454)          (21,861)
                                                                    --------          --------          --------
         Income (loss) before income taxes                          $ (8,625)         $ 69,803          $ (1,162)
                                                                    ========          ========          ========

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.       INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

         Operating income is total operating revenue less operating expenses, excluding gain on exchange of television station, valuation adjustment of goodwill and other assets, miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.


                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999              1998              1997
                                                                    --------          --------          --------
                                                                                   (IN THOUSANDS)
         Depreciation and amortization expense:
              Broadcasting                                          $ 20,199          $ 14,713          $ 11,024
              Publishing                                               2,302             1,554             1,973
              Paging                                                   1,848             1,773             1,480
                                                                    --------          --------          --------
                                                                      24,349            18,040            14,477
              Corporate                                                  102                77                42
                                                                    --------          --------          --------
         Total depreciation and amortization expense                $ 24,451          $ 18,117          $ 14,519
                                                                    ========          ========          ========

         Media cash flow:
              Broadcasting                                          $ 39,207          $ 38,446          $ 30,519
              Publishing                                               9,130             5,214             4,856
              Paging                                                   2,607             2,964             2,686
                                                                    --------          --------          --------
                                                                    $ 50,944          $ 46,624          $ 38,061
                                                                    ========          ========          ========

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.       INFORMATION ON BUSINESS SEGMENTS (CONTINUED)


                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999              1998              1997
                                                                    --------          --------          --------
                                                                                   (IN THOUSANDS)
         Media cash flow reconciliation:
              Operating income(1)                                   $ 22,060          $ 24,927          $ 20,730
              Add:
              Amortization of program license rights                   5,340             4,251             3,501
              Depreciation and amortization                           24,451            18,117            14,519
              Corporate overhead                                       3,448             3,063             2,528
              Non-cash compensation and contribution to 401(k)
                   Plan, paid in Common Stock                            599               476               412
              Less:
              Payments for program license liabilities                (4,954)           (4,210)           (3,629)
                                                                    --------          --------          --------
                                                                    $ 50,944          $ 46,624          $ 38,061
                                                                    ========          ========          ========

         Capital expenditures:
              Broadcasting                                          $  9,152          $  6,718          $  5,000
              Publishing                                                 967               934             4,235
              Paging                                                   1,029             1,461               975
                                                                    --------          --------          --------
                                                                      11,148             9,113            10,210
              Corporate                                                  564               158               162
                                                                    --------          --------          --------
         Total capital expenditures                                 $ 11,712          $  9,271          $ 10,372
                                                                    ========          ========          ========


                                                                                    DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999              1998              1997
                                                                    --------          --------          --------
                                                                                  (IN THOUSANDS)
         Identifiable assets:
              Broadcasting                                          $584,694          $410,039          $287,254
              Publishing                                              34,584            17,196            19,818
              Paging                                                  23,822            25,563            23,950
                                                                    --------          --------          --------
                                                                     643,100           452,798           331,022
              Corporate                                               15,057            16,176            14,029
                                                                    --------          --------          --------
         Total identifiable assets                                  $658,157          $468,974          $345,051
                                                                    ========          ========          ========

(1) Operating income excludes gain on exchange of television station of $72.6 million recognized for the exchange of WALB and valuation adjustments of goodwill and other assets of $2.1 million in 1998.

                       GRAY COMMUNICATIONS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                    FISCAL QUARTERS
                                                           -----------------------------------------------------------------
                                                             FIRST             SECOND              THIRD             FOURTH
                                                           --------           --------           --------           --------
                                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999:
Operating revenues                                         $ 31,392           $ 35,029           $ 33,530           $ 44,002
Operating income                                              4,333              5,661              4,290              7,776
Net income (loss)                                            (1,560)            (1,080)            (1,968)            (1,707)
Net income (loss) available to common stockholders           (1,813)            (1,333)            (2,220)            (1,959)
Basic income (loss) per share                                 (0.15)             (0.11)             (0.19)             (0.13)
Diluted income (loss) per share                            $  (0.15)          $  (0.11)          $  (0.19)          $  (0.13)

YEAR ENDED DECEMBER 31, 1998:
Operating revenues                                         $ 27,982           $ 32,061           $ 31,845           $ 37,002
Operating income(1)                                           4,868              7,210              5,020              7,829
Net income (loss)                                            (1,483)               837             41,830                475
Net income (loss) available to common stockholders           (1,842)               478             41,484                221
Basic income (loss) per share                                 (0.16)              0.04               3.48               0.02
Diluted income (loss) per share                            $  (0.16)          $   0.04           $   3.31           $   0.02

(1) Operating income excludes $72.6 million gain on exchange of television station recognized from the disposition of WALB and valuation adjustments of goodwill and other assets of $2.1 million in 1998.

         Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

         The Company completed the Goshen Acquisition and the Texas Acquisitions in the first and fourth quarters, respectively, of 1999. The Company also completed the Busse-WALB Transactions in the third quarter of 1998. As a result of the exchange of WALB for WEAU in 1998, the Company recognized a pre-tax gain of approximately $72.6 million and estimated deferred income taxes of approximately $28.3 million. See Note B for further discussion of these transactions.

         On August 20, 1998, the Board of Directors declared a 50% stock dividend, payable on September 30, 1998, to stockholders of record of the Class A Common Stock and Class B Common Stock on September 16, 1998. This stock dividend effected a three for two stock split. All applicable share and per share data have been adjusted to give effect to the stock split.

                         REPORT OF INDEPENDENT AUDITORS

         We have audited the consolidated financial statements of Gray Communications Systems, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 31, 2000

                        GRAY COMMUNICATIONS SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             COL. A                        COL. B                       COL. C                    COL. D              COL. E
-------------------------------          ----------          ----------------------------      -------------        ----------
                                                                      ADDITIONS
                                                             ----------------------------
                                         BALANCE AT          CHARGED TO       CHARGED TO                            BALANCE AT
                                          BEGINNING           COSTS AND         OTHER                                 END OF
DESCRIPTION                               OF PERIOD           EXPENSES        ACCOUNTS(2)      DEDUCTIONS(1)          PERIOD
-----------                              ----------          ----------       -----------      -------------        ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts          $1,212,000          $  629,000        $ 220,000        $1,053,000          $1,008,000

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts          $1,253,000          $  831,000        $  61,000        $  933,000          $1,212,000

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts          $1,450,000          $  188,000        $  31,000        $  416,000          $1,253,000

---------------------

(1)      Deductions are write-offs of amounts not considered collectible.

(2)      Represents amounts recorded in connection with acquisitions.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 JUNE 30,
                                                                                   2000
                                                                              -------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                $   1,460,741
     Trade accounts receivable, less allowance for doubtful accounts
         of $813,000                                                             28,395,640
     Recoverable income taxes                                                     1,906,025
     Inventories                                                                  1,259,847
     Current portion of program broadcast rights                                  1,515,230
     Other current assets                                                         1,052,244
                                                                              -------------
Total current assets                                                             35,589,727

PROPERTY AND EQUIPMENT:
     Land                                                                         4,985,121
     Buildings and improvements                                                  16,544,046
     Equipment                                                                  103,914,610
                                                                              -------------
                                                                                125,443,777
     Allowance for depreciation                                                 (47,555,576)
                                                                              -------------
                                                                                 77,888,201

OTHER ASSETS:
     Deferred loan costs                                                          8,974,035
     Goodwill and other intangibles:
       Licenses and network affiliation agreements                              442,407,676
       Goodwill                                                                  74,627,168
       Consulting and noncompete agreements                                       1,625,456
    Other                                                                         3,225,816
                                                                              -------------
                                                                                530,860,151
                                                                              -------------

                                                                              $ 644,338,079
                                                                              =============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                 JUNE 30,
                                                                                   2000
                                                                              -------------
                                                                                (UNAUDITED)
CURRENT LIABILITIES:
     Trade accounts payable (includes $750,000 payable to
       Bull Run Corporation)                                                  $   3,658,098
     Employee compensation and benefits                                           5,352,701
     Accrued expenses                                                             4,925,847
     Accrued interest                                                             5,859,793
     Current portion of program broadcast obligations                             1,646,075
     Deferred revenue                                                             3,241,387
     Current portion of long-term debt                                              300,000
                                                                              -------------
Total current liabilities                                                        24,983,901

LONG-TERM DEBT                                                                  380,251,929

OTHER LONG-TERM LIABILITIES:
     Program broadcast obligations, less current portion                            156,410
     Supplemental employee benefits                                                 835,968
     Deferred income taxes                                                       73,030,829
     Other acquisition related liabilities                                        2,426,638
                                                                              -------------
                                                                                 76,449,845
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Serial Preferred Stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1,350 shares ($13,500,000 aggregate
       liquidation value)                                                        13,500,000
     Class A Common Stock, no par value; authorized 15,000,000
       shares; issued 7,961,574 shares                                           10,683,709
     Class B Common Stock, no par value; authorized 15,000,000
       shares; issued 8,708,820 shares                                          116,452,872
     Retained earnings                                                           30,932,241
                                                                              -------------
                                                                                171,568,822
     Treasury Stock at cost, Class A Common Stock, 1,113,107 shares              (8,338,718)
     Treasury Stock at cost, Class B Common Stock, 51,912 shares                   (577,700)
                                                                              -------------
                                                                                162,652,404
                                                                              -------------

                                                                              $ 644,338,079
                                                                              =============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                            ---------------------------------
                                                                2000                 1999
                                                            ------------         ------------
OPERATING REVENUES
     Broadcasting (net of agency commissions)               $ 57,360,056         $ 44,305,992
     Publishing                                               20,344,708           17,557,661
     Paging                                                    4,591,103            4,557,586
                                                            ------------         ------------
                                                              82,295,867           66,421,239
EXPENSES
     Broadcasting                                             33,625,960           26,673,047
     Publishing                                               15,592,959           13,710,070
     Paging                                                    3,019,408            3,238,128
     Corporate and administrative                              1,965,746            1,687,150
     Depreciation and amortization                            15,509,701           11,119,364
                                                            ------------         ------------
                                                              69,713,774           56,427,759
                                                            ------------         ------------
                                                              12,582,093            9,993,480
Miscellaneous income (expense), net                                7,699              456,361
                                                            ------------         ------------
                                                              12,589,792           10,449,841
Interest expense                                              19,840,698           13,774,671
                                                            ------------         ------------
     LOSS BEFORE INCOME TAXES                                 (7,250,906)          (3,324,830)
Income tax benefit                                            (2,032,000)            (684,000)
                                                            ------------         ------------
     NET LOSS                                                 (5,218,906)          (2,640,830)
Preferred dividends                                              505,000              505,002
                                                            ------------         ------------
     NET LOSS AVAILABLE TO
     COMMON STOCKHOLDERS                                    $ (5,723,906)        $ (3,145,832)
                                                            ============         ============
AVERAGE OUTSTANDING COMMON SHARES:
     Basic and diluted                                        15,475,337           11,960,572
                                                            ============         ============
 LOSS PER SHARE AVAILABLE TO COMMON
     STOCKHOLDERS:
     Basic and diluted                                      $      (0.37)        $      (0.26)
                                                            ============         ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                    PREFERRED                CLASS A                 CLASS B
                                      STOCK                COMMON STOCK            COMMON STOCK
                               -------------------   ----------------------  -----------------------    RETAINED
                               SHARES     AMOUNT       SHARES      AMOUNT     SHARES       AMOUNT       EARNINGS
                               -----   -----------   ---------  -----------  ---------  ------------  -----------
Balance at December 31, 1999   1,350   $13,500,000   7,961,574  $10,683,709  8,708,820  $116,379,482  $37,373,183

Net loss for the
  six months ended
  June 30, 2000                                                                                        (5,218,906)

Common stock dividends ($.04
  per share)                                                                                             (619,344)

Preferred stock dividends                                                                                (505,000)

Issuance of treasury stock:
  401 (k) plan                                                                                19,343      (16,125)
  Non-qualified stock plan                                                                    54,047      (81,567)

Purchase of Class B
  Common Stock

                               -----   -----------   ---------  -----------  ---------  ------------  -----------
Balance at June 30, 2000       1,350   $13,500,000   7,961,574  $10,683,709  8,708,820  $116,452,872  $30,932,241
                               =====   ===========   =========  ===========  =========  ============  ===========
                                       CLASS A                  CLASS B
                                    TREASURY STOCK           TREASURY STOCK
                               ------------------------   ----------------------
                                 SHARES        AMOUNT      SHARES      AMOUNT         TOTAL
                               ----------   -----------   --------   -----------   ------------
Balance at December 31, 1999   (1,127,282)  $(8,546,285)  (110,365)  $(1,202,108)  $168,187,981

Net loss for the
  six months ended
  June 30, 2000                                                                      (5,218,906)

Common stock dividends ($.04
  per share)                                                                           (619,344)

Preferred stock dividends                                                              (505,000)

Issuance of treasury stock:
  401 (k) plan                                              32,314       358,539        361,757
  Non-qualified stock plan         14,175       207,567     37,500       408,453        588,500

Purchase of Class B
  Common Stock                                             (11,361)     (142,584)      (142,584)

                               ----------   -----------   --------   -----------   ------------
Balance at June 30, 2000       (1,113,107)  $(8,338,718)   (51,912)  $  (577,700)  $162,652,404
                               ==========   ===========   ========   ===========   ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        GRAY COMMUNICATIONS SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                          ---------------------------------
                                                                                              2000                 1999
                                                                                          ------------         ------------
OPERATING ACTIVITIES
Net loss                                                                                  $ (5,218,906)        $ (2,640,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                                            8,329,861            5,772,877
     Amortization of intangible assets                                                       7,179,840            5,346,487
     Amortization of deferred loan costs                                                       766,066              574,282
     Amortization of program broadcast rights                                                2,620,900            2,400,745
     Payments for program broadcast rights                                                  (2,897,568)          (2,430,524)
    Supplemental employee benefits                                                             (85,864)             (75,820)
    Common Stock contributed to 401(k) Plan                                                    361,757              361,928
    Deferred income taxes                                                                   (2,359,000)          (1,028,001)
    (Gain) loss on disposal of assets                                                           76,599             (331,157)
    Changes in operating assets and liabilities:
        Receivables, inventories and other current assets                                    1,860,125              715,870
        Accounts payable and other current liabilities                                      (2,340,983)          (2,199,854)
                                                                                          ------------         ------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES               8,292,827            6,466,003

INVESTING ACTIVITIES
    Purchase of newspaper business                                                                 -0-          (16,512,231)
    Purchases of property and equipment                                                     (5,975,603)          (4,499,224)
    Deferred acquisition costs                                                                (523,480)          (1,190,978)
    Payments on purchase liabilities                                                          (213,650)            (584,098)
    Other                                                                                      415,158               41,504
                                                                                          ------------         ------------
                                         NET CASH USED IN INVESTING ACTIVITIES              (6,297,575)         (22,745,027)

FINANCING ACTIVITIES
    Dividends paid                                                                          (1,071,844)          (1,251,794)
    Proceeds from sale of treasury stock - common                                              126,000                  -0-
    Purchase of treasury stock - common                                                       (142,584)            (257,004)
    Proceeds from borrowings of long-term debt                                              17,000,000           36,200,000
    Payments on long-term debt                                                             (18,150,013)         (15,183,540)
    Deferred loan costs                                                                        (83,516)             (30,375)
                                                                                          ------------         ------------
                           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (2,321,957)          19,477,287
                                                                                          ------------         ------------
                             INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                (326,705)           3,198,263
    Cash and cash equivalents at beginning of period                                         1,787,446            1,886,723
                                                                                          ------------         ------------
                                    CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  1,460,741         $  5,084,986
                                                                                          ============         ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Gray Communications Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B--LONG-TERM DEBT

         At June 30, 2000, the balance outstanding and the balance available under the Company's bank loan agreement were $220.0 million and $72.5 million, respectively, and the interest rate on the balance outstanding was 9.7%.

NOTE C--INFORMATION ON BUSINESS SEGMENTS

         The Company operates in three business segments: broadcasting, publishing and paging. The broadcasting segment operates 13 television stations located in the southern and mid-western United States. The publishing segment operates four daily newspapers located in Georgia and Indiana. The paging operations are located in Florida, Georgia and Alabama. The following tables present certain financial information concerning the Company's three operating segments:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                ---------------------------------
                                                    2000                 1999
                                                ------------         ------------
                                                         (IN THOUSANDS)
Operating revenues:
     Broadcasting                               $     57,360         $     44,306
     Publishing                                       20,345               17,558
     Paging                                            4,591                4,557
                                                ------------         ------------
                                                $     82,296         $     66,421
                                                ============         ============

Operating income:
     Broadcasting                               $      9,046         $      7,389
     Publishing                                        3,021                2,323
     Paging                                              515                  282
                                                ------------         ------------
Total operating income                                12,582                9,994
Miscellaneous income (expense), net                        8                  456
Interest expense                                      19,841               13,775
                                                ------------         ------------
Loss before income taxes                        $     (7,251)        $     (3,325)
                                                ============         ============

         Operating income is total operating revenues less operating expenses, excluding miscellaneous income and expense (net) and interest. Corporate and administrative expenses are allocated to operating income based on net segment revenues.

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                    -------------------------
                                                      2000             1999
                                                    --------         --------
                                                         (IN THOUSANDS)
Media Cash Flow:
   Broadcasting                                     $ 23,719         $ 17,881
   Publishing                                          4,819            3,901
   Paging                                              1,587            1,336
                                                    --------         --------
                                                    $ 30,125         $ 23,118
                                                    ========         ========

 Media Cash Flow reconciliation:
   Operating income                                 $ 12,582         $  9,994
   Add:
     Amortization of program broadcast
         rights                                        2,621            2,401
     Depreciation and amortization                    15,510           11,119
     Corporate overhead                                1,966            1,687
     Non-cash compensation and contributions
       to the Company's 401(k) plan, paid in
       common stock                                      344              348
   Less:
     Payments for program broadcast
       obligations                                    (2,898)          (2,431)
                                                    --------         --------
   Media Cash Flow                                  $ 30,125         $ 23,118
                                                    ========         ========

         "Media Cash Flow" is defined as operating income, plus depreciation and amortization (including amortization of program broadcast rights), non-cash compensation and corporate overhead, less payments for program broadcast obligations. The Company has included Media Cash Flow data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company's ability to service debt. Media Cash Flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Company's unaudited Condensed Consolidated Financial Statements. Media Cash Flow is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF RAWLINGS SPORTING GOODS COMPANY, INC.:

We have audited the accompanying consolidated balance sheets of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of Rawlings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
St. Louis, Missouri
December 14, 1999
(except with respect to the matter discussed in Note 2, as to which the date is December 28, 1999)

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                                               Years Ended August 31,
                                                    -----------------------------------------
                                                      1999             1998            1997
                                                    --------         --------        --------
Net revenues                                        $165,391         $170,604        $147,600
Cost of goods sold                                   117,720          119,151         102,111
                                                    --------         --------        --------
   Gross profit                                       47,671           51,453          45,489
Selling, general and administrative expenses          46,890           39,989          33,609
Unusual charges (See Note 6)                              --            1,475              --
                                                    --------         --------        --------
   Operating income                                      781            9,989          11,880
Interest expense                                       4,699            4,218           3,115
Other expense, net                                       232              251              83
                                                    --------         --------        --------
   Income (loss) before income taxes                  (4,150)           5,520           8,682
Provision (benefit) for income taxes                    (789)           1,860           3,212
                                                    --------         --------        --------
   Net income (loss)                                $ (3,361)        $  3,660        $  5,470
                                                    ========         ========        ========

Net income (loss) per common share:
   Basic                                            $  (0.43)        $   0.47        $   0.71
   Diluted                                          $  (0.43)        $   0.47        $   0.71

Shares used in computing per share amounts:
   Basic                                               7,853            7,777           7,712
   Assumed exercise of stock options                      21               41               6
                                                    --------         --------        --------
   Diluted                                             7,874            7,818           7,718
                                                    ========         ========        ========


The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                                August 31,
                                                                                       -------------------------
                                                                                         1999             1998
                                                                                       --------         --------
Assets
Current assets:
   Cash and cash equivalents                                                           $  1,438         $    862
   Accounts receivable, net of allowance of $2,538 and $2,043, respectively              32,048           40,352
   Inventories                                                                           39,749           43,573
   Prepaid expenses                                                                         928              673
   Deferred income taxes                                                                  3,983            2,927
                                                                                       --------         --------
         Total current assets                                                            78,146           88,387
Property, plant and equipment, net                                                       12,570           12,911
Deferred income taxes                                                                    21,460           22,340
Goodwill, net                                                                             8,112            8,326
Other assets                                                                              1,369              568
                                                                                       --------         --------
         Total assets                                                                  $121,657         $132,532
                                                                                       ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                                                   $ 51,015         $     61
   Accounts payable                                                                       8,518            9,047
   Accrued liabilities                                                                   11,059           12,547
                                                                                       --------         --------
         Total current liabilities                                                       70,592           21,655
Long-term debt, less current maturities                                                     133           57,048
Other long-term liabilities                                                               8,855            9,577
                                                                                       --------         --------
         Total liabilities                                                               79,580           88,280
                                                                                       --------         --------
Stockholders' equity:
   Preferred stock, $.01 par value per share, 10,000,000 shares authorized,
      no shares issued and outstanding                                                       --               --
   Common stock, $.01 par value per share, 50,000,000 shares authorized,
       7,897,708 and 7,794,483 shares issued and outstanding, respectively                   79               78
   Additional paid-in capital                                                            30,482           29,479
   Stock subscription receivable                                                         (1,421)          (1,421)
   Cumulative other comprehensive income                                                 (1,399)          (1,581)
   Retained earnings                                                                     14,336           17,697
                                                                                       --------         --------
         Stockholders' equity                                                            42,077           44,252
                                                                                       --------         --------
         Total liabilities and stockholders' equity                                    $121,657         $132,532
                                                                                       ========         ========


The accompanying notes are an integral part of these consolidated balance sheets.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)


                                                                             Cumulative
                                 Common Stock       Additional    Stock         Other                      Total
                            ----------------------   Paid-in   Subscription Comprehensive  Retained    Stockholder's Comprehensive
                               Shares       Amount   Capital    Receivable     Income      Earnings       Equity         Income
                            -----------    -------  ---------- ------------ ------------- ---------    ------------- -------------
Balance,
   August 31, 1996            7,697,527      $  77   $25,820     $    --      $    --      $  8,567      $ 34,464
Net income                           --         --        --          --           --         5,470         5,470        $ 5,470
Issuance of
   Common stock                  28,287         --       263          --           --            --           263             --
                                                                                                                         -------
Comprehensive income                                                                                                     $ 5,470
                            -----------      -----   -------     -------      -------      --------      --------        =======
Balance,
   August 31, 1997            7,725,814         77    26,083          --           --        14,037        40,197

Net income                           --         --        --          --           --         3,660         3,660        $ 3,660
Issuance of
   Common stock                  68,669          1       704          --           --            --           705             --
Issuance of warrants                 --         --     2,692      (1,421)          --            --         1,271             --
Translation adjustments              --         --        --          --       (1,581)           --        (1,581)        (1,581)
                                                                                                                         -------
Comprehensive income                                                                                                     $ 2,079
                            -----------      -----   -------     -------      -------      --------      --------        =======
Balance,
   August 31, 1998            7,794,483         78    29,479      (1,421)      (1,581)       17,697        44,252

Net loss                             --         --        --          --           --        (3,361)       (3,361)       $(3,361)
Issuance of
   Common stock                 103,225          1     1,003          --           --            --         1,004             --
Translation adjustments              --         --        --          --          182            --           182            182
                                                                                                                         -------
Comprehensive income                                                                                                     $(3,179)
                            -----------      -----   -------     -------      -------      --------      --------        =======
Balance,
   August 31, 1999            7,897,708      $  79   $30,482     $(1,421)     $(1,399)     $ 14,336      $ 42,077
                            ===========      =====   =======     =======      =======      ========      ========


The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                           Years Ended August 31,
                                                              -------------------------------------------------
                                                                 1999               1998                1997
                                                              ----------         ----------          ----------
Cash flows from operating activities:
      Net (loss) income                                       $   (3,361)        $    3,660          $    5,470
      Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating
      activities:
               Depreciation and amortization                       2,576              1,781               1,220
               Loss (gain) on disposal of equipment                   --                101                (150)
               Deferred income taxes                                (889)             1,019               2,642
      Changes in operating assets and liabilities:
               Accounts receivable, net                            8,304             (3,742)             (2,878)
               Inventories                                         3,824            (10,608)              2,634
               Prepaid expenses                                     (255)               279                 537
               Other assets                                         (926)                93                (242)
               Accounts payable                                     (529)                19              (1,263)
               Accrued liabilities and other                      (1,279)            (1,186)                581
                                                              ----------         ----------          ----------
Net cash provided by (used in) operating activities                7,465             (8,584)              8,551
                                                              ----------         ----------          ----------

Cash flows from investing activities:
      Capital expenditures                                        (1,932)            (3,600)             (2,994)
      Acquisition of a business                                       --            (14,098)                 --
      Proceeds from sale of equipment                                 --                 --                 150
                                                              ----------         ----------          ----------
Net cash used in investing activities                             (1,932)           (17,698)             (2,844)
                                                              ----------         ----------          ----------

Cash flows from financing activities:
      Borrowings of long-term debt                                44,050            108,450              41,448
      Repayments of long-term debt                               (50,011)           (84,014)            (47,475)
      Issuance of common stock                                     1,004                705                 263
      Issuance of warrants                                            --              1,271                  --
                                                              ----------         ----------          ----------
Net cash (used in) provided by financing activities               (4,957)            26,412              (5,764)
                                                              ----------         ----------          ----------

Net increase (decrease) in cash and cash equivalents                 576                130                 (57)

Cash and cash equivalents, beginning of year                         862                732                 789
                                                              ----------         ----------          ----------

Cash and cash equivalents, end of year                        $    1,438         $      862          $      732
                                                              ==========         ==========          ==========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
          Interest                                            $    4,564         $    4,216          $    3,159
          Income taxes                                               300                631                 383

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rawlings Sporting Goods Company, Inc. and all of its subsidiaries (Rawlings or the Company). All significant intercompany transactions have been eliminated.

BUSINESS

Rawlings manufactures and distributes sports equipment and uniforms to team sports such as baseball, basketball, football, and hockey predominately in the United States.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments with a maturity when purchased of three months or less.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost principally determined on a first-in, first-out method. Cost includes materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is stated at cost and depreciation is generally computed on a straight-line basis. The principal rates of depreciation are as follows:

         Buildings and improvements         20-30 years
         Machinery and equipment             5-12 years
         Other                               4-10 years

INCOME TAXES

Deferred income taxes are recorded for temporary differences in reporting income and expenses for tax and financial statement purposes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Incomes Taxes (SFAS No. 109).

TRANSLATION AND HEDGING OF FOREIGN CURRENCIES

The assets and liabilities of foreign branches and subsidiaries are translated into U.S. dollars at current exchange rates and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included as cumulative other comprehensive income, a separate component in Stockholders' Equity. Foreign exchange transaction losses of $10, $0 and $25 were included in the results of operations for the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

The Company has utilized forward foreign currency contracts to minimize the impact of currency movements on anticipated royalty payments denominated in Japanese yen. In June and September 1998, the Company entered into forward contracts to sell (Y)75 million and (Y)150 million with fixed exchange rates and maturity dates which aligned with the royalty payments received in February and August 1999, respectively. The Company has no forward foreign currency contracts outstanding as of August 31, 1999.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company has included these disclosures in the accompanying Consolidated Statements of Stockholders' Equity.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, was based on appropriate estimates. The value of the Company's long-term debt is estimated based on market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

RECLASSIFICATION

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

USE OF ESTIMATES

These financial statements have been prepared on the accrual basis of accounting, which require the use of certain estimates by management, in determining the Company's assets, liabilities, revenues and expenses. Resolution of certain matters could differ significantly from the resolution that is currently expected.

NOTE 2. DEBT REFINANCING

On December 23, 1999, the Company refinanced its long-term credit facility by entering into a $75,000,000 credit agreement with a new lender. Borrowings under the new credit facility will bear interest, at the option of the borrower, at either LIBOR plus applicable margin or the Index Rate (as defined therein) plus applicable margin. The credit facility requires the Company to meet certain financial covenants including a minimum fixed charge coverage, minimum level of earnings before interest, taxes, depreciation and amortization, and restricts the Company's ability to make capital expenditures and to pay cash dividends. The credit facility matures in five years, is asset based and is supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. The proceeds from this new facility were used to pay-off the existing credit facility.

NOTE 3. ACQUISITION

On September 12, 1997 the Company acquired the net assets of the Victoriaville hockey business. The acquisition was accounted for under the purchase method and accordingly, the results of operations were included in the Company's consolidated statements of income from the date of acquisition. The purchase price, paid in cash, has been allocated to the assets and liabilities and the excess of cost over the fair value of net assets acquired is being amortized over a forty year period on a straight-line basis with accumulated amortization as of August 31, 1999 and 1998 of $418 and $204, respectively. The purchase price allocation was as follows:

         Net assets                                          $ 5,568
         Goodwill                                              8,530
                                                             -------
         Total purchase price                                $14,098
                                                             =======

NOTE 4. INVENTORIES

Inventories consist of the following:

                                                    August 31,
                                             ------------------------
                                               1999            1998
                                             --------        --------
         Raw materials                       $  8,447        $  9,552
         Work in process                        1,977           2,497
         Finished goods                        29,325          31,524
                                             --------        --------
         Total inventories                   $ 39,749        $ 43,573
                                             ========        ========

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

                                                    August 31,
                                             ------------------------
                                               1999            1998
                                             --------        --------
         Buildings and improvements          $  6,198        $  6,143
         Machinery and equipment               19,111          17,598
         Other                                  3,150           2,926
                                             --------        --------
         Total property, plant and equipment   28,459          26,667
         Less - Accumulated depreciation      (15,889)        (13,756)
                                             --------        --------
         Property, plant and equipment, net  $ 12,570        $ 12,911
                                             ========        ========

NOTE 6. UNUSUAL CHARGES

ENVIRONMENTAL

The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. Nevertheless, the Company expects to be required to address such additional wood pitch through an amendment to the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company recorded a $975 charge to remediate the additional unanticipated wood pitch, which is reflected in unusual charges in the accompanying consolidated statement of income for 1998. In the year ended December 31, 1993, the Company recorded a charge of $1,559 which included the estimated clean up costs at this Site. The Company's reserve for remediation costs as of August 31, 1999 was $987. In management's estimation, this amount is adequate to cover the expected remediation activities at the wood pitch Site.

In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and all or a portion of the clean up costs associated with the wood pitch at the Site may be recoverable. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time and there can be no assurance that any amount will be recovered.

CHANGE IN CHIEF EXECUTIVE OFFICER

In October 1997, the Company recorded a $500 charge for severance and related benefits, legal costs and other costs associated with changes in the Chief Executive Officer's position. This charge has been included in unusual charges in the accompanying consolidated statement of income. In November 1998, Stephen
M. O'Hara was named Chairman and Chief Executive Officer of Rawlings.

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                                    August 31,
                                             ------------------------
                                               1999            1998
                                             --------        --------
         Salary, benefits and other taxes    $  4,489        $  4,670
         Royalties                                990           1,975
         Environmental                            987           1,082
         Payable to former parent                  --           1,346
         Other                                  4,593           3,474
                                             --------        --------
         Accrued liabilities                 $ 11,059        $ 12,547
                                             ========        ========

NOTE 8. INCOME TAXES

The income tax provision (benefit) is as follows:

                                                                  1999              1998              1997
                                                                --------          --------          --------
         Current:
            Federal                                             $   (200)         $    724          $    472
            State and other                                          300               117                98
                                                                --------          --------          --------
                  Total current                                      100               841               570
                                                                --------          --------          --------

         Deferred:
            Federal                                               (1,389)            1,184             2,464
            Foreign                                                 (250)             (281)               --
            State and other                                         (496)              116               178
                                                                --------          --------          --------
                  Total deferred                                  (2,135)            1,019             2,642
                                                                ========          ========          ========
            Valuation allowance                                    1,246                --                --
                                                                --------          --------          --------
                  Total income tax (benefit) provision          $   (789)         $  1,860          $  3,212
                                                                ========          ========          ========

A reconciliation between the provision for income taxes computed at the Federal statutory rate and the rate used for financial reporting purposes is as follows:


                                                                   1999                    1998                    1997
                                                            ------------------      ------------------      ------------------
                                                             Amount        %         Amount        %         Amount        %
                                                            -------      -----      -------      -----      -------      -----
Expected provision (benefit) at the statutory rate          $(1,453)     (35.0)     $ 1,932       35.0      $ 3,039       35.0
State & other taxes, net of federal tax benefit                (117)      (2.8)         232        4.2          365        4.2
Lower tax rates on foreign income                              (576)     (13.9)        (265)      (4.8)        (118)      (1.4)
Valuation allowance                                           1,246       30.0           --         --           --         --
Other                                                           111        2.7          (39)      (0.7)         (74)      (0.8)
                                                            -------      -----      -------      -----      -------      -----
Total income tax provision (benefit)                        $  (789)     (19.0)     $ 1,860       33.7      $ 3,212       37.0
                                                            =======      =====      =======      =====      =======      =====

The significant components of deferred taxes which are included in the accompanying balance sheets are as follows:

                                                           1999                               1998
                                             --------------------------------   ------------------------------
                                              Deferred            Deferred       Deferred          Deferred
                                             Tax Assets       Tax Liabilities   Tax Assets     Tax Liabilities
                                             ----------       ---------------   ----------     ---------------
         Intangible assets                    $ 19,720           $     --        $ 22,440         $     --
         Operating loss carryforward             2,976                 --             316               --
         Foreign tax credits                     1,458                 --             851               --
         Receivable reserve                        512                 --             157               --
         Environmental reserve                     363                 --             410               --
         Inventory                               1,773                 --             718               --
         Other accruals                          1,135                 --           1,442               --
         Other                                     390              1,638             433            1,500
         Valuation allowance                    (1,246)                --              --               --
                                              --------           --------        --------         --------
         Total                                $ 27,081           $  1,638        $ 26,767         $  1,500
                                              ========           ========        ========         ========

In 1999 the Company recorded a valuation allowance of $1,246 against certain foreign tax credits set to expire in 2000 to 2003. The Company's net operating loss carryforward expires in 2019 and the foreign tax credits expire in 2000 to 2004.

Income taxes have not been provided on the undistributed income (approximately $3,820) of a foreign subsidiary, which the Company does not intend to be remitted to the U.S.

NOTE 9. DEBT AND CAPITAL LEASES

Debt consists of the following:


                                                                                                 August 31,
                                                                                        ---------------------------
                                                                                          1999               1998
                                                                                        --------           --------
Credit agreement with banks due April 2000, average interest
rate of 9.50% and 6.65%, respectively                                                   $ 50,950           $ 56,850
Obligation under capital lease, interest rate of 4.90%                                       198                259
                                                                                        --------           --------
Total debt                                                                                51,148             57,109

Less current maturities                                                                  (51,015)               (61)
                                                                                        --------           --------
Total long-term debt                                                                    $    133           $ 57,048
                                                                                        ========           ========

In 1997, the Company maintained a $72,000 variable rate unsecured credit agreement with a bank group. In September 1997, the Company amended and restated the unsecured credit agreement with a bank group which, among other matters, increased the facility to $90,000 and extended the maturity date to September 1, 2002. The amended and restated credit agreement, among other matters, required the Company to meet certain financial covenants including a minimum fixed charge coverage, a required ratio of maximum total debt to total capitalization, a minimum net worth and restricted the Company's ability to pay cash dividends. In June 1998, the Company amended the credit agreement to, among other matters, exclude the unusual charges from the minimum fixed charge coverage covenant. In March 1999, the Company renegotiated debt covenants by amending the existing credit agreement with an increase in interest rates. In July 1999, the credit agreement was amended to become an asset based borrowing vehicle. Available credit under the amended agreement is based on a percentage of net receivables, inventory and property, plant and equipment. In September 1999, the agreement was amended to increase the allowable borrowing base by $4,000 with an additional increase in interest rates. In October 1999, the credit agreement was amended increasing the allowable borrowing base to a percentage of assets plus $10,000 with a maximum availability of $70,000. This last amendment changed the maturity date of the agreement to April 2000, and as a result, the debt evidenced by such agreement has been reclassified as current on the Company's balance sheet. Additionally, the Company is currently not in compliance with certain debt covenants under its amended and restated credit agreement with its current bank group. The Company has obtained a temporary waiver of these covenants through December 31, 1999. Upon expiration of the waiver on December 31, 1999, the defaults could be reinstated and the lenders would have all the rights and remedies provided for in the amended and restated credit agreement. In addition, the Company, in consideration for waiving the defaults under the amended and restated credit agreement, agreed to pay a supplemental commitment fee of twenty-five basis points, payable on a gross percentage basis and not a per annum basis, on the last day of each month, commencing on December 31, 1999, on the full amount of the aggregate revolving credit commitment then in effect. Based on the aggregate revolving credit commitment in effect on the date hereto, the supplemental commitment fee would be $175,000.

The Company is pursuing the refinancing of its debt to more favorable terms and believes it can successfully conclude a long-term debt refinancing. The Company has classified this debt as current in the consolidated balance sheet. See Note 2 for a discussion of the Company's debt refinancing.

As of August 31, 1999 the Company had outstanding letters of credit of $816 under the credit agreement with banks.

In October 1995 the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company received a floating rate based on three month LIBOR through September 1997 on $25,000 and paid a fixed rate of
6.50 percent. In October 1997, the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company received a floating rate based on three month LIBOR through October 1999 on $30,000 and paid a fixed rate of 7.00 percent. These transactions effectively converted a portion of the Company's debt from a floating rate to a fixed rate.

The Company uses interest rate swaps, with the objective of reducing exposure to increases in short-term interest rates, by fixing the interest rate on a portion of its debt for a period of time. The interest differential, to be paid or received on an interest rate swap, is recognized as an adjustment to interest expense as the differential occurs.

NOTE 10. OTHER LONG-TERM LIABILITIES

In July 1994, Figgie International, Inc. (the former parent) transferred the net assets of the Rawlings business to the Company. The assets and liabilities transferred to Rawlings were recorded at the predecessor's cost for financial reporting purposes. For tax purposes, the transaction resulted in a step-up of the basis of the assets transferred determined by the fair value paid by the Company for the Rawlings business. Under the terms of a tax sharing and separation agreement between the Company and the former parent, the Company is required to pay the former parent 43 percent of the tax benefits resulting from the step-up in the tax basis of the assets as the benefit of the step-up is realized. The amount of the obligation to pay the former parent that is not expected to be paid in the next year is recorded as other long-term liabilities.

NOTE 11. EMPLOYEE BENEFITS

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS

Substantially all U.S. salaried employees and certain U.S. hourly employees are covered by a defined contribution (Section 401(k)) plan that provides funding based on a percentage of compensation. The Company's contributions to the plan were $323, $327 and $242 in 1999, 1998 and 1997, respectively.

MULTI-EMPLOYER PENSION PLANS

Certain union employees participate in multi-employer defined benefit pension plans. Contributions to the plans were $171, $194 and $201 in 1999, 1998 and 1997, respectively.

NOTE 12. STOCK OPTIONS

The 1994 Rawlings Long-Term Incentive Plan, as amended (the 1994 Incentive
Plan), provides for the issuance of up to 1,125,000 shares of Rawlings common stock upon the exercise of stock options and stock appreciation rights, and as restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards and other equity-based awards. The 1994 Non-Employee Directors Stock Plan (1994 Directors Stock Plan) provides for the issuance of up to 50,000 shares of Rawlings common stock to non-employee directors upon the exercise of stock options or in lieu of director's fees.

Stock options granted under the 1994 Incentive Plan and the 1994 Directors Stock Plan have exercise prices equal to the market price on the date of grant, vest over three to four years from the date of grant and, once vested, are generally exercisable over ten years following the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of this statement, the Company's net income and net income per share would have been as follows (in thousands, except net income per share):

                                                      1999              1998            1997
                                                    --------          --------        --------
               Net (loss) income                    $ (4,542)         $  2,956        $  4,910
               Net (loss) income per share          $  (0.58)         $   0.38        $   0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0 percent, expected volatility of 43.0 percent, 40.0 percent and 54.0 percent in 1999, 1998 and 1997, respectively, risk-free interest rate of 4.8 percent, 5.4 percent and
6.4 percent in 1999, 1998 and 1997, respectively and expected life of six years. The weighted average grant date fair value of options was $4.77, $6.59 and $5.82 for 1999, 1998 and 1997, respectively.

OPTION ACTIVITY IS AS FOLLOWS:


                                               1999               1998               1997
                                          --------------     ---------------    --------------
Outstanding at beginning of year                 610,810             631,137           483,185
Granted                                          412,850             178,000           160,378
Exercised                                        (70,376)            (44,548)           (1,000)
Cancelled                                        (86,156)           (153,779)          (11,426)
                                          --------------     ---------------    --------------
Outstanding at end of year                       867,128             610,810           631,137
                                          --------------     ---------------    --------------

Shares exercisable                               392,337             313,899           327,541
                                          --------------     ---------------    --------------

Price of stock options:
      Granted                             $8.88 - $14.00     $11.88 - $13.63    $8.31 - $12.13
      Exercised                           $9.00 - $ 9.75     $ 9.00 - $ 9.75    $8.00
      Cancelled                           $8.31 - $13.88     $ 9.00 - $13.63    $9.00 - $ 9.75
      Outstanding                         $7.88 - $14.00     $ 7.88 - $13.88    $7.88 - $13.88
      Exercisable                         $7.88 - $13.88     $ 7.88 - $13.88    $7.88 - $13.88

At August 31, 1999, 191,948 shares of Rawlings common stock were available for future awards under the plans. As of August 31, 1999 the weighted average remaining contractual life on outstanding options was 6.4 years.

NOTE 13. WARRANTS

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7 percent at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet. These warrants are not considered common stock equivalents until the point in time that the warrants become exercisable.

NOTE 14. RELATED PARTY TRANSACTIONS

In 1999 the Company sold approximately $285 of product to a professional baseball club in which one of the Company's board of directors is the secretary and treasurer. The Company believes that the terms and prices for the sale of these products are no less favorable than those obtained from unaffiliated parties.

During the fiscal year ended August 31, 1999, the Company purchased approximately $442 of catalogs and promotional items from a company in which one of the Company's board of directors is the president.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company operates certain facilities and equipment under operating lease agreements. The lease expense was $1,951, $2,184, and $2,300 for years 1999, 1998 and 1997, respectively.

Future minimum payments under noncancelable leases, royalty and licensing agreements as of August 31, 1999 are as follows:

                                                             Royalty and
                                              Operating       Licensing
                                                Leases        Agreements
                                              ---------      -----------
         Fiscal 2000                           $  1,398        $  4,103
         Fiscal 2001                                481           3,428
         Fiscal 2002                                137           2,919
         Fiscal 2003                                 --             545
         Fiscal 2004                                 --             507
         Thereafter                                  --             225
                                               --------        --------
         Total minimum lease payments          $  2,016        $ 11,727
                                               ========        ========

In the normal course of doing business, Rawlings is subject to various federal, state and local environmental laws. Rawlings currently is working with the New York State Department of Environmental Conservation in addressing contamination relating to wood pitch located at its facility in Dolgeville, New York. (See
Note 6 Unusual Charges for additional discussion of the Dolgeville environmental matter.)

Rawlings is periodically subjected to product liability claims and proceedings involving its patents and other legal proceedings; such proceedings have not had a material adverse effect on Rawlings.

Additionally, the Company is currently not in compliance with certain debt covenants contained in its amended and restated credit agreement with its current bank group. The Company has obtained a waiver of these covenants through December 31, 1999. The Company is pursuing the refinancing of its debt to more favorable terms and believes it can successfully conclude a long-term debt refinancing.

In December 1999, the Company received a commitment to refinance its long-term credit facility. The credit facility will be asset-based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. The facility is scheduled to close and be funded prior to December 31, 1999. The proceeds from this new facility will be used to pay-off the existing credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

In the opinion of management, ultimate liabilities resulting from pending environmental matters and other legal proceedings will not have a material adverse effect on the financial condition or results of operations of Rawlings.

NOTE 16. OPERATING SEGMENTS

In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," which establishes standards for reporting information about reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. This Statement allows aggregation of similar operating segments into a single reportable operating segment if the businesses are considered similar under the criteria of this statement. The Company has five operating segments based on its product categories, which in applying the aggregation criteria of this Statement have been aggregated into two reportable segments: Sports Equipment and Licensing.

The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, football, and hockey. The licensing segment licenses the Rawlings brand name on products sold by other companies and include products such as golf equipment, footwear, and activewear. There are no determinable operating expenses for the licensing segment. The accounting policies of the segments are the same as those described in Note 1 for the Company. The revenues generated and long-lived assets located outside the United States are not significant for separate presentation. One customer's purchases of products sold by Rawlings were 13 percent, 12 percent and 12 percent of net revenues of Rawlings for 1999, 1998 and 1997, respectively.


                                                   1999                1998              1997
                                                ----------          ----------        ----------
         Net revenues
               Sports equipment                 $  159,422          $  164,734        $  141,069
               Licensing                             5,969               5,870             6,531
                                                ----------          ----------        ----------
         Consolidated net revenues              $  165,391          $  170,604        $  147,600
                                                ==========          ==========        ==========

         Operating income (loss)
                Sports equipment                $   (5,188)         $    4,119        $    5,349
                Licensing                            5,969               5,870             6,531
                                                ----------          ----------        ----------
         Consolidated operating income          $      781          $    9,989        $   11,880
                                                ==========          ==========        ==========

         Total assets
               Sports equipment                 $  120,428          $  131,453        $  100,414
               Licensing                             1,229               1,079               850
                                                ----------          ----------        ----------
         Consolidated total assets              $  121,657          $  132,532        $  101,264
                                                ==========          ==========        ==========

NOTE 17. ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                                 1999              1998              1997
                                                               --------          --------          --------
         Balance at beginning of year                          $  2,043          $  1,627          $  1,498
         Provision                                                1,110               827               760
         Acquisition of Victoriaville hockey business                --               838                --
         Charge-offs, net of recoveries                            (615)           (1,249)             (631)
                                                               --------          --------          --------
         Balance at end of year                                $  2,538          $  2,043          $  1,627
                                                               ========          ========          ========

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                                       Nine Months Ended
                                                                                                            May 31,
                                                                    --------------------           --------------------------
                                                                                                     2000              1999
                                                                    ----           -----           --------          --------
Net revenues ..............................................                                        $143,680          $133,092
Cost of goods sold ........................................                                          96,420            89,707
Aluminum bat recall .......................................                                              --             1,600
                                                                    ----           -----           --------          --------
      Gross profit ........................................                                          47,260            41,785
Selling, general and administrative expenses ..............                                          33,617            33,081
Unusual charges ...........................................                                           1,497                --
                                                                    ----           -----           --------          --------
      Operating income ....................................                                          12,146             8,704
Interest expense, net .....................................                                           4,666             3,577
Other expense, net ........................................                                             221               118
                                                                    ----           -----           --------          --------
      Income (loss) from continuing operations
            before income taxes ...........................                                           7,259             5,009
Provision (benefit) for income taxes ......................                                           2,642             1,853
                                                                    ----           -----           --------          --------
      Net income (loss) from continuing operations
            before extraordinary item .....................                                           4,617             3,156
Loss from operations of discontinued
            segment, net of tax ...........................                                          (2,314)           (1,013)
Loss on disposal of discontinued segment including
            provision of $1,500 for operating losses during
            phaseout period, net of tax ...................                                         (11,326)               --
                                                                    ----           -----           --------          --------
      Net income (loss) before extraordinary item .........                                          (9,023)            2,143
Extraordinary item, net of tax ............................                                            (646)               --
                                                                    ----           -----           --------          --------
Net income (loss) .........................................                                        $ (9,669)         $  2,143
                                                                    ====           =====           ========          ========

Net income (loss) per common share:
      Basic
            Continuing operations .........................                                        $   0.58          $   0.40
            Discontinued segment ..........................                                           (1.72)            (0.13)
            Extraordinary item ............................                                           (0.08)               --
                                                                    ----           -----           --------          --------
            Net income (loss) .............................                                        $  (1.22)         $   0.27
                                                                    ====           =====           ========          ========
      Diluted
            Continuing operations .........................                                        $   0.58          $   0.40
            Discontinued segment ..........................                                           (1.72)            (0.13)
            Extraordinary item ............................                                           (0.08)               --
                                                                    ----           -----           --------          --------
            Net income (loss) .............................                                        $  (1.22)         $   0.27
                                                                    ====           =====           ========          ========

Shares used in computing per share amounts:
      Basic ...............................................                                           7,937             7,839
      Assumed exercise of stock options ...................                                               2                28
                                                                    ----           -----           --------          --------
      Diluted .............................................                                           7,939             7,867
                                                                    ====           =====           ========          ========

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                     May 31,           August 31,
                                                                      2000                1999
                                                                   ----------          ----------
Assets
Current Assets:
     Cash and cash equivalents ...............................     $    2,728          $      904
     Accounts receivable, net of allowance of
        $2,934 and $2,243 respectively .......................         36,781              26,919
     Inventories .............................................         39,774              35,220
     Deferred income taxes ...................................          3,983               3,983
     Prepaid expenses ........................................            794                 851
     Net assets of discontinued segment ......................          1,436               9,287
                                                                   ----------          ----------
         Total current assets ................................         85,496              77,164
Property, plant and equipment, net ...........................          9,324              10,687
Deferred income taxes ........................................         20,929              20,920
Other assets .................................................          1,097                 643
Net noncurrent assets of discontinued segment ................            504              11,261
                                                                   ----------          ----------
         Total assets ........................................     $  117,350          $  120,675
                                                                   ==========          ==========
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt .......................     $   45,064          $   51,015
     Accounts payable ........................................         14,127               7,969
     Accrued liabilities .....................................         14,230              10,626
                                                                   ----------          ----------
         Total current liabilities ...........................         73,421              69,610
Long-term debt, less current maturities ......................          2,182                 133
Other long-term liabilities ..................................          9,291               8,855
                                                                   ----------          ----------
         Total liabilities ...................................         84,894              78,598
                                                                   ----------          ----------
Stockholders' equity:
     Preferred stock, none issued ............................             --                  --
     Common stock, 7,931,603 and 7,897,708
         shares issued and outstanding, respectively .........             79                  79
     Additional paid-in capital ..............................         30,707              30,482
     Stock subscription receivable ...........................         (1,421)             (1,421)
     Cumulative other comprehensive loss .....................         (1,576)             (1,399)
     Retained earnings .......................................          4,667              14,336
                                                                   ----------          ----------
     Stockholders' equity ....................................         32,456              42,077
                                                                   ----------          ----------
         Total liabilities and stockholders' equity ..........     $  117,350          $  120,675
                                                                   ==========          ==========

The accompanying notes are an integral part of these consolidated balance sheets.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                      May 31,
                                                                           ---------------------------
                                                                             2000               1999
                                                                           --------           --------
Cash flows from operating activities:
      Net income (loss) ..............................................     $ (9,669)          $  2,143
      Add net loss from discontinued segment .........................       13,640              1,013
      Add extraordinary item .........................................          646                 --
                                                                           --------           --------
      Net income from continuing operations ..........................        4,617              3,156
      Adjustments to reconcile net income from continuing
          operations to net cash provided by (used in) continuing
          operations:
            Depreciation and amortization ............................        2,228              1,622
            Deferred income taxes ....................................        2,633              2,181
      Changes in operating assets and liabilities:
            Accounts receivable, net .................................       (9,862)            (6,500)
            Inventories ..............................................       (4,554)            (3,462)
            Prepaid expenses .........................................           57                (34)
            Other assets .............................................       (1,381)              (149)
            Accounts payable .........................................        6,158              2,415
            Accrued liabilities and other ............................        3,936               (793)
                                                                           --------           --------
Net cash provided by (used in) continuing operations .................        3,832             (1,564)
Net cash provided by discontinued segment ............................        2,396              1,865
                                                                           --------           --------
Net cash provided by operating activities ............................        6,228                301
                                                                           --------           --------
Cash flows from investing activities:
      Capital expenditures of continuing operations ..................         (657)            (1,552)
      Capital expenditures of discontinued segment ...................          (70)              (177)
                                                                           --------           --------
Net cash used in investing activities ................................         (727)            (1,729)
                                                                           --------           --------
Cash flows from financing activities:
      Net decrease in short-term borrowings ..........................       (6,353)                --
      Borrowings of long-term debt ...................................        2,500             41,750
      Repayments of long-term debt ...................................          (49)           (40,096)
      Issuance of common stock .......................................          225                758
                                                                           --------           --------
Net cash (used in) provided by financing activities ..................       (3,677)             2,412
                                                                           --------           --------
Net increase in cash and cash equivalents ............................        1,824                984
Cash and cash equivalents, beginning of period .......................          904                724
                                                                           --------           --------
Cash and cash equivalents, end of period .............................     $  2,728           $  1,708
                                                                           ========           ========

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 8-K filed on January 3, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:           Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.

         The net current assets of this discontinued segment are primarily accounts receivable, inventory, accounts payable and accrued expenses. Net noncurrent assets are primarily property, plant and equipment and goodwill.

         Operating results for the hockey business are included in the Consolidated Statements of Income as net income from discontinued segment for all periods presented. Results for the discontinued segment are as follows (in thousands):

                                                                                          Nine Months Ended
                                                                                               May 31,
                                                             ----------------        ---------------------------
                                                                                       2000               1999
                                                             ----        ----        --------           --------
Net revenues ......................................                                  $  5,070           $  5,053
                                                             ====        ====        ========           ========

Loss from operations of discontinued segment before
      income taxes ................................                                  $ (2,744)          $ (1,608)
Provision (benefit) for income taxes ..............                                      (430)              (595)
                                                             ----        ----        --------           --------
Net loss from operations of discontinued segment ..                                  $ (2,314)          $ (1,013)
                                                             ====        ====        ========           ========

Loss on disposal of discontinued segment before
      income taxes ................................                                  $(13,000)          $     --
Benefit for income taxes ..........................                                    (1,674)                --
                                                             ----        ----        --------           --------
Net loss on disposal of discontinued segment ......                                  $(11,326)          $     --
                                                             ====        ====        ========           ========

         The loss on disposal includes the writedown of assets of the hockey business ($10,750,000) to estimated net realizable value, the provision for operating losses during the phaseout period of $1,500,000 and the estimated costs to dispose of this business of $750,000.

Note 3:           Credit Facility

         On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000,000 five-year term credit agreement with a new lender. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $15,000,000 seasonal advance from November through April. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.25 percent. A commitment fee of 0.50 percent is charged on any unused portion of the facility.

         On May 15, 2000 the Company and its lenders amended the credit agreement to convert $2,500,000 of the seasonal advance portion of the facility to a term loan. The amount of seasonal advance available to the Company was reduced by the amount of the term loan. The term loan provides for monthly installment payments and the aggregate outstanding principal balance of the term loan becomes due and payable in full on the termination date of the credit facility. The term loan bears interest at LIBOR plus 2.50 percent.

         The credit facility includes various restrictions, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio of 1 to 1 and limit capital expenditures and the payment of dividends. Certain restrictions contained in the credit facility require, based on current accounting literature, that debt under the facility, with the exception of the term loan component, be classified as current.

Note 4:           Inventories

         Inventories consisted of the following (in thousands):


                                             May 31,           August 31,
                                              2000                1999
                                            --------           ---------
         Raw materials ......               $  7,943            $  7,885
         Work in process ....                  2,370               1,253
         Finished goods .....                 29,461              26,082
                                            --------            --------
                                            $ 39,774            $ 35,220
                                            ========            ========

Note 5:           Comprehensive Income

         For the nine months ended May 31, 2000 comprehensive loss was $9,846,000 compared with comprehensive income of $2,491,000 for the nine months ended May 31, 1999.

Note 6:           Operating Segments

         In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," which establishes standards for reporting information about reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. This Statement allows aggregation of similar operating segments into a single reportable operating segment if the businesses are considered similar under the criteria of this Statement. The Company has four operating segments based on its product categories, which in applying the aggregation criteria of this Statement have been aggregated into two reportable segments: Sports Equipment and Licensing.

         The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball and football. The licensing segment licenses the Rawlings brand name on products sold by other companies, including products such as golf equipment, footwear, and activewear. There are no determinable operating expenses for the licensing segment. The accounting policies of the segments are the same as those for the Company. The revenues generated and long-lived assets located outside the United States are not significant and therefore, separate presentation is not required.

                                                                     Nine Months Ended
                                                                          May 31,
                                                                  2000               1999
                                                -----           ---------------------------
         Net revenues
               Sports equipment                                 $139,428           $128,712
               Licensing                                           4,252              4,380
                                                -----           --------           --------
         Consolidated net revenues                              $143,680           $133,092
                                                =====           ========           ========

         Operating income (loss)
               Sports equipment                                 $  7,894           $  4,324
               Licensing                                           4,252              4,380
                                                -----           --------           --------
         Consolidated operating income                          $ 12,146           $  8,704
                                                =====           ========           ========


                                                    May 31,         August 31,
                                                     2000              1999
                                                  ----------        ----------
Total assets
      Sports equipment                            $  113,476        $   98,898
      Licensing                                        1,934             1,229
      Net assets of discontinued segment               1,940            20,548
                                                  ----------        ----------
Consolidated total assets                         $  117,350        $  120,675
                                                  ==========        ==========