Form 10-Q
period 2000-09-30
BULL RUN CORP
filed 2000-11-14
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _______________ .


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,085,477 shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                      SEPTEMBER 30,         JUNE 30,
                                                                          2000                2000
                                                                        ---------           ---------
ASSETS
Current assets:
   Cash and cash equivalents                                            $     811           $     619
   Accounts receivable, net of allowance of $652 and $1,155
      as of September 30, 2000 and June 30, 2000, respectively             48,630              45,682
   Inventories                                                                714                 648
   Prepaid costs and expenses                                              10,421               8,231
   Net assets of discontinued segment                                       1,326               6,286
                                                                        ---------           ---------
          Total current assets                                             61,902              61,466

Property and equipment, net                                                 6,760               6,868
Investment in affiliated companies                                         77,035              77,935
Goodwill                                                                   63,855              64,647
Customer base and trademarks                                               23,530              23,836
Other assets                                                               11,468               2,714
Net noncurrent assets of discontinued segment                               2,853               4,385
                                                                        ---------           ---------

                                                                        $ 247,403           $ 241,851
                                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                    $   8,000           $  10,000
   Accounts payable                                                         2,874               2,690
   Accrued and other liabilities                                           33,237              28,885
   Deferred income taxes                                                      670                 670
                                                                        ---------           ---------
          Total current liabilities                                        44,781              42,245

Long-term debt                                                            126,094             122,794
Deferred income taxes                                                       4,855               3,924
Other liabilities                                                           3,234               3,268
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000 shares;
      issued 35,627 shares)                                                   356                 356
   Additional paid-in capital                                              76,123              76,123
   Treasury stock, at cost (542 shares)                                    (1,393)             (1,393)
   Retained earnings (accumulated deficit)                                 (6,647)             (5,466)
                                                                        ---------           ---------
          Total stockholders' equity                                       68,439              69,620
                                                                        ---------           ---------

                                                                        $ 247,403           $ 241,851
                                                                        =========           =========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ---------------------------
                                                                                 2000               1999
                                                                               --------           --------
Revenue from services rendered                                                 $ 24,244           $    670
Operating costs and expenses:
   Direct operating costs for services rendered                                  16,191
   Selling, general and administrative                                            8,581                400
   Amortization of acquisition intangibles                                        1,137
                                                                               --------           --------
                                                                                 25,909                400
                                                                               --------           --------
         Operating income (loss)                                                 (1,665)               270
Other income (expense):
   Equity in earnings (losses) of affiliated companies                             (984)               630
   Net change in value of certain derivative instruments                           (123)
   Interest and dividend income                                                     247                226
   Interest expense                                                              (3,062)            (1,317)
   Debt issue cost amortization                                                    (814)                (8)
   Other income (expense), net                                                      303                104
                                                                               --------           --------
         Loss from continuing operations before income taxes and
            cumulative effect adjustment                                         (6,098)               (95)
Income tax benefit                                                                1,757                118
                                                                               --------           --------
         Income (loss) from continuing operations before cumulative
            effect adjustment                                                    (4,341)                23
Cumulative effect of accounting change (net of tax benefit of $1,766)             3,160
                                                                               --------           --------
         Income (loss) from continuing operations                                (1,181)                23
Income from discontinued operations (net of tax provision of $335)                                     460
                                                                               --------           --------
         Net income (loss)                                                     $ (1,181)          $    483
                                                                               ========           ========

Earnings (loss) per share:
   Basic:
    Income (loss) from continuing operations before cumulative effect
      of accounting change                                                     $  (0.12)          $   0.00
    Cumulative effect of accounting change                                         0.09               0.00
    Income from discontinued segment                                               0.00               0.02
                                                                               --------           --------
                                                                               $  (0.03)          $   0.02
                                                                               ========           ========
   Diluted:
    Income (loss) from continuing operations before cumulative effect
      of accounting change                                                     $  (0.12)          $   0.00
    Cumulative effect of accounting change                                         0.09               0.00
    Income from discontinued segment                                               0.00               0.02
                                                                               --------           --------
                                                                               $  (0.03)          $   0.02
                                                                               ========           ========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    -------------------------
                                                                                     2000              1999
                                                                                    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $(1,181)          $   483
Income from discontinued segment                                                                         (460)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) continuing operations:
 Cumulative effect of accounting change                                              (3,160)
 Net change in value of certain derivative instruments                                  123
 Provision for bad debts                                                                 25
 Depreciation and amortization                                                        2,349                 9
 Equity in (earnings) losses of affiliated companies                                    984              (630)
 Loss on disposition of assets                                                                             64
 Deferred income taxes                                                               (1,006)              117
 Accrued preferred stock dividend income                                                (79)
 Change in operating assets and liabilities:
    Accounts receivable                                                              (2,973)                9
    Inventories                                                                         (66)
    Prepaid costs and expenses                                                       (2,198)                5
    Accounts payable and accrued expenses                                             4,451               434
    Other long-term liabilities                                                          52               164
                                                                                    -------           -------
Net cash provided by (used in) continuing operations                                 (2,679)              195
Net cash provided by (used in) discontinued operations                                  671               (96)
                                                                                    -------           -------
Net cash provided by (used in) operating activities                                  (2,008)               99
                                                                                    -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                   (268)               (7)
Investment in affiliated companies                                                      (46)              (28)
Proceeds on sale of investment                                                                            289
Increase in other assets                                                               (377)
Dividends received from affiliated company                                               41
                                                                                    -------           -------
Net cash provided by (used in) continuing operation investing activities               (650)              254
Net cash provided by (used in) discontinued operation investing activities            2,067               (90)
                                                                                    -------           -------
Net cash provided by investing activities                                             1,417               164
                                                                                    -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving lines of credit                                             4,900             2,830
Repayments on revolving lines of credit                                              (1,600)           (3,126)
Repayments on long-term debt                                                         (2,000)             (250)
Debt issue costs                                                                       (517)
Exercise of stock options                                                                                 116
                                                                                    -------           -------
Net cash provided by (used in) financing activities                                     783              (430)
                                                                                    -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    192              (167)
Cash and cash equivalents, beginning of period                                          619               323
                                                                                    -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   811           $   156
                                                                                    =======           =======

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


1.  BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the fiscal year ended June 30, 2000.

The accompanying condensed consolidated financial statements include the accounts of Bull Run Corporation and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.

Unless otherwise indicated, amounts provided in these notes to the condensed consolidated financial statements pertain to continuing operations.


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

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company. On July 1, 2000, USA was merged into Host. Capital has no operating assets. The acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based on a preliminary allocation of the purchase price. The preliminary allocation of the purchase price was based upon estimated fair values at the date of acquisition and is subject to refinement upon obtaining certain additional information. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $66,400 is being amortized on a straight-line basis over 20 years.

As a result of the anticipated reorganization, the Company accrued approximately $195 for costs to close certain duplicative office facilities and accrued approximately $1,500 in severance costs. These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. Although the Company has finalized its plans for the reduction and relocation of employees, it has not yet completed consolidation of its facilities. Any adjustment to the accrual for facility consolidation costs subsequent to September 30, 2000 is not expected to be significant. These adjustments, if any, will be reported as an increase or decrease in goodwill. Through September 30, 2000, the Company had charged approximately $891 (which consisted of cash expenditures) against the reserve, and the accrual for future costs to be incurred was approximately $804 as of September 30, 2000.

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of July 1, 1999 for the three months ended September 30, 1999, would have been as follows:

                                                            THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1999
                                                            ------------------
                        Net revenue                              $ 23,333
                        Loss from operations                       (2,250)
                        Loss from continuing operations            (4,764)
                        Net loss                                   (4,304)

                        Loss per share:
                           Basic                                  $ (0.12)
                           Diluted                                $ (0.12)

The pro forma loss from operations includes amortization of acquisition intangibles of $1,113. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.


3.  DISCONTINUED OPERATION

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth, the Company's computer printer manufacturing operation. The Company's decision to discontinue its Datasouth operations was attributable to the strategic decision to focus on the sports, affinity marketing and management businesses acquired on December 17, 1999 in the Host-USA Acquisition. On September 29, 2000, the Company sold Datasouth's inventories, property and equipment and intangible assets pertaining to the business for cash and a note payable over two years. The Company retained the receivables, accounts payable and certain accrued expenses of the Datasouth business, and expects to liquidate the remaining assets and pay the outstanding liabilities by the end of the fiscal year. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the three months ended September 30, 2000 and all prior periods presented herein have been reported as discontinued operations in the accompanying financial statements.

The estimated loss on the sale of Datasouth recorded for the fiscal year ended June 30, 2000 of $6,522 (including a provision for estimated operating losses during the disposal period) has been combined with Datasouth's operating results and presented as discontinued operations in the financial statements for the fiscal year ended June 30, 2000. Management's estimate of operating losses during the expected disposal period is based on management's estimates of the amounts for which the remaining assets will be sold. Actual amounts ultimately realized on the sale and losses incurred during the disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating results during the expected disposal period differ from the estimates that are reported as of September 30, 2000, or as management's estimates are revised, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current assets are presented net of current liabilities and noncurrent assets are presented net of noncurrent liabilities. As of June 30, 2000, net noncurrent assets included a valuation allowance of $7,419 to recognize the estimated loss on disposal.

The following is a summary of assets and liabilities of discontinued operations:

                                                     SEPTEMBER 30,        JUNE 30,
                                                          2000              2000
                                                        -------           -------
Current assets:
   Accounts receivable, net                             $ 2,945           $ 3,166
   Inventories                                                              5,501
   Other current assets                                     145               328
Current liabilities:
   Accounts payable and accrued expenses                 (1,764)           (2,709)
                                                        -------           -------
                                                        $ 1,326           $ 6,286
                                                        =======           =======

Noncurrent assets:
   Property, plant and equipment, net of
     accumulated depreciation                           $   750           $ 2,254
   Goodwill                                                                 7,419
   Other assets                                              10                38
   Deferred income taxes                                  2,093             2,093
   Provision for estimated loss on disposal of
     discontinued operations                                               (7,419)
                                                        -------           -------
                                                        $ 2,853           $ 4,385
                                                        =======           =======

The following summarizes revenues and operating results from discontinued operations:

                                                        THREE MONTHS ENDED
                                                            September 30,
                                                       ---------------------
                                                         2000          1999
                                                       -------       -------
              Revenue from printer operations          $ 4,406       $ 8,367
              Income (loss) from operations               (201)          870


No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth's assets.


4.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                        THREE MONTHS ENDED
                                                            September 30,
                                                       ---------------------
                                                         2000          1999
                                                       -------       -------

Interest paid                                          $ 3,004       $ 1,301
Income taxes paid                                          344

5.  INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                             SEPTEMBER 30,      JUNE 30,
                                                 2000             2000
                                               -------          -------

Gray Communications Systems, Inc.              $45,807          $46,057
Sarkes Tarzian, Inc.                            10,000           10,000
Rawlings Sporting Goods Company, Inc.            7,674            8,071
Total Sports, Inc.                               7,151            7,151
iHigh.com, Inc.                                  5,145            5,416
Other                                            1,258            1,240
                                               -------          -------
                                               $77,035          $77,935
                                               =======          =======

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Rawlings Sporting Goods Company, Inc. ("Rawlings"), and prior to December 17, 1999 (the date the Company consummated the Host-USA Acquisition), Host and Capital, using the equity method. Beginning December 17, 1999, the Company also accounts for its investment in iHigh.com (an investee of Host) using the equity method. The amount that the Company's equity investments exceed the Company's proportionate share of the investee's book value is being amortized over 20 to 40 years, with such amortization (totaling $466 and $488 for the three months ended September 30, 2000 and 1999, respectively) reported as a reduction (increase) in the Company's equity in earnings (losses) of affiliated companies.

Prior to the Host-USA Acquisition on December 17, 1999, the Company accounted for its investment in Host by the equity method on a six-month lag basis. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900 in equity in earnings of affiliates in the three months ended September 30, 1999 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

The aggregate operating results of affiliated companies reflecting, for the three months ended September 30, 2000: (i) Gray, iHigh.com and certain other equity investments for the three months ended September 30, 2000; and (ii) Rawlings for the three months ended August 31, 2000; and reflecting, for the three months ended September 30, 1999: (i) Gray and Capital for the three months ended September 30, 1999; (ii) Host for the three months ended March 31, 1999; and (iii) Rawlings for the three months ended August 31, 1999, were as follows:

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                       ---------------------------
                                         2000               1999
                                       --------           --------

Net revenue                            $ 70,697           $ 83,592
Income (loss) from operations             2,642             (2,050)
Net loss                                 (6,343)              (998)

6.  LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for
(a) two term loans (the "Term Loans") for borrowings totaling $95,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000 by December 17, 2000 (of which $2,000 was paid as of September 30, 2000), with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000 to $35,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500 in outstanding letters of credit. As of September 30, 2000, borrowings of $22,500 and letters of credit totaling $5,129 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $7,371 at that date. As of September 30, 2000, borrowings totaling $105,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 9.19% and borrowings of $9,600 were subject to the banks' prime rate of 9.5%. Interest on prime rate advances is payable quarterly and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly. In September 2000, the Company amended certain provisions of the credit agreement to, among other things, ease covenant restrictions. The Company will likely be required to sell certain of its investments in order to derive some portion of the $10,000 scheduled principal payment in December 2000. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

In connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal is subordinate to the bank credit agreement.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. As a result of adopting a new accounting standard effective July 1, 2000 (see Note 10), the aggregate fair market value of the interest rate swaps as of September 30, 2000 are combined with the fair market value of other derivatives and included in Other Assets.


7.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      -------------------------------
                                                                         2000                 1999
                                                                      ----------           ----------

Income (loss) from continuing operations before cumulative
   effect adjustment                                                  $   (4,341)          $       23
Cumulative effect of accounting change                                     3,160
Income from discontinued operations                                                               460
                                                                      ----------           ----------
Net income (loss)                                                     $   (1,181)          $      483
                                                                      ==========           ==========

Weighted average number of common shares outstanding for
   basic earnings (loss) per share                                        35,085               22,466
Effect of dilutive employee stock options                                                         844
                                                                      ----------           ----------
Adjusted weighted average number of common shares and
   assumed conversions for diluted earnings (loss) per share              35,085               23,310
                                                                      ==========           ==========

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative
   effect adjustment                                                  $    (0.12)          $     0.00
Cumulative effect of accounting change                                      0.09
Income from discontinued operations                                                              0.02
                                                                      ----------           ----------
Net income (loss)                                                     $    (0.03)          $     0.02
                                                                      ==========           ==========
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative
   effect adjustment                                                  $    (0.12)          $     0.00
Cumulative effect of accounting change                                      0.09
Income from discontinued operations                                                              0.02
                                                                      ----------           ----------
Net income (loss)                                                     $    (0.03)          $     0.02
                                                                      ==========           ==========

9.   SEGMENT INFORMATION

Following the Host-USA Acquisition, the Company has four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college and high school athletics ("Affinity Marketing and Production Services"); (b) event management and marketing services ("Affinity Events"); (c) association management services ("Affinity Management Services") and (d) consulting services ("Consulting"). Information for each of the Company's segments is presented below.

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        ---------------------------
                                                          2000               1999
                                                        --------           --------
Net revenues:
  Affinity Marketing and Production Services            $ 15,690           $
  Affinity Events                                          6,547
  Affinity Management Services                             2,002
  Consulting                                                   5                670
                                                        --------           --------
                                                        $ 24,244           $    670
                                                        ========           ========
Operating income (loss):
  Affinity Marketing and Production Services            $   (351)          $
  Affinity Events                                            224
  Affinity Management Services                               105
  Consulting                                                   5                670
  Amortization of acquisition intangibles                 (1,137)
  Unallocated general and administrative costs              (511)              (400)
                                                        --------           --------
                                                        $ (1,665)          $    270
                                                        ========           ========

10.  ACCOUNTING CHANGE

Effective July 1, 2000, the Company was required to adopt the Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized a cumulative effect adjustment of $3,160, representing the value of the derivatives as of July 1, 2000 of $5,097, less a deferred tax benefit of $1,937. Changes in the value of these derivatives are recognized as earnings or losses. As a result of adopting FAS 133, the aggregate fair market value of derivatives of $4,974 as of September 30, 2000 is included in Other Assets. The values of the warrants are determined using Black-Scholes option pricing models. The values of interest rate swaps are based on estimated market values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation ("Bull Run" or the "Company"), based in Atlanta, Georgia, is a sports, affinity marketing and management company through Host Communications, Inc. ("Host"), its primary operating business acquired in December 1999. Host's "Affinity Marketing and Production Services" business segment provides sports marketing and production services to a number of collegiate conferences and universities, the National Collegiate Athletic Association, and state high school associations. Host's "Affinity Events" business segment produces and manages individual events, such as the "NFL Quarterback Challenge," and several events series, including the "Hoop-It-Up(R)" 3-on-3 basketball tour and the "Toyota Golf Skills Challenge." Host's "Affinity Management Services" business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, marketing and administration.

Effective December 17, 1999, the Company acquired the stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company. In January 2000, Host's executive management team assumed executive management responsibilities for USA, and many administrative and operating functions of the two companies were combined. Effective July 1, 2000, USA was merged into Host. As used herein, "Host-USA" refers to the combined businesses of Host and USA. Capital was solely an investor in Host and has no operating business.

The Company also has significant investments in other sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; Total Sports, Inc. ("Total Sports"), a sports content Internet company; and iHigh.com, Inc. ("iHigh.com"), a company developing a network of Internet web sites focused on high school sports and activities. From time to time, the Company provides consulting services to Gray, in connection with Gray's acquisitions and dispositions. The Company and Gray have entered into an agreement whereby Gray has the option to acquire the shares of Tarzian owned by the Company.

As of September 30, 2000, the Company owned approximately: 13.1% of the outstanding common stock of Gray (representing 26.2% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.2% of the outstanding common stock of Rawlings, in addition to warrants for the purchase of additional shares of Rawlings common stock; 10.6% of the outstanding capital stock of Total Sports; and 37.0% of the outstanding common stock of iHigh.com.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth Computer Corporation ("Datasouth"), the Company's wholly owned computer printer manufacturing business segment. The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. On September 29, 2000, the Company sold Datasouth's inventories, property and equipment and intangible assets pertaining to the business. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of September 30, 2000 and June 30, 2000, and for the three months ended September 30, 1999 have been reflected as discontinued operations in the accompanying consolidated financial statements. An estimate of Datasouth's operating loss subsequent to the decision to discontinue the business, including the results for the three months ended September 30, 2000, was accrued and reported as of June 30, 2000.

RESULTS OF OPERATIONS -
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues associated with continuing operations for the three months ended September 30, 2000 were $24,244,000 compared to $670,000 for the same period in 1999. For the three months ended September 30, 2000, the Affinity Marketing and Production Services segment revenue was $15,690,000, Affinity Events segment revenue was $6,547,000 and Affinity Management Services segment revenue was $2,002,000. Consulting revenue was $5,000 and $670,000 for the three months ended September 30, 2000 and 1999, respectively. The Company's Affinity Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company's Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and September 30, since much of the revenue derived in this segment is currently generated during the Hoop-It-Up(R) 3-on-3 basketball tour, which begins in March and runs through October in each year.

Operating costs and expenses of $25,909,000 for the three months ended September 30, 2000 included $24,261,000 associated with the operations of Host, plus $1,137,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition. Excluding the effects of Host and the amortization expense, total costs and expenses for the three months ended September 30, 2000 increased $111,000 from the same period last year due to an increase in general and administrative expenses.

Equity in earnings (losses) of affiliated companies, totaling $(984,000) and $630,000 for the three months ended September 30, 2000 and 1999, respectively, included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) solely in 2000, iHigh.com and certain other equity investments; and (d) solely in 1999, Host and Capital, net of goodwill amortization totaling $466,000 and $488,000 in 2000 and 1999, respectively. In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the three months ended September 30, 1999 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

Interest and dividend income of $247,000 and $226,000 for the three months ended September 30, 2000 and 1999, respectively, was primarily derived from dividends on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $3,062,000 from $1,317,000 for the three months ended September 30, 2000 compared to the same period in the prior year, primarily as a result of financing the Host-USA Acquisition in December 1999 and, to a lesser extent, an increase in interest rates. In February 2000, the Company issued approximately 305,000 shares of its common stock to a director of the Company who personally guaranteed up to $75 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,219,000, is being amortized over one year, and approximately $305,000 is included in debt issue cost amortization for the three months ended September 30, 2000. In addition, the Company recognized a $395,000 non-cash expense to reduce unamortized debt issue costs as a result of amending certain terms of its bank credit agreement, including a revision in the maturity date of the credit facilities provided under the agreement. Unamortized fees as of September 30, 2000 of $980,000 are being amortized over the remaining term of the credit facilities.

Other income for the three months ended September 30, 2000 and 1999 consisted primarily of income on an option agreement with Gray whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000 plus related costs.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in continuing operations for the three months ended September 30, 2000 was $2,679,000, compared to cash provided by continuing operations of $195,000 for the same period in 1999. In the three months ended September 30, 2000, receivables increased $2,973,000; prepaid costs and expenses increased $2,198,000; accounts payable and accrued expenses increased $4,451,000 due, in each case, primarily to the seasonality of the Company's Affinity Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons which generally run from late August through late March or early April. Cash provided by discontinued operations was $671,000 for the three months ended September 30, 2000, compared to cash used in discontinued operations of $96,000 in the same period of the prior year. The difference in cash provided by (used in) discontinued operations was primarily a result of reductions in inventories in the current year.

Cash used in continuing operation investing activities was $650,000 for the three months ended September 30, 2000 as a result of capital expenditures and an increase in other assets. Cash provided by continuing operation investing activities for the three months ended September 30, 1999 was $254,000 as a result of proceeds on the sale of an investment of $289,000. Net cash provided by discontinued operation investing activities was $2,067,000 in the three months ended September 30, 2000 as a result of cash proceeds on the sale of Datasouth assets received through that date. Net cash used in discontinued operation investing activities was $90,000 in the three months ended September 30, 1999, consisting of capital expenditures and costs incurred in connection with an acquisition of a business.

Cash provided by financing activities was $783,000 for the three months ended September 30, 2000 as a result of net borrowings under the Company's revolving bank credit facility, less a $2,000,000 payment made on the outstanding principal of a term note facility with the bank. Cash used in financing activities was $430,000 for the three months ended September 30, 1999, primarily as a result of net payments on the Company's revolving bank credit facilities.

The Company is a party to two interest rate swap agreements described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $100,000 as of September 30, 2000.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and Gray common stock owned by the Company, anticipated extension fees on the option agreement with Gray relating to the shares of Tarzian owned by the Company and cash flow from operations will be sufficient to fund its debt service, working capital requirements and capital spending requirements for at least the next 12 months. The Company believes that the required repayment of a portion of the $8,000,000 principal payment due under the Company's credit facility in December 2000 may require the sale of certain investments, and is currently expected to include a redemption by Gray of some of the Gray preferred stock owned by the Company. Since the Company's investments generally consist of common stock, whose sale is restricted under applicable securities laws, and Gray preferred stock, the redemption of which is subject to Gray's capacity and willingness to redeem preferred stock, there can be no assurance that the Company will be able to sell such investments or that Gray will redeem preferred stock. Nevertheless, the Company believes that it has adequate resources from which to derive the necessary funds for the $8,000,000 payment.

INTEREST RATE AND MARKET RISK

The Company is exposed to changes in interest rates due to the Company's financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in Note 6 to the Condensed Consolidated Financial Statements) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company's debt profile at September 30, 2000 and 1999, a 1% increase in market interest rates would increase interest expense and decrease income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $173,000 for the three months ended September 30, 2000 and $118,000 for the three months ended September 30, 1999. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving effect to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and warrants to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly-traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies (as described in Note 5 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments and related warrants would increase or decrease the aggregate market value by approximately $6.5 million as of September 30, 2000 and $6.3 million as of June 30, 2000.

ACCOUNTING CHANGE

Effective July 1, 2000, the Company was required to adopt the Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized a cumulative effect adjustment of $3,160,000, representing the value of the derivatives as of July 1, 2000 of $5,097,000, less a deferred tax benefit of $1,937,000. Changes in the value of these derivatives are recognized as earnings or losses.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's, Gray's and Rawlings' leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iii) the Company's and Rawlings' businesses are seasonal; (iv) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (v) the Company's and Rawlings' businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; and (vi) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder.


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27.1 - Financial Data Schedule - Sep-30-2000 (for SEC use only)

         Exhibit 27.2 - Financial Data Schedule - Restated Sep-30-1999 (for SEC
                        use only)


(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BULL RUN CORPORATION




Date:  November 13, 2000                     By: /s/ FREDERICK J. ERICKSON
                                                 -------------------------------
                                             Frederick J. Erickson
                                             Vice President-Finance, Treasurer
                                             and Assistant Secretary