Form 10-Q
period 2000-12-31
BULL RUN CORP
filed 2001-02-14
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,085,477 shares of Common Stock, par value $.01 per share, were outstanding as of January 31, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Amounts in thousands)

                                                                    December 31,       June 30,
                                                                       2000              2000
                                                                     ---------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   1,847         $     619
   Accounts receivable, net of allowance of $239 and $1,155
      as of December 31, 2000 and June 30, 2000, respectively           47,612            45,682
   Inventories                                                             664               648
   Prepaid costs and expenses                                           17,558             8,231
   Income taxes receivable                                               2,093               459
   Deferred income taxes                                                   750
   Net assets of discontinued segment                                                      6,286
                                                                     ---------         ---------
          Total current assets                                          70,524            61,925
Property and equipment, net                                              6,941             6,868
Investment in affiliated companies                                      64,756            77,935
Goodwill                                                                59,406            64,647
Customer base and trademarks                                            25,239            23,836
Other assets                                                            17,201             2,714
Net noncurrent assets of discontinued segment                            2,853             4,385
                                                                     ---------         ---------
                                                                     $ 246,920         $ 242,310
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                 $ 112,490         $  10,000
   Accounts payable                                                      4,557             2,690
   Accrued and other liabilities                                        39,106            29,344
   Deferred income taxes                                                                     670
   Net liabilities of discontinued segment                                  33
                                                                     ---------         ---------
          Total current liabilities                                    156,186            42,704
Long-term debt                                                          19,184           122,794
Deferred income taxes                                                    1,964             3,924
Other liabilities                                                        4,097             3,268
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000 shares;
      issued 35,627 shares)                                                356               356
   Additional paid-in capital                                           76,123            76,123
   Other comprehensive accumulated loss                                   (860)
   Treasury stock, at cost (542 shares)                                 (1,393)           (1,393)
   Retained earnings (accumulated deficit)                              (8,737)           (5,466)
                                                                     ---------         ---------
          Total stockholders' equity                                    65,489            69,620
                                                                     ---------         ---------
                                                                     $ 246,920         $ 242,310
                                                                     =========         =========


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                 Three Months Ended            Six Months Ended
                                                                     December 31,                 December 31,
                                                               -----------------------       ----------------------
                                                                 2000           1999           2000           1999
                                                               --------       --------       --------       -------
Revenue from services rendered                                 $ 36,880       $  6,720       $ 61,124       $ 7,390
Operating costs and expenses:
   Direct operating costs for services rendered                  25,879          5,036         42,070         5,036
   Selling, general and administrative                            9,304          1,872         17,885         2,272
   Amortization of acquisition intangibles                        1,020            187          2,157           187
                                                               --------       --------       --------       -------
                                                                 36,203          7,095         62,112         7,495
                                                               --------       --------       --------       -------
          Operating income (loss)                                   677           (375)          (988)         (105)
Other income (expense):
   Equity in earnings (losses) of affiliated companies             (489)          (763)        (1,473)         (134)
   Gain on issuance of shares by affiliate                                       2,492                        2,492
   Reduction in valuation of investment in affiliate             (6,180)                       (6,180)
   Net change in value of certain derivative instruments          6,050                         5,927
   Interest and dividend income                                     256            229            503           455
   Interest expense                                              (3,175)        (1,658)        (6,237)       (2,975)
   Debt issue cost amortization                                    (440)          (107)        (1,254)         (114)
   Other income (expense), net                                      642            283            945           387
                                                               --------       --------       --------       -------
          Income (loss) from continuing operations before
            income taxes and cumulative effect adjustment        (2,659)           101         (8,757)            6
Income tax benefit (provision)                                      569             (5)         2,326           113
                                                               --------       --------       --------       -------
          Income (loss) from continuing operations before
              cumulative effect adjustment                       (2,090)            96         (6,431)          119
Cumulative effect of accounting change (net of tax
    benefit of $1,766)                                                                          3,160
                                                               --------       --------       --------       -------
          Income (loss) from continuing operations               (2,090)            96         (3,271)          119
Income (loss) from discontinued operations (net of tax
    provision of $13 and $348, respectively)                                       (56)                         404
                                                               --------       --------       --------       -------
          Net income (loss)                                    $ (2,090)      $     40       $ (3,271)      $   523
                                                               --------       --------       --------       -------
Earnings (loss) per share:
   Basic:
    Income (loss) from continuing operations before
       cumulative effect of accounting change                  $  (0.06)      $   0.00       $  (0.18)      $  0.00
    Cumulative effect of accounting change                         0.00           0.00           0.09          0.00
    Income from discontinued segment                               0.00           0.00           0.00          0.02
                                                               --------       --------       --------       -------
                                                               $  (0.06)      $   0.00       $  (0.09)      $  0.02
                                                               --------       --------       --------       -------
   Diluted:
    Income (loss) from continuing operations before
       cumulative effect of accounting change                  $  (0.06)      $   0.00       $  (0.18)      $  0.00
    Cumulative effect of accounting change                         0.00           0.00           0.09          0.00
    Income from discontinued segment                               0.00           0.00           0.00          0.02
                                                               --------       --------       --------       -------
                                                               $  (0.06)      $   0.00       $  (0.09)      $  0.02
                                                               ========       ========       ========       =======


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in thousands)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                    -------------------------
                                                                                      2000             1999
                                                                                    --------         --------
Cash flows from operating activities:
Net income (loss)                                                                   $ (3,271)        $    523
Income from discontinued segment                                                                         (404)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    continuing operations:
 Cumulative effect of accounting change                                               (3,160)
 Reduction in valuation of investment in affiliate                                     6,180
 Gain on issuance of shares by affiliate                                                               (2,492)
 Net change in value of certain derivative instruments                                (5,927)
 Provision for bad debts                                                                  32
 Depreciation and amortization                                                         4,197              398
 Equity in losses of affiliated companies                                              1,473              134
 Loss on disposition of assets                                                                             64
 Deferred income taxes                                                                (2,035)          (1,070)
 Accrued preferred stock dividend income                                                 (79)
 Change in operating assets and liabilities:
    Accounts receivable                                                               (2,638)           4,457
    Inventories                                                                           16
    Prepaid costs and expenses                                                        (9,318)             (92)
    Accounts payable and accrued expenses                                             10,121            2,660
    Other long-term liabilities                                                          999               38
                                                                                    --------         --------
Net cash used in continuing operations                                                (3,410)           4,216
Net cash provided by  discontinued operations                                          1,996              692
                                                                                    --------         --------
Net cash provided by (used in) operating activities                                   (1,414)           4,908
                                                                                    --------         --------
Cash flows from investing activities:
Capital expenditures                                                                    (582)              (8)
Investment in affiliated companies                                                       (46)          (1,614)
Proceeds on sale of investments                                                        5,000              289
Acquisition of businesses                                                               (738)         (43,427)
Increase in other assets                                                                (178)
Dividends received from affiliated company                                               105               81
                                                                                    --------         --------
Net cash provided by (used in) continuing operation investing activities               3,561          (44,679)
Net cash provided by (used in) discontinued operation investing activities             1,978             (570)
                                                                                    --------         --------
Net cash provided by (used in) investing activities                                    5,539          (45,249)
                                                                                    --------         --------
Cash flows from financing activities:
Borrowings from revolving lines of credit                                             18,250           26,793
Repayments on revolving lines of credit and notes payable                            (10,550)         (31,089)
Borrowings from long-term debt                                                                         95,000
Repayments on long-term debt                                                         (10,000)         (47,165)
Debt issue costs                                                                        (597)          (1,170)
Exercise of stock options                                                                                 587
                                                                                    --------         --------
Net cash provided by (used in) financing activities                                   (2,897)          42,956
                                                                                    --------         --------
Net increase in cash and cash equivalents                                              1,228            2,615
Cash and cash equivalents, beginning of period                                           619              323
                                                                                    --------         --------
Cash and cash equivalents, end of period                                            $  1,847         $  2,938
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

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company. On July 1, 2000, USA was merged into Host. Capital has no operating assets. The Host-USA Acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based upon estimated fair values at the date of acquisition. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $62,700 is being amortized on a straight-line basis over 20 years.

As a result of the anticipated reorganization of Host and USA, the Company accrued approximately $195 for costs to close certain duplicative office facilities and accrued approximately $1,500 in severance costs. These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. Through December 31, 2000, the Company had charged approximately $1,144 (which consisted of cash expenditures) against the reserve, and the accrual for future costs to be incurred was approximately $551 as of December 31, 2000.

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of July 1, 1999 for the three months and six months ended December 31, 1999, would have been as follows:

                                                         Three Months Ended          Six Months Ended
                                                          December 31, 1999          December 31, 1999
                                                         ------------------          -----------------
       Net revenue                                         $ 41,270                      $ 64,603
       Income (loss) from operations                            383                        (1,867)
       Income (loss) from continuing operations                 349                        (4,414)
       Net income (loss)                                        293                        (4,010)

       Earnings (loss) per share:
          Basic                                              $ 0.01                       $ (0.12)
          Diluted                                            $ 0.01                       $ (0.12)


The pro forma income (loss) from operations includes amortization of acquisition intangibles of $1,018 and $2,131 for the three months and six months ended December 31, 1999, respectively. These pro forma results are not necessarily indicative of actual results that might have occurred if the operations and management of the Company and the acquired companies had been combined in prior years.


3. DISCONTINUED OPERATION

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth, the Company's computer printer manufacturing operation. The Company's decision to discontinue its Datasouth operations was attributable to the strategic decision to focus on the sports, affinity marketing and management businesses acquired on December 17, 1999 in the Host-USA Acquisition. On September 29, 2000, the Company sold Datasouth's inventories, property and equipment and intangible assets pertaining to the business for cash and a note payable over two years. The Company retained the receivables, accounts payable and certain accrued expenses of the Datasouth business, and expects to liquidate the remaining assets and pay the outstanding liabilities by the end of the current fiscal year. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the three months and six months ended December 31, 2000 and all prior periods presented herein have been reported as discontinued operations in the accompanying financial statements.

The estimated loss on the sale of Datasouth recorded for the fiscal year ended June 30, 2000 (including a provision for estimated operating losses during the disposal period) was combined with Datasouth's operating results and presented as discontinued operations in the financial statements for the fiscal year ended June 30, 2000. Management's estimate of operating losses during the expected disposal period is based on management's estimate of the amounts for which the remaining assets will be sold. Actual amounts ultimately realized on the sale and losses incurred during the disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating results during the expected disposal period differ from the estimates that are reported as of December 31, 2000, or as management's estimates are revised, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current liabilities are presented net of current assets and noncurrent assets are presented net of noncurrent liabilities. As of June 30, 2000, net noncurrent assets included a valuation allowance of $7,419 to recognize the estimated loss on disposal.

The following is a summary of assets and liabilities of discontinued operations:

                                                                       December 31,      June 30,
                                                                           2000            2000
                                                                         -------         -------
         Current assets:
             Accounts receivable, net                                    $   202         $ 3,166
             Inventories                                                                   5,501
             Other current assets                                             17             328
         Current liabilities:
             Accounts payable and accrued expenses                          (252)         (2,709)
                                                                         -------         -------
         Net current assets (liabilities) of discontinued segment        $   (33)        $ 6,286
                                                                         =======         =======

         Noncurrent assets:
             Property, plant and equipment, net of
               accumulated depreciation                                  $   750         $ 2,254
             Goodwill                                                                      7,419
             Other assets                                                     10              38
             Deferred income taxes                                         2,093           2,093
             Provision for estimated loss on disposal of
               discontinued operations                                                    (7,419)
                                                                         -------         -------
         Net noncurrent assets of discontinued segment                   $ 2,853         $ 4,385
                                                                         =======         =======

The following summarizes revenues and operating results from discontinued operations:

                                                Three Months Ended          Six Months Ended
                                                   December 31,                December 31,
                                                ------------------        ---------------------
                                                      1999                  2000          1999
                                                    -------               -------       -------
         Revenue from printer operations            $ 6,521               $ 4,406       $14,889
         Income (loss) from operations                  (43)                 (201)          752


No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth's assets.


4. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                    Six Months Ended
                                                      December 31,
                                                 ----------------------
                                                  2000           1999
                                                 -------        -------
          Interest paid                          $ 6,194        $ 3,014
          Income taxes paid (received)               342            (16)

5. INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                                    December 31,     June 30,
                                                        2000           2000
                                                      -------        -------

         Gray Communications Systems, Inc.            $40,595        $46,057
         Sarkes Tarzian, Inc.                          10,000         10,000
         Rawlings Sporting Goods Company, Inc.          7,650          8,071
         Total Sports, Inc.                                            7,151
         iHigh.com, Inc.                                4,806          5,416
         Other                                          1,705          1,240
                                                      -------        -------
                                                      $64,756        $77,935
                                                      =======        =======

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Rawlings Sporting Goods Company, Inc. ("Rawlings"), and prior to December 17, 1999 (the date the Company consummated the Host-USA Acquisition), Host and Capital, using the equity method. Beginning December 17, 1999, the Company also accounts for its investment in iHigh.com (an investee of Host) using the equity method. The amount that the Company's equity investments exceed the Company's proportionate share of the investee's book value is being amortized over 20 to 40 years, with such amortization (amounting to $254 and $529 for the six months ended December 31, 2000 and 1999, respectively) reported as a reduction (increase) in the Company's equity in earnings (losses) of affiliated companies.

Prior to the Host-USA Acquisition on December 17, 1999, the Company accounted for its investment in Host by the equity method on a six-month lag basis. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

In November 2000, Total Sports, Inc. was sold to Quokka Sports. Inc. In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka Sports common stock and warrants to purchase Quokka Sports common stock. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the current fair market value of the Quokka Sports common stock received in the exchange, recognizing a pretax loss of $6,180 in the three months and six months ended December 31, 2000. Subsequent to the effective date of the exchange, the value of the Company's investment in Quokka Sports common stock declined an additional $1,387, and is recorded on the balance sheet under "Stockholders' equity" as "Other comprehensive accumulated loss" (net of a deferred income tax benefit of $527) as of December 31, 2000.

In December 2000, Gray redeemed a portion of the Company's investment in Gray's series A 8% preferred stock with an aggregate redemption value of $5,000, resulting in proceeds to the Company of $5,000.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900 in equity in earnings of affiliates in the six months ended December 31, 1999 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

The aggregate operating results of affiliated companies reflecting, for the three months and six months ended December 31, 2000: (i) Gray, iHigh.com and certain other equity investments for the three months and six months ended December 31, 2000; and (ii) Rawlings for the three months and six months ended November 30, 2000; and reflecting, for the three months and six months ended December 31, 1999: (i) Gray and Capital for the three months and six months ended December 31, 1999; (ii) Host for the three months and six months ended June 30, 1999; and (iii) Rawlings for the three months and six months ended November 30, 1999, were as follows:

                                               Three Months Ended                  Six Months Ended
                                                   December 31,                       December 31,
                                            --------------------------        --------------------------
                                              2000              1999             2000             1999
                                            --------          --------        ---------        ---------
          Net revenue                       $ 84,482          $ 88,580        $ 155,179        $ 172,172
          Income from operations               9,965             7,234           12,607            5,184
          Net loss                              (527)           (4,455)          (6,150)          (5,453)


6. LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for
(a) two term loans (the "Term Loans") for borrowings totaling $85,000 as of December 31, 2000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000 to $35,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver, including outstanding letters of credit, are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly. As of December 31, 2000, borrowings of $26,900 and a letter of credit totaling $25 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $3,075 at that date. As of December 31, 2000, borrowings totaling $100,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 9.13% and borrowings of $11,000 were subject to the banks' prime rate of 9.5%. Interest on prime rate advances is payable quarterly and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

In connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal is subordinate to the bank credit agreement.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000 of its outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. As a result of adopting a new accounting standard effective July 1, 2000 (see Note 11), the aggregate fair market value of the interest rate swaps as of December 31, 2000 is combined with the fair market value of other derivatives and included in the balance sheet as a component of "Other assets."


7. INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

8. COMPREHENSIVE NET INCOME (LOSS)

Comprehensive net income (loss) is as follows:

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                    -----------------------         -----------------------
                                                      2000            1999            2000           1999
                                                    -------         -------         -------         -------
Net income (loss)                                   $(2,090)        $    40         $(3,271)        $   523
Other comprehensive loss:
   Change in the valuation of available-for-
     sale investments, net of tax of $527              (860)                           (860)
                                                    -------         -------         -------         -------
Comprehensive net income (loss)                     $(2,950)        $    40         $(4,131)        $   523
                                                    =======         =======         =======         =======

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        DECEMBER 31,                        DECEMBER 31,
                                                               -----------------------------        -----------------------------
                                                                   2000              1999              2000               1999
                                                               ----------         ----------        ----------         ----------

Income (loss) from continuing operations before cumulative
   effect adjustment                                           $   (2,090)        $       96        $   (6,431)        $      119
Cumulative effect of accounting change                                                                   3,160
Income from discontinued operations                                                      (56)                                 404
                                                               ----------         ----------        ----------         ----------
Net income (loss)                                              $   (2,090)        $       40        $   (3,271)        $      523
                                                               ==========         ==========        ==========         ==========

Weighted average number of common shares outstanding for
   basic earnings (loss) per share                                 35,085             24,080            35,085             23,274
Effect of dilutive employee stock options                                              1,241                                1,042
                                                               ----------         ----------        ----------         ----------
Adjusted weighted average number of common shares and
   assumed conversions for diluted earnings (loss) per share       35,085             25,321            35,085             24,316
                                                               ==========         ==========        ==========         ==========

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative
   effect adjustment                                           $    (0.06)        $     0.00        $    (0.18)        $     0.00
Cumulative effect of accounting change                                                                    0.09
Income from discontinued operations                                                     0.00                                 0.02
                                                               ----------         ----------        ----------         ----------
Net income (loss)                                              $    (0.06)        $     0.00        $    (0.09)        $     0.02
                                                               ==========         ==========        ==========         ==========
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative
   effect adjustment                                           $    (0.06)        $     0.00        $    (0.18)        $     0.00
Cumulative effect of accounting change                                                                    0.09
Income from discontinued operations                                                     0.00                                 0.02
                                                               ----------         ----------        ----------         ----------
Net income (loss)                                              $    (0.06)        $     0.00        $    (0.09)        $     0.02
                                                               ==========         ==========        ==========         ==========

10. SEGMENT INFORMATION

Following the Host-USA Acquisition, the Company has four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college and high school athletics ("Affinity Marketing and Production Services"); (b) event management and marketing services ("Affinity Events"); (c) association management services ("Affinity Management Services") and (d) consulting services ("Consulting"). Information for each of the Company's segments is presented below. The Affinity Marketing and Production Services, Affinity Events and Affinity Management Services segments were acquired on December 17, 1999; therefore, 1999 data only includes the results of operations for the period from December 18, 1999 through December 31, 1999.

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             DECEMBER 31,                      DECEMBER 31,
                                                      -------------------------         -------------------------
                                                        2000             1999             2000             1999
                                                      --------         --------         --------         --------
Net revenues:
  Affinity Marketing and Production Services          $ 26,910         $  5,452         $ 42,600         $  5,452
  Affinity Events                                        6,912              296           13,459              296
  Affinity Management Services                           3,052              343            5,054              343
  Consulting                                                 6              629               11            1,299
                                                      --------         --------         --------         --------
                                                      $ 36,880         $  6,720         $ 61,124         $  7,390
                                                      ========         ========         ========         ========
Operating income (loss):
  Affinity Marketing and Production Services          $  3,688         $   (269)        $  3,336         $   (269)
  Affinity Events                                       (1,986)            (250)          (1,762)            (250)
  Affinity Management Services                             530               65              636               65
  Consulting                                                 6              629               11            1,299
  Amortization of acquisition intangibles               (1,020)            (187)          (2,157)            (187)
  Unallocated general and administrative costs            (541)            (363)          (1,052)            (763)
                                                      --------         --------         --------         --------
                                                      $    677         $   (375)        $   (988)        $   (105)
                                                      ========         ========         ========         ========


11. ACCOUNTING CHANGE

Effective July 1, 2000, the Company was required to adopt the Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized the cumulative effect of the accounting change of $3,160, representing the value of the derivatives as of July 1, 2000 of $5,097, less a deferred tax benefit of $1,937. Changes in the value of these derivatives are recognized as earnings or losses. As a result of adopting FAS 133, the aggregate fair market value of derivatives of $11,158 as of December 31, 2000 is included in the balance sheet as a component of "Other assets." The valuation of warrants is predominantly based on an independent appraisal, and the values of interest rate swaps are based on estimated market values.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bull Run Corporation ("Bull Run" or the "Company"), based in Atlanta, Georgia, is a sports, affinity marketing and management company through Host Communications, Inc. ("Host"), its primary operating business acquired in December 1999. Host's "Affinity Marketing and Production Services" business segment provides sports marketing and production services to a number of collegiate conferences and universities, the National Collegiate Athletic Association, and state high school associations. Host's "Affinity Events" business segment produces and manages individual events, such as the "NFL Quarterback Challenge," and several events series, including the "Hoop-It-Up(R)" 3-on-3 basketball tour and the "Toyota Golf Skills Challenge." In October 2000, Host acquired Summit Sports & Events, Inc. ("Summit"), which adds Summit's "Roundball Ruckus" 3-on-3 basketball tour and Summit's "Sunny Delight 3-v-3 Soccer" tour to the Affinity Events segment. Host's "Affinity Management Services" business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, marketing and administration.

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

The Company also has significant investments in other sports and media companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; and iHigh.com, Inc. ("iHigh"), a high school marketing network. From time to time, the Company provides consulting services to Gray, in connection with Gray's acquisitions and dispositions. The Company and Gray have entered into an agreement whereby Gray has the option to acquire the shares of Tarzian owned by the Company.

As of December 31, 2000, the Company owned approximately: 13.1% of the outstanding common stock of Gray (representing 26.2% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.1% of the outstanding common stock of Rawlings, in addition to warrants for the purchase of additional shares of Rawlings common stock; and 37.0% of the outstanding common stock of iHigh.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth Computer Corporation ("Datasouth"), the Company's wholly owned computer printer manufacturing business segment. The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. On September 29, 2000, the Company sold Datasouth's inventories, property and equipment and intangible assets pertaining to the business. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of December 31, 2000 and June 30, 2000, and for the six months ended December 31, 2000 and the three months and six months ended December 31, 1999 have been reflected as discontinued operations in the accompanying consolidated financial statements. An estimate of

Datasouth's operating loss subsequent to the decision to discontinue the business, including the results for the three months ended September 30, 2000, was accrued and reported as of June 30, 2000.

Results of Operations -
Three Months Ended December 31, 2000 Compared To Three Months Ended December 31, 1999

Total revenues associated with continuing operations for the three months ended December 31, 2000 were $36,880,000 compared to $6,720,000 for the same period in 1999, reflecting the operations of Host-USA for the entire 2000 period and only since the date of the Host-USA Acquisition (December 17, 1999) in the 1999 period. For the three months ended December 31, 2000, the Affinity Marketing and Production Services segment revenue was $26,910,000, Affinity Events segment revenue was $6,912,000 and Affinity Management Services segment revenue was $3,052,000, compared to $5,452,000, $296,000 and $343,000, respectively, for the period December 17, 1999 (date of the Host-USA Acquisition) to December 31, 1999. Consulting revenue from services provided to Gray was $6,000 and $629,000 for the three months ended December 31, 2000 and 1999, respectively. The Company's Affinity Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company's Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and September 30, since much of the revenue derived in this segment is currently generated during the Hoop-It-Up(R) 3-on-3 basketball tour, which begins in March and runs through October in each year.

Operating costs and expenses of $36,203,000 for the three months ended December 31, 2000 included $34,642,000 associated with the operations of Host, plus $1,020,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition and the acquisition of Summit. Operating costs and expenses of $7,095,000 for the three months ended December 31, 1999 included $6,545,000 associated with the operations of Host, plus $187,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition. Excluding the effects of Host and the amortization expense, total costs and expenses for the three months ended December 31, 2000 increased $178,000 from the same period last year due to an increase in general and administrative expenses.

Equity in earnings (losses) of affiliated companies, totaling $(489,000) and $(763,000) for the three months ended December 31, 2000 and 1999, respectively, included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) solely in 2000, iHigh and certain other equity investments; and (d) solely in 1999, Host and Capital, net of goodwill amortization totaling $167,000 and $254,000 in 2000 and 1999, respectively.

The net change in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $6,050,000 for the three months ended December 31, 2000, based primarily on an increase in the value of the Company's warrants to purchase Gray common stock, net of reductions in the values of the Company's interest rate swap agreement. Effective July 1, 2000, these derivatives are recorded on the balance sheet at fair value in accordance with FAS 133 (refer to Note 11 to the Condensed Consolidated Financial Statements and see "Accounting Change" below).

In November 2000, Total Sports, Inc. was sold to Quokka Sports. Inc. In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka Sports common stock and warrants to purchase Quokka Sports common stock. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the current fair market value of the Quokka Sports common stock received in the exchange, recognizing a pretax loss of $6,180,000 in the three months ended December 31, 2000. Subsequent changes in the fair market value of the Company's investment in Quokka Sports are recognized as changes on the balance sheet under "Stockholders' equity" as "Other comprehensive accumulated loss."

Interest and dividend income of $256,000 and $229,000 for the three months ended December 31, 2000 and 1999, respectively, was primarily derived from dividends on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $3,175,000 from $1,658,000 for the three months ended December 31, 2000 compared to the same period in the prior year, primarily as a result of financing the Host-USA Acquisition in December 1999 and, to a lesser extent, an increase in interest rates. In February 2000, the Company issued approximately 305,000 shares of its common stock to a director of the Company who personally guaranteed up to $75 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,219,000, is being amortized over one year, and approximately $305,000 is included in debt issue cost amortization for the three months ended December 31, 2000.

Other income for the three months ended December 31, 2000 and 1999 consisted primarily of income from an option agreement with Gray, whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000 plus related costs. During the three months ended December 31, 2000, Gray paid the Company $1,333,800 in connection with Gray's option to acquire the Company's investment in Tarzian, extending the option through December 31, 2001, resulting in income (net of amounts deferred for future recognition) of $638,000.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

Six Months Ended December 31, 2000 Compared To Six Months Ended December 31,
1999

Total revenues associated with continuing operations for the six months ended December 31, 2000 were $61,124,000 compared to $7,390,000 for the same period in 1999, reflecting the operations of Host-USA for the entire 2000 period and only since the Host-USA Acquisition date (December 17, 1999) in the 1999 period. For the six months ended December 31, 2000, the Affinity Marketing and Production Services segment revenue was $42,600,000, Affinity Events segment revenue was $13,459,000 and Affinity Management Services segment revenue was $5,054,000, compared to $5,452,000, $296,000 and $343,000, respectively, for the period December 17, 1999 (date of the Host-USA Acquisition) to December 31, 1999. Consulting revenue from services provided to Gray was $11,000 and $1,299,000 for the six months ended December 31, 2000 and 1999, respectively.

Operating costs and expenses of $62,112,000 for the six months ended December 31, 2000 included $58,902,000 associated with the operations of Host, plus $2,157,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition and the acquisition of Summit. Operating costs and expenses of $7,495,000 for the six months ended December 31, 1999 included $6,545,000 associated with the operations of Host, plus $187,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition. Excluding the effects of Host and the amortization expense, total costs and expenses for the six months ended December 31, 2000 increased $290,000 from the same period last year due to an increase in general and administrative expenses.

Equity in earnings (losses) of affiliated companies, totaling $(1,473,000) and $(134,000) for the six months ended December 31, 2000 and 1999, respectively, included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) solely in 2000, iHigh and certain other equity investments; and (d) solely in 1999, Host and Capital, net of goodwill amortization totaling $333,000 and $529,000 in 2000 and 1999, respectively. In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the six months ended December 31, 1999 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

The net change in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $5,927,000 for the six months ended December 31, 2000, based primarily on an increase in the value of the Company's warrants to purchase Gray common stock, net of reductions in the values of the Company's interest rate swap agreement. (Refer to Note 11 to the Condensed Consolidated Financial Statements and see "Accounting Change" below).

Interest and dividend income of $503,000 and $455,000 for the six months ended December 31, 2000 and 1999, respectively, was primarily derived from dividends on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $6,237,000 from $2,975,000 for the six months ended December 31, 2000 compared to the same period in the prior year, primarily as a result of financing the Host-USA Acquisition in December 1999 and, to a lesser extent, an increase in interest rates. Debt issue cost amortization, in connection with the Company's issuance of shares of its common stock to a director of the Company who personally guaranteed up to $75 million of the Company's debt under its bank credit agreement, was $610,000 for the six months ended December 31, 2000. In addition, the Company recognized a $395,000 non-cash expense to reduce unamortized debt issue costs as a result of amending certain terms of its bank credit agreement, including a revision in the maturity date of the credit facilities provided under the agreement.

Other income for the six months ended December 31, 2000 and 1999 consisted primarily of income on the option agreement with Gray, whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000 plus related costs. During the six months ended December 31, 2000, Gray paid the Company $1,683,900 in connection with Gray's option to acquire the Company's investment in Tarzian, extending the option through December 31, 2001, resulting in income (net of amounts deferred for future recognition) of $938,000.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

Liquidity and Capital Resources

Cash used in continuing operations for the six months ended December 31, 2000 was $3,410,000, compared to cash provided by continuing operations of $4,216,000 for the same period in 1999. In the six months ended December 31, 2000, receivables increased $2,638,000; prepaid costs and expenses increased $9,318,000; and accounts payable and accrued expenses increased $10,121,000 due, in each case, primarily to the seasonality of the Company's Affinity Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons beginning in late August and ending in late March or early April, in addition to the timing of guaranteed rights fee payments, which, in total, generally occur during the earlier half of the collegiate football and basketball seasons. In the six months ended December 31, 1999, receivables decreased $4,457,000; prepaid costs and expenses increased $92,000; and accounts payable and accrued expenses increased $2,660,000 due to the Host-USA Acquisition occurring on December 17, 1999. Therefore, the net changes in working capital for the six months ended December 31, 1999 primarily reflected the net change in Host's and USA's working capital during the period December 18, 1999 to December 31, 1999. Cash provided by discontinued operations was $1,996,000 for the six months ended December 30, 2000, compared to $692,000 in the same period of the prior year. The difference in cash provided by discontinued operations was primarily a result of reductions in accounts receivable in the current year, net of a decrease in accounts payable and accrued expenses.

Cash provided by continuing operation investing activities was $3,561,000 for the six months ended December 31, 2000. In December 2000, Gray redeemed for $5,000,000 some of the Company's investment in Gray series A preferred stock. Continuing operation investing activities for the six months ended December 31, 2000 also included (a) the cash acquisition cost of Summit; (b) capital expenditures and (c) an increase in other assets. Cash used in continuing operation investing activities for the six months ended December 31, 1999 was $44,679,000, primarily as a result of the Host-USA Acquisition. Net cash provided by discontinued operation investing activities was $1,978,000 in the six months ended December 31, 2000, primarily as a result of cash proceeds on the sale of Datasouth assets received through that date. Net cash used in discontinued operation investing activities was $570,000 in the six months ended December 31, 1999, consisting of capital expenditures and costs incurred in connection with an acquisition of a computer printer business.

Cash used in financing activities was $2,897,000 for the six months ended December 31, 2000, primarily as a result of $10,000,000 in repayments on the outstanding principal of the Company's term note facilities, less the net borrowings of $7,700,000 under the Company's revolving bank credit facility. Cash provided by financing activities was $42,956,000 for the six months ended December 31, 1999, primarily as a result of financing the Host-USA Acquisition.

The Company is a party to two interest rate swap agreements described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, would have been $1,063,000 as of December 31, 2000.

All amounts outstanding under the Company's bank credit agreement mature and are due and payable on December 17, 2001. The Company believes that its relationship with its bank group is good, and anticipates entering into a new credit agreement prior to the December 17, 2001 maturity date under terms substantially similar to those of its current credit agreement, although the Company has not yet had substantive discussions with its bank group with respect to such a new credit agreement. Accordingly, there can be no assurance that the Company will be able to enter into a new credit agreement or the terms thereof. The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and Gray common stock owned by the Company, and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements, for at least the next 12 months, assuming successful and timely refinancing of the Company's bank credit facility prior to the December 17, 2001 maturity date.

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

Based on the Company's debt profile at December 31, 2000 and 1999, a 1% increase in market interest rates would increase interest expense and decrease income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $178,000 and $352,000 for the three months and six months ended December 31, 2000, respectively, and $97,000 and $215,000 for the three months and six months ended December 31, 1999, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving effect to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and warrants to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies, a 10% change in the aggregate market value of such investments and related warrants would increase or decrease the aggregate market value by approximately $8.0 million as of December 31, 2000 and $6.3 million as of June 30, 2000.

Accounting Change

Effective July 1, 2000, the Company was required to adopt the Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized the cumulative effect of the accounting change of $3,160,000, representing the value of the derivatives as of July 1, 2000 of $5,097,000, less a deferred tax benefit of $1,937,000. Changes in the value of these derivatives are recognized as earnings or losses.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates,"

"estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's bank credit agreement matures on December 17, 2001 and there can be no assurance that the Company will be able to enter into a new credit agreement on terms favorable to the Company or at all; (ii) the Company's, Gray's and Rawlings' leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (iii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iv) the Company's and Rawlings' businesses are seasonal; (v) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (vi) the Company's and Rawlings' businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; and (vii) the Company may lose money on some of its contracts, because it is obligated for certain contractual guaranteed rights fee payments thereunder.


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

                                        BULL RUN CORPORATION




Date:  February 13, 2001                By: /s/ FREDERICK J. ERICKSON
                                            ------------------------------------
                                        Frederick J. Erickson
                                        Vice President-Finance, Treasurer
                                        and Assistant Secretary