Form 10-Q
period 2001-03-31
BULL RUN CORP
filed 2001-05-21
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,788,152 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 2001.

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                   MARCH 31,          JUNE 30,
                                                                      2001              2000
                                                                   ---------         ---------
                                                                                     (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                       $     990         $     619
   Accounts receivable, net of allowance of $853 and $1,155
      as of March 31, 2001 and June 30, 2000, respectively            25,577            30,384
   Inventories                                                           735               648
   Prepaid costs and expenses                                          7,629             3,710
   Income taxes receivable                                             5,408             3,148
   Deferred income taxes                                               5,284             3,516
   Net assets of discontinued segment                                                    6,286
                                                                   ---------         ---------
         Total current assets                                         45,623            48,311
Property and equipment, net                                            6,835             6,868
Investment in affiliated companies                                    63,519            77,935
Goodwill                                                              58,647            64,506
Customer base and trademarks                                          25,352            23,836
Other assets                                                          16,421             2,714
Net noncurrent assets of discontinued segment                          2,853             4,385
                                                                   ---------         ---------
                                                                   $ 219,250         $ 228,555
                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $ 109,265         $  10,000
   Accounts payable                                                    4,399             2,690
   Accrued and other liabilities                                      33,979            30,172
   Net liabilities of discontinued segment                                 9
                                                                   ---------         ---------
         Total current liabilities                                   147,652            42,862
Long-term debt                                                        19,184           122,794
Deferred income taxes                                                    652             3,924
Other liabilities                                                      4,160             3,268
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000 shares;
      issued 36,330 as of March 31, 2001 and 35,627 shares
      as of June 30, 2000)                                               363               356
   Additional paid-in capital                                         77,334            76,123
   Treasury stock, at cost (542 shares)                               (1,393)           (1,393)
   Retained earnings (accumulated deficit)                           (28,702)          (19,379)
                                                                   ---------         ---------
         Total stockholders' equity                                   47,602            55,707
                                                                   ---------         ---------
                                                                   $ 219,250         $ 228,555
                                                                   =========         =========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                              -----------------------       -----------------------
                                                                2001           2000           2001           2000
                                                              --------       --------       --------       --------
                                                                            (RESTATED)                     (RESTATED)
Revenue from services rendered                                $ 35,645       $ 39,426       $ 95,533       $ 46,816
Operating costs and expenses:
   Direct operating costs for services rendered                 26,050         28,151         66,770         33,025
   Selling, general and administrative                          10,496          9,074         28,381         11,346
   Amortization of acquisition intangibles                       1,127          1,113          3,285          1,300
                                                              --------       --------       --------       --------
                                                                37,673         38,338         98,436         45,671
                                                              --------       --------       --------       --------
         Operating income (loss)                                (2,028)         1,088         (2,903)         1,145
Other income (expense):
   Equity in earnings (losses) of affiliated companies          (1,105)          (514)        (2,577)          (648)
   Gain on issuance of shares by affiliate                         181                           181          2,492
   Reduction in valuation of investment in affiliate            (1,837)                       (8,017)
   Net change in value of certain derivative instruments        (1,359)                        4,569
   Correction of purchase price allocation                                                                  (11,330)
   Interest and dividend income                                    144            244            646            699
   Interest expense                                             (2,715)        (2,817)        (8,953)        (5,791)
   Debt issue cost amortization                                   (557)          (415)        (1,810)          (529)
   Other income (expense), net                                     173            172          1,117            559
                                                              --------       --------       --------       --------
         Loss from continuing operations before income
           taxes and cumulative effect adjustment               (9,103)        (2,242)       (17,747)       (13,403)
Income tax benefit                                               2,842            307          5,123            354
                                                              --------       --------       --------       --------
         Loss from continuing operations before
             cumulative effect adjustment                       (6,261)        (1,935)       (12,624)       (13,049)
Cumulative effect of accounting change (net of tax
    benefit of $1,766)                                                                         3,160
                                                              --------       --------       --------       --------
         Loss from continuing operations                        (6,261)        (1,935)        (9,464)       (13,049)
Income (loss) from discontinued operations (net of
    tax benefit of $41 and tax provision of $306,
    respectively)                                                                (141)                          263
                                                              --------       --------       --------       --------
         Net loss                                             $ (6,261)      $ (2,076)      $ (9,464)      $(12,786)
                                                              ========       ========       ========       ========

Earnings (loss) per share:
   Basic and diluted:
    Loss from continuing operations before cumulative
       effect of accounting change                            $  (0.18)      $  (0.06)      $  (0.36)      $  (0.48)
    Cumulative effect of accounting change                        0.00           0.00           0.09           0.00
    Income (loss) from discontinued segment                       0.00          (0.00)          0.00           0.01
                                                              --------       --------       --------       --------
                                                              $  (0.18)      $  (0.06)      $  (0.27)      $  (0.47)
                                                              ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                 NINE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------
                                                                                    2001             2000
                                                                                  --------         --------
                                                                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (9,464)        $(12,786)
Income from discontinued segment                                                                       (263)
Adjustments to reconcile net loss to net cash provided by
      (used in) continuing operations:
   Cumulative effect of accounting change                                           (3,160)
   Reduction in valuation of investment in affiliate                                 8,017
   Gain on issuance of shares by affiliate                                            (181)          (2,492)
   Net change in value of certain derivative instruments                            (4,569)
   Correction of purchase price allocation                                                           11,330
   Provision for bad debts                                                             638               57
   Depreciation and amortization                                                     6,325            2,421
   Equity in losses of affiliated companies                                          2,577              648
   Loss on disposition of assets                                                                         64
   Deferred income taxes                                                            (4,227)          (1,947)
   Accrued preferred stock dividend income                                             (79)
   Change in operating assets and liabilities:
      Accounts receivable                                                            3,013               70
      Inventories                                                                      (57)             (61)
      Prepaid costs and expenses                                                    (3,917)           2,630
      Accounts payable and accrued expenses                                          3,237            5,541
      Other long-term liabilities                                                    1,148               72
                                                                                  --------         --------
Net cash provided by (used in) continuing operations                                  (699)           5,284
Net cash provided by  discontinued operations                                        1,972              302
                                                                                  --------         --------
Net cash provided by (used in) operating activities                                  1,273            5,586
                                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                  (875)            (483)
Investment in affiliated companies                                                     (46)          (1,614)
Proceeds on sale of investments                                                      5,330              289
Acquisition of businesses                                                           (1,219)         (44,464)
Increase in other assets                                                              (204)             (60)
Dividends received from affiliated company                                             162              122
                                                                                  --------         --------
Net cash provided by (used in) continuing operation investing activities             3,148          (46,210)
Net cash provided by (used in) discontinued operation investing activities           2,067             (605)
                                                                                  --------         --------
Net cash provided by (used in) investing activities                                  5,215          (46,815)
                                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving lines of credit                                           22,925           29,792
Repayments on revolving lines of credit and notes payable                          (18,450)         (36,088)
Borrowings from long-term debt                                                                       95,000
Repayments on long-term debt                                                       (10,000)         (47,165)
Debt issue costs                                                                      (596)          (1,154)
Exercise of stock options                                                                4              673
                                                                                  --------         --------
Net cash provided by (used in) financing activities                                 (6,117)          41,058
                                                                                  --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   371             (171)
Cash and cash equivalents, beginning of period                                         619              323
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    990         $    152
                                                                                  ========         ========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements, as restated, reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation ("Bull Run") for the fiscal year ended June 30, 2000; however, this Annual Report will be amended as soon as practicable as a result of the restatement of financial statements discussed in Note 2.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.

Unless otherwise indicated, amounts provided in these notes to the condensed consolidated financial statements pertain to continuing operations and have been restated where applicable to reflect the correction of the errors referred to in
Note 2. In addition to the restatement of financial statements discussed in Note 2, certain other amounts in the prior year condensed consolidated financial statements pertaining to discontinued operations (see Note 4) have been reclassified to conform to the current year presentation.


2.       RESTATEMENT OF FINANCIAL STATEMENTS

On December 17, 1999, Bull Run acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by Bull Run (the "Host-USA Acquisition"). On July 1, 2000, USA was merged into Host. In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The Company will restate its financial statements for the fiscal year ended June 30, 2000 and for the quarters ended September 30, 2000 and December 31, 2000 and file an amended Form 10-K and amended Form 10-Q's for the respective periods as soon as practicable. The accompanying unaudited condensed consolidated financial statements for prior periods have been restated for the correction of such errors.

As a result of the errors in the financial statements of USA prior to the Host-USA Acquisition, the Company has restated its results for the nine months ended March 31, 2000 to include a charge of $11,330, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated.

A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

                                                             PREVIOUSLY
                                            RESTATED          REPORTED
                                           ---------         ----------
THREE MONTHS ENDED MARCH 31, 2000:
  Revenue from services rendered           $  39,426         $  39,426
  Operating income                             1,088             3,246
  Loss from continuing operations             (1,935)             (640)
  Net loss                                    (2,076)             (781)
  Earnings (loss) per share:
    Loss from continuing operations        $   (0.06)        $   (0.02)
    Net loss                               $   (0.06)        $   (0.02)

NINE MONTHS ENDED MARCH 31, 2000:
  Revenue from services rendered           $  46,816         $  46,816
  Operating income                             1,145             3,141
  Loss from continuing operations            (13,049)             (521)
  Net loss                                   (12,786)             (258)
  Earnings (loss) per share:
    Loss from continuing operations        $   (0.48)        $   (0.02)
    Net loss                               $   (0.47)        $   (0.01)

AS OF JUNE 30, 2000:
  Current assets                           $  48,311         $  61,466
  Total assets                               228,555           241,851
  Current liabilities                         42,862            42,245
  Stockholders' equity                        55,707            69,620

The accumulated deficit component of Stockholders' Equity previously reported as of December 31, 2000 (i.e., the end of the prior fiscal quarter) increased by $13,704 as a result of the restatement.


3.       HOST-USA ACQUISITION

Aggregate consideration (net of cash acquired) paid by Bull Run in the Host-USA Acquisition was approximately $116,900, which included common stock (totaling 11,687 shares) and stock options (for a total of 2,819 shares of common stock) valued at approximately $52,300, 8% subordinated notes having a face value of approximately $18,600, cash (net of approximately $9,700 in cash acquired) of $44,800 and transaction expenses of approximately $1,200.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company. On July 1, 2000, USA was merged into Host. The Host-USA Acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based upon estimated fair values at the date of acquisition. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $62,900 is being amortized on a straight-line basis over 20 years.

As a result of the anticipated reorganization of Host and USA, the Company accrued as part of the allocation of the purchase price approximately $195 for costs to close certain duplicative office facilities and accrued approximately $1,500 in severance costs. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. Through March 31, 2001, the Company had charged approximately $1,224 (which consisted of cash expenditures) against the reserve, and the accrual for future costs to be incurred was approximately $471 as of March 31, 2001.

Pro forma operating results for the three months and nine months ended March 31, 2000, assuming the Host-USA Acquisition had been consummated as of July 1, 1999, would have been as follows:

                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31, 2000     MARCH 31, 2000
                                     --------------     --------------
                                       (RESTATED)         (RESTATED)

Net revenue                            $ 39,426          $ 104,029
Operating income (loss)                   1,219               (621)
Loss from continuing operations          (1,463)            (2,765)
Net loss                                 (1,604)            (2,502)

Net earnings (loss) per share:
   Basic                               $  (0.05)         $   (0.08)
   Diluted                             $  (0.05)         $   (0.08)

The pro forma income (loss) from operations includes amortization of acquisition intangibles of $1,114 and $3,245 for the three months and nine months ended March 31, 2000, respectively. These pro forma results are not necessarily indicative of actual results that might have occurred if the operations and management of the Company and the acquired companies had been combined in prior years.


4.       DISCONTINUED OPERATION

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth, the Company's computer printer manufacturing operation. The Company's decision to discontinue its Datasouth operations was attributable to the strategic decision to focus on the sports, affinity marketing and management businesses acquired on December 17, 1999 in the Host-USA Acquisition. On September 29, 2000, the Company sold Datasouth's inventories, property and equipment and intangible assets pertaining to the business for cash and a note payable over two years. The Company retained the receivables, accounts payable and certain accrued expenses of the Datasouth business, and expects to liquidate substantially all of the remaining assets and pay the outstanding liabilities by the end of the current fiscal year. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the three months and nine months ended March 31, 2001 and all prior periods presented herein have been reported as discontinued operations in the accompanying financial statements.

The estimated loss on the sale of Datasouth recorded for the fiscal year ended June 30, 2000 (including a provision for estimated operating losses during the disposal period) was combined with Datasouth's operating results and presented as discontinued operations in the financial statements for the fiscal year ended June 30, 2000. Management's estimate of operating losses during the expected disposal period was based on management's estimate of the amounts for which the remaining assets will be sold. Actual amounts ultimately realized on the liquidation of remaining assets could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds on the liquidation of remaining assets differ from the estimates that are reported as of March 31, 2001, or as management's estimates are revised, such differences will be reported as discontinued operations in future periods.

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

The following is a summary of assets and liabilities of discontinued operations:

                                                               MARCH 31,        JUNE 30,
                                                                  2001            2000
                                                                -------         -------
Current assets:
   Accounts receivable, net                                     $   248         $ 3,166
   Inventories                                                                    5,501
   Other current assets                                              17             328
Current liabilities:
   Accounts payable and accrued expenses                           (274)         (2,709)
                                                                -------         -------
Net current assets (liabilities) of discontinued segment        $    (9)        $ 6,286
                                                                =======         =======

Noncurrent assets:
   Property, plant and equipment, net of
     accumulated depreciation                                   $   750         $ 2,254
   Goodwill                                                                       7,419
   Other assets                                                      10              38
   Deferred income taxes                                          2,093           2,093
   Provision for estimated loss on disposal of
     discontinued operations                                                     (7,419)
                                                                -------         -------
Net noncurrent assets of discontinued segment                   $ 2,853         $ 4,385
                                                                =======         =======

The following summarizes revenues and operating results from discontinued operations:

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                      March 31,        March 31,
                                        2000             2000
                                       -------         -------

Revenue from printer operations        $ 5,472         $20,361
Income (loss) from operations             (182)            569
Net income (loss)                         (141)            263

No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth's assets.

5.       SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   -------        -------

Interest paid                                                      $ 9,200        $ 4,462
Income taxes paid                                                      333            152

Noncash investing and financing activities:
  Common stock and stock options issued in connection
    with the Host-USA Acquisition                                                  52,258
  Subordinated notes issued in connection with acquisitions
    of businesses                                                    1,190         18,594
  Common stock issued in connection with debt issue costs            1,219          1,219

6.        INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                             MARCH 31,      JUNE 30,
                                               2001           2000
                                             -------        -------

Gray Communications Systems, Inc.            $39,934        $46,057
Sarkes Tarzian, Inc.                          10,000         10,000
Rawlings Sporting Goods Company, Inc.          8,203          8,071
Total Sports, Inc.                                            7,151
iHigh.com, Inc.                                3,953          5,416
Other                                          1,429          1,240
                                             -------        -------
                                             $63,519        $77,935
                                             =======        =======


The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Rawlings Sporting Goods Company, Inc. ("Rawlings"), and prior to December 17, 1999 (the date the Company consummated the Host-USA Acquisition), Host and Capital, using the equity method. Beginning December 17, 1999, the Company also accounts for its investment in iHigh.com (an investee of Host) using the equity method. The amount that the Company's equity investments exceed the Company's proportionate share of the investee's book value is being amortized over 20 to 40 years similar to goodwill, with such amortization (amounting to $414 and $696 for the nine months ended March 31, 2001 and 2000, respectively) reported as an increase in the Company's equity in losses of affiliated companies.

Prior to the Host-USA Acquisition on December 17, 1999, the Company accounted for its investment in Host by the equity method on a six-month lag basis. The Company accounts for its investment in Rawlings by the equity method on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

In November 2000, Total Sports, Inc. was sold to Quokka Sports Inc. ("Quokka"). In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the current fair market value of the Quokka common stock received in the exchange, recognizing a pretax loss of $6,180 as of the effective date of the exchange, and began accounting for this investment as an "available-for-sale" security. As such, unrealized gains and losses are recorded in "Other comprehensive income," a separate component of stockholders' equity. On April 30, 2001, Quokka announced its intention to seek protection under the Federal Bankruptcy Code. The Company therefore considered its investment in Quokka to be permanently impaired, and recorded a loss of $1,837 during the three months ended March 31, 2001, thereby reducing the book value of the Quokka investment to zero.

In December 2000, Gray redeemed a portion of the Company's investment in Gray's series A 8% preferred stock with an aggregate redemption value of $5,000, resulting in proceeds to the Company of $5,000.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900 in equity in earnings of affiliates in the nine months ended March 31, 2000 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

The aggregate operating results of affiliated companies reflecting, for the three months and nine months ended March 31, 2001: (i) Gray, iHigh.com and certain other equity investments for the three months and nine months ended March 31, 2001; and (ii) Rawlings for the three months and nine months ended February 28, 2001; and reflecting, for the three months and nine months ended March 31, 2000: (i) Gray for the three months and nine months ended March 31, 2000; and (ii) Rawlings for the three months and nine months ended February 29, 2000, were as follows:

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       MARCH 31,                           MARCH 31,
                              ---------------------------         ---------------------------
                                 2001              2000              2001              2000
                              ---------         ---------         ---------         ---------

Net revenue                   $ 103,765         $ 102,735         $ 258,944         $ 241,487
Income from operations           10,993            11,821            23,600            17,111
Net loss                           (420)           (1,256)           (6,571)          (12,018)


7.       LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for
(a) two term loans (the "Term Loans") for borrowings totaling $85,000 as of March 31, 2001, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000 to $35,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver, including outstanding letters of credit, are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly. As of March 31, 2001, borrowings of $23,675 and a letter of credit totaling $25 were outstanding under the Revolver. As of March 31, 2001, borrowings totaling $102,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 7.56% and borrowings of $5,775 were subject to the banks' prime rate of 8.0%. Interest on prime rate advances is payable quarterly and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

As a result of issues pertaining to the restatement of financial statements discussed in Note 2, among other reasons, the Company is not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of the credit agreement as of March 31, 2001; however, the Company is in the process of obtaining a waiver of these events of default and any rights and remedies which may arise as a result of such non-compliance until June 15, 2001. The Company is presently discussing with its lenders a modification to the credit agreement, which would revise future financial covenants and provide for an extension of the credit agreement beyond its December 17, 2001 maturity date. Although the Company believes, based on its current discussions with its lenders, that it will be able to execute an acceptable amendment and extend the credit agreement prior to June 15, 2001, the execution of such an amendment within that time period can not be assured. In connection with the anticipated waiver, a director of the Company is expected to increase his personal guarantee of the Company's debt under its bank credit agreement to $100 million.

In connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal is subordinate to the bank credit agreement.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000 of the Company's outstanding long-term debt. The first agreement, effective January 1, 1999, involves the exchange of amounts based currently on a fixed interest rate of 8.58% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, effective January 5, 2000, involves the exchange of amounts based currently on a fixed interest rate of 9.21% for amounts currently based on a variable interest rate of LIBOR plus 2.5% through December 31, 2002 (or December 31, 2004, at the bank's option), without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. As a result of adopting a new accounting standard effective July 1, 2000 (see Note 12), the aggregate fair market value of the interest rate swaps as of March 31, 2001 is combined with the fair market value of other derivatives and included in the balance sheet as a component of "Other assets."

8.       INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

9.       COMPREHENSIVE NET INCOME (LOSS)

Comprehensive net income (loss) is as follows:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                MARCH 31,                      MARCH 31,
                                                        -----------------------         ------------------------
                                                          2001            2000            2001            2000
                                                        -------         -------         -------         --------

Net loss                                                $(6,261)        $(2,076)        $(9,464)        $(12,786)
Other comprehensive income:
   Recognize the cumulative change in the
     valuation of available-for-sale investments
     as a permanent decline, net of tax of $527             860
                                                        -------         -------         -------         --------
Comprehensive net loss                                  $(5,401)        $(2,076)        $(9,464)        $(12,786)
                                                        =======         =======         =======         ========


10.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     MARCH 31,                            MARCH 31,
                                                          -----------------------------         -----------------------------
                                                             2001               2000               2001               2000
                                                          ----------         ----------         ----------         ----------
Loss from continuing operations before cumulative
   effect adjustment                                      $   (6,261)        $   (1,935)        $  (12,624)        $  (13,049)
Cumulative effect of accounting change                                                               3,160
Income (loss) from discontinued operations                                         (141)                                  263
                                                          ----------         ----------         ----------         ----------
Net loss                                                  $   (6,261)        $   (2,076)        $   (9,464)        $  (12,786)
                                                          ==========         ==========         ==========         ==========

Weighted average number of common shares
   outstanding for basic earnings (loss) per share            35,213             34,699             35,128             27,082
Effect of dilutive employee stock options
                                                          ----------         ----------         ----------         ----------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                                  35,213             34,699             35,128             27,082
                                                          ==========         ==========         ==========         ==========

Basic earnings (loss) per share:
Loss from continuing operations before cumulative
   effect adjustment                                      $    (0.18)        $    (0.06)        $    (0.36)        $    (0.48)
Cumulative effect of accounting change                                                                0.09
Income from discontinued operations                                               (0.00)                                 0.01
                                                          ----------         ----------         ----------         ----------
Net loss                                                  $    (0.18)        $    (0.06)        $    (0.27)        $    (0.47)
                                                          ==========         ==========         ==========         ==========

Diluted earnings (loss) per share:
Loss from continuing operations before cumulative
   effect adjustment                                      $    (0.18)        $    (0.06)        $    (0.36)        $    (0.48)
Cumulative effect of accounting change                                                                0.09
Income from discontinued operations                                               (0.00)                                 0.01
                                                          ----------         ----------         ----------         ----------
Net loss                                                  $    (0.18)        $    (0.06)        $    (0.27)        $    (0.47)
                                                          ==========         ==========         ==========         ==========

11. SEGMENT INFORMATION

Following the Host-USA Acquisition, the Company has four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college athletics ("Collegiate Marketing and Production Services"); (b) event management and marketing services ("Affinity Events"); (c) association management services ("Affinity Management Services") and (d) consulting services ("Consulting"). Information for each of the Company's segments is presented below. The Collegiate Marketing and Production Services, Affinity Events and Affinity Management Services segments were acquired on December 17, 1999; therefore, 1999 data only includes the results of operations for the period beginning December 18, 1999 through December 31, 1999.

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               MARCH 31,                        MARCH 31,
                                                      -------------------------         -------------------------
                                                        2001             2000             2001             2000
                                                      --------         --------         --------         --------
                                                                      (RESTATED)                         (RESTATED)
Net revenues:
  Collegiate Marketing and Production Services        $ 30,115         $ 34,905         $ 72,716         $ 40,357
  Affinity Events                                        2,758            2,742           14,981            3,039
  Affinity Management Services                           2,764            1,774            7,817            2,117
  Consulting                                                 8                5               19            1,303
                                                      --------         --------         --------         --------
                                                      $ 35,645         $ 39,426         $ 95,533         $ 46,816
                                                      ========         ========         ========         ========
Operating income (loss):
  Collegiate Marketing and Production Services        $  1,667         $  5,044         $  5,003         $  4,775
  Affinity Events                                       (2,092)          (2,488)          (3,740)          (2,576)
  Affinity Management Services                             132               28              768               93
  Consulting                                                 8                5               19            1,303
  Amortization of acquisition intangibles               (1,127)          (1,113)          (3,284)          (1,300)
  Unallocated general and administrative costs            (616)            (388)          (1,669)          (1,150)
                                                      --------         --------         --------         --------
                                                      $ (2,028)        $  1,088         $ (2,903)        $  1,145
                                                      ========         ========         ========         ========


12.      ACCOUNTING CHANGE

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized the cumulative effect of the accounting change of $3,160, representing the value of the derivatives as of July 1, 2000 of $5,097, less a deferred tax benefit of $1,937. Changes in the value of these derivatives are recognized as earnings or losses. As a result of adopting FAS 133, the aggregate fair market value of derivatives of $9,800 as of March 31, 2001 is included in the balance sheet as a component of "Other assets." The valuation of warrants is predominantly based on an independent appraisal, and the values of interest rate swaps are based on estimated market values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation ("Bull Run" or the "Company"), based in Atlanta, Georgia, is a sports, affinity marketing and management company through Host Communications, Inc. ("Host"), its primary operating business acquired in December 1999. Host's "Collegiate Marketing and Production Services" business segment provides sports marketing and production services to a number of collegiate conferences and universities, the National Collegiate Athletic Association, and state high school associations. Host's "Affinity Events" business segment produces and manages individual events, such as the "NFL Quarterback Challenge," and several events series, including the "Hoop-It-Up(R)" 3-on-3 basketball tour and the "Toyota Golf Skills Challenge." In October 2000, Host acquired Summit Sports & Events, Inc. ("Summit"), which adds Summit's "Roundball Ruckus" 3-on-3 basketball tour and Summit's "3-v-3 Soccer Challenge" tour to the Affinity Events segment. Host's "Affinity Management Services" business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, marketing and administration.

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

As of March 31, 2001, the Company owned approximately: 13.1% of the outstanding common stock of Gray (representing 26.2% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.1% of the outstanding common stock of Rawlings, in addition to warrants for the purchase of additional shares of Rawlings common stock; and 37.0% of the outstanding common stock of iHigh.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth Computer Corporation ("Datasouth"), the Company's wholly owned computer printer manufacturing business segment. The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. On September 29, 2000, the Company sold Datasouth's inventories, property and equipment and intangible assets pertaining to the business. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of March 31, 2001 and June 30, 2000, and for the nine months ended March 31, 2001 and the three months and nine months ended March 31, 2000 have been reflected as discontinued operations in the accompanying consolidated financial statements. An estimate of Datasouth's operating loss subsequent to the decision to discontinue the business, including the results for the three months ended September 30, 2000, was accrued and reported as of June 30, 2000.

RESULTS OF OPERATIONS -
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Total revenues associated with continuing operations for the three months ended March 31, 2001 were $35,645,000 compared to $39,426,000 for the same period in 2000. For the three months ended March 31, 2001, the Collegiate Marketing and Production Services segment revenue was $30,115,000, Affinity Events segment revenue was $2,758,000 and Affinity Management Services segment revenue was $2,764,000, compared to $34,905,000, $2,742,000 and $1,774,000, respectively, for the three months ended March 31, 2000. Collegiate Marketing and Production Services segment revenue declined due to a decrease in corporate sponsorship revenue in the current year period compared to the prior year, attributed to a general reduction in advertising spending during a weaker economic environment, and the transfer of certain of the Company's high school programs and initiatives in the current year to its affiliate, iHigh. Affinity Management Services segment revenue increased due to business growth over the past year in terms of the number of associations serviced and growth in business with existing associations. Consulting revenue from services provided to Gray was $5,000 for each of the three months ended March 31, 2001 and 2000. The Company's Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company's Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and September 30, since much of the revenue derived in this segment is currently generated during the Hoop-It-Up(R) 3-on-3 basketball tour, which begins in March and runs through October in each year.

Operating costs and expenses of $37,673,000 for the three months ended March 31, 2001 included $35,930,000 associated with the operations of Host, plus $1,127,000 of non-cash amortization expense associated with the amortization of intangible assets derived primarily from the Host-USA Acquisition and the acquisition of Summit. Operating costs and expenses of $38,338,000 for the three months ended March 31, 2000 included $36,839,000 associated with the operations of Host, plus $1,113,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition.

Equity in earnings (losses) of affiliated companies, totaling $(1,105,000) and $(514,000) for the three months ended March 31, 2001 and 2000, respectively, included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) iHigh and certain other equity investments; and (d) solely in 2000, Host and Capital, net of goodwill amortization totaling $81,000 and $168,000 in 2001 and 2000, respectively.

In November 2000, Total Sports, Inc. was sold to Quokka Sports Inc. ("Quokka"). In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. On April 30, 2001, Quokka announced its intention to seek protection under the Federal Bankruptcy Code, and as a result, the Company determined that its investment in Quokka was permanently impaired and recognized a $1,837,000 non-cash charge for the three months ended March 31, 2001 to reduce the book value of the Quokka investment to zero.

The net change in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $(1,359,000) for the three months ended March 31, 2001, based primarily on a reduction in the values of the Company's interest rate swap agreements. Effective July 1, 2000, these derivatives are recorded on the balance sheet at fair value in accordance with FAS 133 (refer to Note 12 to the Condensed Consolidated Financial Statements and see "Accounting Change" below).

Interest and dividend income of $144,000 and $244,000 for the three months ended March 31, 2001 and 2000, respectively, was primarily derived from dividends on the Company's investment in Gray's series A and series B preferred stock. Interest expense decreased to $2,715,000 for the three months ended March 31, 2001 from $2,817,000 for the same period in the prior year, primarily as a result of a decrease in the amount of debt outstanding. In March 2001 and February 2000, the Company issued approximately 697,000 and 305,000 shares of its common stock, respectively, to a director of the Company who personally guarantees up to $75 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,219,000 in both years, is amortized over one year, and approximately $305,000 is included in debt issue cost amortization for each of the three months ended March 31, 2001 and 2000.

Other income for the three months ended March 31, 2001 and 2000 consisted primarily of income from an option agreement with Gray, whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000 plus related costs. The Company recognized $174,000 as option income during the three months ended March 31, 2001, as a result of amortizing a pro rata amount of an option extension payment made by Gray in December 2000, which extended Gray's option through December 31, 2001. In the three months ended March 31, 2000, option income was also $174,000.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

Total revenues associated with continuing operations for the nine months ended March 31, 2001 were $95,533,000 compared to $46,816,000 for the same period in the prior year, reflecting the operations of Host-USA for the entire current year period and only since the Host-USA Acquisition date (December 17, 1999) in the prior year period. Collegiate Marketing and Production Services segment revenue was $72,716,000, Affinity Events segment revenue was $14,981,000 and Affinity Management Services segment revenue was $7,817,000 for the nine months ended March 31, 2001, compared to $40,357,000, $3,039,000 and $2,117,000, respectively, for the period December 17, 1999 (date of the Host-USA Acquisition) to March 31, 2000. Consulting revenue from services provided to Gray was $19,000 and $1,303,000 for the nine months ended March 31, 2001 and 2000, respectively.

Operating costs and expenses of $98,436,000 for the nine months ended March 31, 2001 included $93,482,000 associated with the operations of Host, plus $3,285,000 of non-cash amortization expense associated with the amortization of intangible assets derived primarily from the Host-USA Acquisition. Operating costs and expenses of $45,671,000 for the nine months ended March 31, 2000 included $43,221,000 associated with the operations of Host, plus $1,300,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition.

Equity in earnings (losses) of affiliated companies, totaling $(2,577,000) and $(648,000) for the nine months ended March 31, 2001 and 2000, respectively, included the Company's proportionate share of the earnings or losses of (a) Gray; (b) Rawlings; (c) iHigh and certain other equity investments; and (d) solely in the prior year, Host and Capital, net of goodwill amortization totaling $414,000 and $616,000 in the nine months ended March 31, 2001 and 2000, respectively. In January 1999, USA sold its investment in broadcast.com, inc., recognizing an after-tax gain of approximately $40,000,000. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900,000 in equity in earnings of affiliates in the nine months ended March 31, 2000 pertaining to USA's gain on the sale of its investment in broadcast.com, inc.

In November 2000, Total Sports, Inc. was sold to Quokka Sports Inc. ("Quokka"). In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the current fair market value of the Quokka common stock received in the exchange, recognizing a pretax loss of $6,180,000 as of the effective date of the exchange. As of March 31, 2001, the Company further reduced the book value of its investment in Quokka to zero, recording an additional non-cash charge of $1,837,000.

The net change in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $4,569,000 for the nine months ended March 31, 2001, based primarily on an increase in the value of the Company's warrants to purchase Gray common stock, net of reductions in the values of the Company's interest rate swap agreement. (Refer to Note 12 to the Condensed Consolidated Financial Statements and see "Accounting Change" below).

As a result of the accounting errors discovered by the Company in the financial statements of USA, the Company incurred a charge of $11,330,000, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated.

Interest and dividend income of $646,000 and $699,000 for the nine months ended March 31, 2001 and 2000, respectively, was primarily derived from dividends on the Company's investment in Gray's series A and series B preferred stock. Interest expense increased to $8,953,000 from $5,791,000 for the nine months ended March 31, 2001 compared to the same period in the prior year, primarily as a result of financing the Host-USA Acquisition in December 1999 and, to a lesser extent, an increase in interest rates. Debt issue cost amortization of $1,810,000 and $529,000 for the nine months ended March 31, 2001 and 2000, respectively, includes $915,000 and $305,000, respectively, in connection with amortization of the value of shares of the Company's common stock issued to a director of the Company who personally guarantees up to $75 million of the Company's debt under its bank credit agreement. In addition, the Company recognized a $395,000 non-cash expense during the current fiscal year to reduce previously unamortized debt issue costs as a result of amending certain terms of its bank credit agreement, including a revision in the maturity date of the credit facilities provided under the agreement.

Other income for the nine months ended March 31, 2001 and 2000 consisted primarily of income on the option agreement with Gray, whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000 plus related costs. During the nine months ended March 31, 2001, Gray paid the Company $1,683,900 in connection with Gray's option to acquire the Company's investment in Tarzian, extending the option through December 31, 2001, resulting in income (net of amounts deferred for future recognition) of $1,113,000. Option income was $531,000 for the nine months ended March 31, 2000.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes. As of March 31, 2001, the Company has a net deferred tax asset of $4,632,000, primarily due to net operating loss carryforwards for federal tax purposes that expire beginning in 2018. The Company believes it will generate adequate taxable income from operations or the sale or other disposition of appreciated nonoperating assets in an amount sufficient to realize the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in continuing operations for the nine months ended March 31, 2001 was $699,000, compared to cash provided by continuing operations of $5,284,000 for the same period in the prior year. In the nine months ended March 31, 2001, receivables decreased $3,013,000 due to more aggressive collection efforts employed by the Company during the current year, and to a 9.6% reduction in revenue for the quarter ended March 31, 2001 compared to the prior year; prepaid costs and expenses increased $3,917,000 due to the timing of guaranteed rights fee payments; and accounts payable and accrued expenses increased $3,237,000 due to the timing of payments. In the nine months ended March 31, 2000, accounts receivable decreased $70,000, prepaid costs and expenses decreased $2,630,000 and accounts payable and accrued expenses increased $5,541,000 due to the Host-USA Acquisition occurring on December 17, 1999. Therefore, the net changes in working capital for the nine months ended March 31, 2000 primarily reflected the net change in Host's and USA's working capital during the period December 18, 1999 to March 31, 2000. Cash provided by discontinued operations was $1,972,000 for the nine months ended March 31, 2001, compared to $302,000 in the same period of the prior year. The difference in cash provided by discontinued operations was primarily a result of reductions in accounts receivable in the current year, net of a decrease in accounts payable and accrued expenses.

Cash provided by continuing operation investing activities was $3,148,000 for the nine months ended March 31, 2001. In December 2000, Gray redeemed for $5,000,000 some of the Company's investment in Gray series A preferred stock. Continuing operation investing activities for the nine months ended March 31, 2001 also included the cash acquisition cost of Summit and capital expenditures. Cash used in continuing operation investing activities for the nine months ended March 31, 2000 was $46,210,000, primarily as a result of the Host-USA Acquisition. Net cash provided by discontinued operation investing activities was $2,067,000 in the nine months ended March 31, 2001, primarily as a result of cash proceeds on the sale of Datasouth assets received through that date. Net cash used in discontinued operation investing activities was $605,000 in the nine months ended March 31, 2000, consisting of capital expenditures and costs incurred in connection with an acquisition of a computer printer business.

Cash used in financing activities was $6,117,000 for the nine months ended March 31, 2001, primarily as a result of $10,000,000 in repayments on the outstanding principal of the Company's term note facilities, less the net borrowings of $4,475,000 under the Company's revolving bank credit facility. Cash provided by financing activities was $41,058,000 for the nine months ended March 31, 2000, primarily as a result of financing the Host-USA Acquisition.

The Company is a party to two interest rate swap agreements described in Note 7 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, would have been $1,975,000 as of March 31, 2001.

As a result of issues pertaining to the restatement of financial statements discussed in Note 2 to the Condensed Consolidated Financial Statements, among other reasons, the Company is not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of the credit agreement as of March 31, 2001; however, the Company is in the process of obtaining a waiver of these events of default and any rights and remedies which may arise as a result of such non-compliance until June 15, 2001. The Company is presently discussing with its lenders a modification to the credit agreement, which would revise future financial covenants and provide for an extension of the credit agreement beyond its December 17, 2001 maturity date. Although the Company believes, based on its current discussions with its lenders, that it will be able to execute an acceptable amendment and extend the credit agreement prior to June 15, 2001, the execution of such an amendment within that time period can not be assured. In connection with the anticipated waiver, a director of the Company is expected to increase his personal guarantee of the Company's debt under its bank credit agreement to $100 million.

All amounts outstanding under the Company's bank credit agreement currently mature and are due and payable on December 17, 2001, although the Company is currently discussing an extension of the maturity date with its banks to at least June 30, 2002. The Company believes that its relationship with its bank group is good, and anticipates entering into a new credit agreement prior to the December 17, 2001 maturity date or the extended maturity date of June 30, 2002, under terms substantially similar to those of its current credit agreement. There can be no assurance that the Company will be able to enter into a new credit agreement or the terms thereof prior to the maturity date. The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and Gray common stock owned by the Company, and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements, for at least the next 12 months, assuming the Company and the banks reach acceptable terms of certain modifications to the Company's credit agreement and the successful and timely refinancing of the Company's bank credit facility prior to the maturity date.

INTEREST RATE AND MARKET RISK

The Company is exposed to changes in interest rates due to the Company's financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in Note 7 to the Condensed Consolidated Financial Statements) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company's debt profile at March 31, 2001 and 2000, a 1% increase in market interest rates would increase interest expense and decrease income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $157,000 and $509,000 for the three months and nine months ended March 31, 2001, respectively, and $159,000 and $374,000 for the three months and nine months ended March 31, 2000, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving effect to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and warrants to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies, a 10% change in the aggregate market value of such investments would increase or decrease the aggregate market value by approximately $7.5 million as of March 31, 2001 and $6.3 million as of June 30, 2000.

ACCOUNTING CHANGE

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized the cumulative effect of the accounting change of $3,160,000, representing the value of the derivatives as of July 1, 2000 of $5,097,000, less a deferred tax benefit of $1,937,000. Changes in the value of these derivatives are recognized as earnings or losses.

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

                                         BULL RUN CORPORATION




Date:  May 21, 2001                      By: /s/ FREDERICK J. ERICKSON
                                             ----------------------------------
                                         Frederick J. Erickson
                                         Vice President-Finance, Treasurer
                                         and Assistant Secretary