Form 10-K/A
period 2000-06-30
BULL RUN CORP
filed 2001-07-27
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended JUNE 30, 2000
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                             ------     ------

                          Commission File Number 0-9385

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

          GEORGIA                                              58-2458679
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


      4370 PEACHTREE ROAD, N.E., ATLANTA, GA                         30319
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (404) 266-8333


Securities registered pursuant to Section 12(b) of the Act:
         Title of each class       Name of each exchange on which registered
                  None                           N/A
            -----------------      -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2001 was $31,661,354 based on the closing price thereof on The Nasdaq Stock Market.

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of June 30, 2001, was 35,984,126.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Items 6, 7,8 of Part II and Item 14 of Part IV are hereby amended and restated in their entirety as follows:

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as "Management's Discussion and Analysis." The selected consolidated financial data as of and for the year ended June 30, 2000, the six months ended June 30, 1999, and for each of the four years in the period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the six months ended June 30, 1998 are derived from unaudited condensed consolidated financial statements of the Company.

                             SELECTED FINANCIAL DATA
           (Dollars and shares in thousands, except per share amounts)



OPERATING RESULTS:                                      SIX MONTHS ENDED
                                       YEAR ENDED           JUNE 30,                            YEAR ENDED DECEMBER 31,
                                        JUNE 30,      --------------------                 ------------------------------
                                          2000          1999         1998         1998         1997         1996         1995
                                       ----------     -------      -------      -------      -------      -------      -------
                                       (RESTATED)                (UNAUDITED)
Total revenue                           $ 72,000      $   609      $   652      $ 1,618      $   681      $   844      $   722
Direct operating costs                   (49,437)
Selling, general and administrative      (21,891)        (693)        (691)      (1,312)      (1,039)      (1,022)        (848)
Amortization of acquisition intangibles   (2,602)
                                        --------      -------      -------      -------      -------      -------      -------
    Income (loss) from operations         (1,930)         (84)         (39)         306         (358)        (178)        (126)
Equity in earnings (losses) of
      affiliated companies                (2,698)        (997)        (146)       6,734         (599)       1,731          107
Correction of purchase price allocation  (11,330)
Other income (expense) derived from
      investments in affiliates, net        (358)                                                           8,179
Interest expense and other, net           (7,909)      (1,858)      (1,547)      (3,162)      (1,614)      (1,250)        (944)
                                        --------      -------      -------      -------      -------      -------      -------
    Income (loss) from continuing
      operations before income taxes,
      extraordinary item and cumulative
      effect of accounting change        (24,225)      (2,939)      (1,732)       3,878       (2,571)       8,482         (963)
Income tax benefit (provision)             4,368          944          542       (1,599)       1,032       (3,349)         421
                                        --------      -------      -------      -------      -------      -------      -------
Income (loss) from continuing
     operations before extraordinary
      item and cumulative effect of
     accounting change                   (19,857)      (1,995)      (1,190)       2,279       (1,539)       5,133         (542)
Extraordinary loss                                                                                           (295)
Cumulative effect of accounting
      change                                                                                                 (274)
                                        --------      -------      -------      -------      -------      -------      -------
    Income (loss) from continuing
      operations                         (19,857)      (1,995)      (1,190)       2,279       (1,539)       4,564         (542)
    Income (loss) from discontinued
      operations, net of tax              (6,839)        (266)         (92)          81         (234)         744        1,265
                                        --------      -------      -------      -------      -------      -------      -------
    Net income (loss)                   $(26,696)     $(2,261)     $(1,282)     $ 2,360      $(1,773)     $ 5,308      $   723
                                        ========      =======      =======      =======      =======      =======      =======

        See Notes to the Selected Financial Data on the following page.

                                          SELECTED FINANCIAL DATA, CONTINUED

                                                         SIX MONTHS ENDED
EARNINGS (LOSS) PER                    YEAR ENDED             JUNE 30,                          YEAR ENDED DECEMBER 31,
   SHARE:                               JUNE 30,     ------------------------    --------------------------------------------------
                                           2000         1999          1998          1998        1997          1996         1995
                                       ----------    ----------    ----------    ----------   ---------    ----------   -----------
                                       (RESTATED)                  (UNAUDITED)
Earnings (loss) per share - Basic:
    Income (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting change                $    (0.68)   $    (0.09)   $    (0.05)   $     0.10   $    (0.07)   $     0.22   $    (0.02)
    Income (loss) from continuing
      operations                       $    (0.68)   $    (0.09)   $    (0.05)   $     0.10   $    (0.07)   $     0.21   $    (0.02)
    Income (loss) from discontinued
      operations, net of tax           $    (0.24)   $    (0.01)   $    (0.01)   $     0.01   $    (0.01)   $     0.03   $     0.05
    Net income (loss)                  $    (0.92)   $    (0.10)   $    (0.06)   $     0.11   $    (0.08)   $     0.24   $     0.03
Weighted average shares
      outstanding - Basic                  29,044        22,330        22,098        22,189       21,302        22,013       22,127

Earnings (loss) per share - Diluted:
    Income (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting change                $    (0.68)   $    (0.09)   $    (0.05)   $     0.10   $    (0.07)   $     0.21   $    (0.02)
    Income (loss) from continuing
      operations                       $    (0.68)   $    (0.09)   $    (0.05)   $     0.10   $    (0.07)   $     0.20   $    (0.02)
    Income (loss) from discontinued
      operations, net of tax           $    (0.24)   $    (0.01)   $    (0.01)   $     0.00   $    (0.01)   $     0.03   $     0.05
    Net income (loss)                  $    (0.92)   $    (0.10)   $    (0.06)   $     0.10   $    (0.08)   $     0.23   $     0.03
Weighted average shares
      outstanding - Diluted                29,044        22,330        22,098        23,182       21,302        22,945       23,236


FINANCIAL POSITION:
                                            AS OF JUNE 30,                      AS OF DECEMBER 31,
                                       ----------------------     --------------------------------------------
                                         2000         1999          1998        1997        1996        1995
                                       --------     ---------     --------     ------      ------      -------
                                      (RESTATED)
Working capital                        $  5,449     $ (61,595)     $ 4,074     $ 2,913     $ 4,262     $ 4,005
Investment in affiliated companies       77,935        85,311       74,767      62,972      53,752      29,246
Total assets                            228,555       104,317       95,195      76,402      66,211      41,692
Long-term obligations                   122,794                     51,848      41,998      31,364      14,896
Stockholders' equity                     55,707        27,994       29,791      25,056      28,318      24,079
Current ratio                               1.1           0.1          2.4         1.7         3.4         3.9
Book value per share                   $   1.59     $    1.25      $  1.34     $  1.18     $  1.30     $  1.09


                      NOTES TO THE SELECTED FINANCIAL DATA

The changes from year to year are primarily a result of the following transactions:

2000 - Acquisition of Host, USA and Capital effective December 17, 1999 financed with common stock, options to acquire common stock and long-term debt. (See Notes 2 and 4 to the consolidated financial statements.)
1999 - Investment in Tarzian, financed with short-term debt; all amounts outstanding under long-term debt agreements were classified as current liabilities until December 17, 1999, when the obligations were refinanced.
1998 - Equity in the earnings attributable to Gray's gain on disposal of a television station; additional investments in Rawlings; and investment in Total Sports.
1997 - Initial investments in Rawlings.
1996 - Increase in the investment in Gray of $8.2 million resulting from Gray's public offering of its class B common stock; and purchase of Gray preferred stock for $15 million.
1995 - Initial investments in Host, USA and Capital.

No dividends were declared or paid during the periods presented.

Amounts presented as of and for the year ended June 30, 2000 have been restated where applicable to reflect the correction of errors discussed in Note 2 to the consolidated financial statements.

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

HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host, USA and Capital not previously owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Aggregate consideration (net of cash acquired) was approximately $116.9 million, which included Common Stock (totaling 11,687,000 shares) and stock options (for a total of 2,819,000 shares of Common Stock) valued at approximately $52.3 million, 8% subordinated notes having a face value of approximately $18.6 million, cash (net of approximately $9.7 million in cash acquired) of $44.8 million and transaction expenses of approximately $1.2 million. The Company allocated $24.5 million of the Host-USA Acquisition purchase price to identifiable intangible assets and recognized goodwill in the amount of $66.4 million. As of June 30, 2000, goodwill and acquired intangibles, net of accumulated amortization, were approximately 39% of the Company's total assets.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company.

RESTATEMENT OF FINANCIAL STATEMENTS

In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and prior to the Host-USA Acquisition, USA's) Affinity Events business. The accompanying consolidated financial statements as of and for the year ended June 30, 2000 have been restated for the correction of such errors.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth Computer Corporation ("Datasouth"), the Company's wholly owned computer printer manufacturing business segment. The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. Immediately following the board's authorization, the Company formalized its plan of disposal and began to aggressively pursue a sale of the assets of Datasouth to a potential purchaser. The Company consummated the sale of Datasouth's operating assets on September 29, 2000. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the year ended June 30, 2000 and all prior periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements.

An estimated loss on the sale of Datasouth of $6,522,000, including a $350,000 pretax provision for estimated operating losses during the disposal period, has been combined with Datasouth's operating results and presented as discontinued operations in the consolidated financial statements for the year ended June 30, 2000. The proceeds realized on the sale of Datasouth's assets were based on management's estimates of the most likely outcome, considering, among other things, the Company's discussions with the potential purchaser. Management's estimate of operating losses during the disposal period is based on management's knowledge of customer ordering patterns, industry trends and estimates of the length of time until a sale might be consummated. Actual amounts ultimately realized on the sale and losses incurred during the disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating results during the disposal period differ from the estimates that are reflected as of June 30, 2000, or as management's estimates are revised, the variance will be reported in discontinued operations in future periods. Management uses the proceeds from the sale to reduce outstanding debt under its bank credit agreement and paid transaction expenses of less than $100,000.

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

Operating costs and expenses of $73,930,000 for the year ended June 30, 2000 included $68,320,000 associated with companies acquired in the Host-USA Acquisition, for the period from December 17, 1999 (date of acquisition) through June 30, 2000, amortization of acquisition intangibles of $2,602,000 as a result of the Host-USA Acquisition, and nonrecurring expenses of $1,460,000 in connection with a potential transaction involving one of the Company's investments.

Operating income (loss) for the period December 17, 1999 (date of acquisition) to June 30, 2000 derived from the Affinity Marketing and Production Services, Affinity Events and Affinity Management Services business segments was $4,354,000, $(2,551,000) and $568,000, respectively. A significant portion of the Affinity Marketing and Production Services operating income is generated in the fiscal quarter ended March 31, due to the timing of events in connection from which revenues of this segment are generated. Likewise, the Affinity Events business segment generates most of its revenue during the fiscal quarters ended June 30 and September 30, the periods in which the majority of the events are held. Therefore, revenue and operating profit for the period from December 17, 1999 (date of acquisition) to June 30, 2000 is not necessarily indicative of the actual results that might have occurred had a full year's results been consolidated in the Company's consolidated financial statements for the year ended June 30, 2000.

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

As a result of the accounting errors discovered by the Company in the financial statements of USA, the Company recorded a charge of $11,330,000 in December 1999, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated.

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

As of June 30, 2000, the Company has a net operating loss carryforward for tax purposes of approximately $14.2 million to reduce Federal taxable income in the future, an alternative minimum tax credit carryforward of $490,000 and a business credit carryforward of $142,000, to reduce regular Federal tax liabilities in the future. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill amortization, correction of purchase price and state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities of continuing operations was $117,000 for the year ended June 30, 2000. In the year ended June 30, 2000, accounts receivable and prepaid costs and expenses decreased $15,527,000 due to decreases (subsequent to the date of the Host-USA Acquisition) in prepaid costs under various contracts and accounts receivable, and accounts payable and accrued expenses decreased $11,585,000 due primarily to decreases (subsequent to the date of the Host-USA Acquisition) in the accruals for guaranteed rights payments and incurred unbilled costs under various contracts.

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

In 1984, Host and the National Affinity Marketing and Production Services Athletic Association ("NCAA(R)") initiated the NCAA Corporate Partner Program. Under this program, Host partners with an exclusive group of corporations to link their target markets to and implement promotions around the NCAA and its championship events through a variety of advertising and promotional opportunities. Host's current contract with the NCAA expires in 2002. In 2000, Host announced the decision to withdraw from negotiations for an extension of Host's NCAA corporate marketing rights beyond 2002; however, Host subsequently reentered negotiations related to retaining NCAA corporate marketing rights and, in July 2001, announced that it had reached an agreement with CBS Sports for the exclusive right to administer the NCAA Corporate Partner Program, along with other NCAA marketing programs, beginning in September 2002 through August 2013. Guaranteed rights fee expense under the current NCAA contract for the period from December 17, 1999 (effective date of the Host-USA Acquisition) to June 30, 2000 was approximately $7,850,000, and will be $16,167,000, $19,417,000 and
$3,333,000 for the years ending June 30, 2001, 2002 and 2003, respectively. The new agreement with CBS Sports will likewise require payment of significant guaranteed rights fees beginning in September 2002.

Cash used in investing activities of continuing operations was $46,072,000 for the year ended June 30, 2000, of which, $45,315,000 was associated with the Host-USA Acquisition.

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

In connection with the Host-USA Acquisition, the Company entered into a new credit agreement with a group of banks on December 17, 1999, as modified in 2000, providing for (a) two term loans for borrowings totaling $95,000,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000,000 by December 17, 2000, with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000,000 to $35,000,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500,000 in outstanding letters of credit. In July 2001, certain provisions of the credit agreement were modified as discussed below. As of June 30, 2000, borrowings of $19,200,000 and letters of credit totaling $3,835,000 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $560,000 at that date.

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

As a result of issues pertaining to the restatement of financial statements discussed above under "Restatement of Financial Statements" and in Note 2 to the consolidated financial statements, among other reasons, the Company was not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of its bank credit agreement; however, the Company obtained a waiver of these events of default. On July 27, 2001, the Company and its lenders amended certain provisions of the credit agreement to, among other things, (a) revise future financial covenants; (b) change the maturity date of the credit agreement from December 17, 2001 to July 1, 2002; (c) revise the interest rate on the term loans to prime plus 1.5% or LIBOR plus 4.0% and the Revolver to prime plus 1.0% or LIBOR plus 3.5%; and (d) require principal payments of at least $10,000,000 on or before October 15, 2001 plus $10,000,000 on or before December 15, 2001. In connection with the waiver and amendment, the Company's chairman of the board increased his personal guarantee of the Company's debt under its bank credit agreement to $100,000,000.

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

The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and Gray common stock owned by the Company, and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements, for at least the next 12 months. The Company's bank credit agreement requires aggregate principal payments totaling $20,000,000 by December 2001, and such principal payments may require the sale of certain investments whose sale may have some restrictions under applicable securities laws, and there can be no assurance that the Company will be able to sell such investments. Payment of the Company's $10,000,000 required principal payment in December 2000 was funded in part by the redemption by Gray in the amount of $5,000,000 of series B preferred stock owned by the Company having a face value of $5,000,000. The Company's capital expenditures are expected to total approximately $1,200,000 for the year ending June 30, 2001.

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

RECENTLY-ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company's adoption of this Statement resulted in an increase in Stockholders' Equity and Total Assets of approximately $3,160,000 on July 1, 2000. In addition, the Statement could increase the volatility in earnings and comprehensive income for fiscal reporting periods subsequent to June 30, 2000 as a result of recognizing the net change in the value of an interest rate swap agreement during the future period.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate and Market Rate Risk" in Item 7 "Management's Discussion and Analysis."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Financial Statements of Bull Run Corporation:

                                                                                               PAGE
                                                                                               ----
     Report of Independent Auditors                                                              18
     Consolidated Balance Sheets at June 30, 2000 (restated) and 1999, and
        December 31, 1998                                                                        19
     Consolidated Statements of Operations for the year ended June 30, 2000
        (restated), the six months ended June 30, 1999 and June 30, 1998
        (unaudited), and the years ended December 31, 1998 and 1997                              20
     Consolidated Statements of Stockholders' Equity for the year ended June 30,
        2000 (restated), the six months ended June 30, 1999 and the years ended
        December 31, 1998 and 1997                                                               21
     Consolidated Statements of Cash Flows for the year ended June 30, 2000
        (restated), the six months ended June 30, 1999 and June 30, 1998
        (unaudited), and the years ended December 31, 1998 and 1997                              22
     Notes to Consolidated Financial Statements                                                  23
     Selected Quarterly Financial Data (Unaudited)                                               45

Consolidated Financial Statements of Gray Communications Systems, Inc., incorporated by reference to pages F-1 to F-29 of Bull Run's Form 10-K Annual
Report for the year ended June 30, 2000:

     Report of Independent Auditors
     Consolidated Balance Sheets at December 31, 1999 and 1998
     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999
     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
     Notes to Consolidated Financial Statements

Condensed Consolidated Financial Statements of Gray Communications Systems,
Inc., incorporated by reference to pages F-30 to F-36 of Bull Run's Form 10-K
Annual Report for the year ended June 30, 2000:

Condensed  Consolidated  Balance  Sheets  at June 30, 2000 (Unaudited)
     Condensed Consolidated Statements of Operations for the six months ended
        June 30, 2000 and 1999 (Unaudited)
     Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2000 (Unaudited)
     Condensed Consolidated Statements of Cash Flows for the six months ended
       June 30, 2000 and 1999 (Unaudited)
     Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Financial Statements of Rawlings Sporting Goods Company, Inc., incorporated by reference to pages F-37 to F-54 of Bull Run's Form 10-K Annual Report for the year ended June 30, 2000:

    Report of Independent Public Accountants
    Consolidated Statements of Income for each of the three years in the period ended August 31, 1999
    Consolidated Balance Sheets at August 31, 1999 and 1998 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended August 31, 1999
    Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1999
    Notes to Consolidated Financial Statements

Condensed Consolidated Financial Statements of Rawlings Sporting Goods Company, Inc incorporated by reference to pages F-55 to F-61 of Bull Run's Form 10-K Annual Report for the year ended June 30, 2000:

Consolidated Statements of Income for the nine months ended May 31, 2000 and 1999 (Unaudited)
    Consolidated Balance Sheets at May 31, 2000 and August 31, 1999
       (Unaudited)
    Consolidated Statements of Cash Flow for the nine months ended May 31, 2000 and 1999 (Unaudited)
    Notes to Consolidated Financial Statements (Unaudited)

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

   As more fully described in Note 2, the Company restated certain amounts previously reported as of and for the year ended June 30, 2000.

                                                           /s/ ERNST & YOUNG LLP

   Charlotte, North Carolina
   September 28, 2000,
   except for Notes 2, 4 and 10, as to which the date is July 27, 2001

                              BULL RUN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                    JUNE 30,
                                                            -------------------------      DECEMBER 31,
                                                              2000             1999            1998
                                                            ---------       ---------        --------
                                                            (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                $     619       $     323        $     58
   Accounts receivable, net of allowance of $1,155 and
      $-0- as of June 30, 2000 and 1999, respectively,
      and $-0- as of December 31, 1998                         30,384             267           1,127
   Inventories                                                    648
   Prepaid costs and expenses                                   3,710              78              34
   Income taxes receivable                                      3,148
   Deferred income taxes                                        3,516
   Net assets of discontinued segment                           6,286           6,845           8,546
                                                            ---------       ---------        --------
           Total current assets                                48,311           7,513           9,765
Property and equipment, net                                     6,868              22              14
Investment in affiliated companies                             77,935          85,311          74,767
Goodwill                                                       64,506
Customer base and trademarks                                   23,836
Other assets                                                    2,714             771             114
Net noncurrent assets of discontinued segment                   4,385          10,700          10,535
                                                            ---------       ---------        --------
                                                            $ 228,555       $ 104,317        $ 95,195
                                                            =========       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt      $  10,000       $  67,361        $  4,000
   Accounts payable                                             2,690             402           1,115
   Accrued and other liabilities                               30,172           1,345             574
                                                            ---------       ---------        --------
           Total current liabilities                           42,862          69,108           5,689
Long-term debt                                                122,794                          51,848
Deferred income taxes                                           3,924           5,030           5,682
Other liabilities                                               3,268           2,185           2,185
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000
      shares; issued 35,627 and 22,983 shares as of
      June 30, 2000 and 1999, respectively, and 22,785
      shares as of December 31, 1998)                             356             230             228
   Additional paid-in capital                                  76,123          21,840          21,378
   Treasury stock, at cost (542 shares)                        (1,393)         (1,393)         (1,393)
   Retained earnings (accumulated deficit)                    (19,379)          7,317           9,578
                                                            ---------       ---------        --------
           Total stockholders' equity                          55,707          27,994          29,791
                                                            ---------       ---------        --------
                                                            $ 228,555       $ 104,317        $ 95,195
                                                            =========       =========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                              SIX MONTHS ENDED                YEARS ENDED
                                                           YEAR ENDED              JUNE 30,                    DECEMBER 31,
                                                            JUNE 30,       -----------------------       -----------------------
                                                              2000           1999           1998           1998           1997
                                                            --------       --------       --------       --------       --------
                                                           (RESTATED)                    (UNAUDITED)
Revenue from services rendered                              $ 72,000       $    609       $    652       $  1,618       $    681
Operating costs and expenses:
   Direct operating costs of services rendered                49,437
   Selling, general and administrative                        21,891            693            691          1,312          1,039
   Amortization of acquisition intangibles                     2,602
                                                            --------       --------       --------       --------       --------
                                                              73,930            693            691          1,312          1,039
                                                            --------       --------       --------       --------       --------
     Operating income (loss)                                  (1,930)           (84)           (39)           306           (358)
Other income (expense):
   Equity in earnings (losses) of affiliated companies        (2,698)          (997)          (146)         6,734           (599)
   Gain on issuance of shares by affiliate                     2,492
   Reduction in valuation of investment in affiliate          (2,850)
   Correction of purchase price allocation                   (11,330)
   Interest and dividend income                                  958            453            562          1,085          1,102
   Interest expense                                           (8,746)        (2,529)        (2,101)        (4,247)        (2,716)
   Debt issue cost amortization                                 (953)
   Other income (expense)                                        832            218             (8)
                                                            --------       --------       --------       --------       --------
     Income (loss) from continuing operations before
       income taxes                                          (24,225)        (2,939)        (1,732)         3,878         (2,571)
Income tax benefit (provision)                                 4,368            944            542         (1,599)         1,032
                                                            --------       --------       --------       --------       --------
     Income (loss) from continuing operations                (19,857)        (1,995)        (1,190)         2,279         (1,539)
Income (loss) on operations of discontinued
   segment, net of tax                                          (317)          (266)           (92)            81           (234)
Estimated loss on disposal of discontinued segment,
   net of tax                                                 (6,522)
                                                            --------       --------       --------       --------       --------
     Net income (loss)                                      $(26,696)      $ (2,261)      $ (1,282)      $  2,360       $ (1,773)
                                                            ========       ========       ========       ========       ========

Earnings (loss) per share:
  Basic:
   Income (loss) from continuing operations                 $  (0.68)      $  (0.09)      $  (0.05)      $   0.10       $  (0.07)
   Income (loss) from discontinued segment                     (0.24)         (0.01)         (0.01)          0.01          (0.01)
                                                            --------       --------       --------       --------       --------
   Net income (loss)                                        $  (0.92)      $  (0.10)      $  (0.06)      $   0.11       $  (0.08)
                                                            ========       ========       ========       ========       ========
  Diluted:
   Income (loss) from continuing operations                 $  (0.68)      $  (0.09)      $  (0.05)      $   0.10       $  (0.07)
   Income (loss) from discontinued segment                     (0.24)         (0.01)         (0.01)          0.00          (0.01)
                                                            --------       --------       --------       --------       --------
   Net income (loss)                                        $  (0.92)      $  (0.10)      $  (0.06)      $   0.10       $  (0.08)
                                                            ========       ========       ========       ========       ========

Weighted average number of common shares outstanding:
   Basic                                                      29,044         22,330         22,098         22,189         21,302
   Diluted                                                    29,044         22,330         22,098         23,182         21,302

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BULL RUN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                           RETAINED
                                                              ADDITIONAL                   EARNINGS        TOTAL
                                           COMMON STOCK        PAID-IN       TREASURY    (ACCUMULATED   STOCKHOLDERS'
                                         SHARES     AMOUNT     CAPITAL        STOCK        DEFICIT)        EQUITY
                                         ------     ------    ----------     --------    ------------   -------------

Balances, January 1, 1997                22,325      $223      $ 20,541      $ (1,437)     $   8,991      $ 28,318

   Purchase of treasury stock                                                  (1,751)                      (1,751)
   Exercise of stock options                258         3           259                                        262
   Net loss                                                                                   (1,773)       (1,773)
                                         ------      ----      --------      --------      ---------      --------

BALANCES, DECEMBER 31, 1997              22,583       226        20,800        (3,188)         7,218        25,056

   Issuance of treasury stock                                       555         1,945                        2,500
   Purchase of treasury stock                                                    (150)                        (150)
   Exercise of stock options                202         2            23                                         25
   Net income                                                                                  2,360         2,360
                                         ------      ----      --------      --------      ---------      --------

BALANCES, DECEMBER 31, 1998              22,785       228        21,378        (1,393)         9,578        29,791

   Exercise of stock options                198         2           462                                        464
   Net loss                                                                                   (2,261)       (2,261)
                                         ------      ----      --------      --------      ---------      --------

BALANCES, JUNE 30, 1999                  22,983       230        21,840        (1,393)         7,317        27,994

   Issuance of common stock              11,992       120        44,657                                     44,777
   Issuance of nonqualified stock
     options                                                      8,700                                      8,700
   Exercise of stock options                652         6           776                                        782
   Tax benefit from exercise of
     nonqualified stock options                                     150                                        150
   Net loss (restated)                                                                       (26,696)      (26,696)
                                         ------      ----      --------      --------      ---------      --------

BALANCES, JUNE 30, 2000
   (RESTATED)                            35,627      $356      $ 76,123      $ (1,393)     $ (19,379)     $ 55,707
                                         ======      ====      ========      ========      =========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                  SIX MONTHS ENDED          YEARS ENDED
                                                                   YEAR ENDED         JUNE 30,              DECEMBER 31,
                                                                    JUNE 30,    --------------------    --------------------
                                                                      2000        1999        1998        1998        1997
                                                                   ----------   --------    --------    --------    --------
                                                                   (RESTATED)              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(26,697)   $ (2,261)   $ (1,282)   $  2,360    $ (1,773)
   Loss (income) from discontinued segment                             6,839         266          92         (81)        234
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) continuing operations:
   Other expense derived from investment in affiliates, net              358
  Correction of purchase price allocation                             11,330
   Provision for bad debts                                               267
   Depreciation and amortization                                       4,669          17          17          35          34
   Equity in (earnings) losses of affiliated companies                 2,698         997         146      (6,734)        599
   Deferred income taxes                                              (4,638)     (1,014)       (396)      1,976        (759)
   Accrued preferred stock dividend income                                                      (150)       (175)       (300)
   Loss on disposition of assets                                          64
   Change in operating assets and liabilities:
      Accounts receivable                                             12,497         860        (280)        (64)        149
      Inventories                                                        270
      Prepaid costs and expenses                                       3,030         (25)        (33)                     15
      Accounts payable and accrued expenses                          (11,585)         38         370         230         645
      Deferred income and other long-term liabilities                    781           2         128         362         128
                                                                    --------    --------    --------    --------    --------
Net cash used in continuing operations                                  (117)     (1,120)     (1,388)     (2,091)     (1,028)
Net cash provided by (used in) discontinued operations                   676       1,958        (488)       (533)       (799)
                                                                    --------    --------    --------    --------    --------
Net cash provided by (used in) operating activities                      559         838      (1,876)     (2,624)     (1,827)
                                                                    --------    --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (1,146)        (10)                                (12)
Investment in affiliated companies                                               (11,623)     (5,071)     (8,812)     (9,099)
Proceeds on sale of investment                                           267
Acquisition of businesses, net of cash acquired                      (45,315)       (674)
Redemption of preferred stock investment                                                                   3,805
Dividends received from affiliated companies                             122          81          28         121       1,002
                                                                    --------    --------    --------    --------    --------
Net cash used in continuing operation investing activities           (46,072)    (12,226)     (5,043)     (4,886)     (8,109)
Net cash used in discontinued operation investing activities            (642)       (323)     (2,231)     (3,268)     (1,148)
                                                                    --------    --------    --------    --------    --------
Net cash used in investing activities                                (46,714)    (12,549)     (7,274)     (8,154)     (9,257)
                                                                    --------    --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable                                                     10,000         500       1,200       1,500
Borrowings from revolving lines of credit                             32,702       8,648       7,966      17,598      15,232
Repayments on notes payable                                          (12,000)                               (700)
Repayments on revolving lines of credit                              (21,698)     (7,988)     (8,146)    (18,718)     (9,941)
Proceeds from long-term debt                                          95,000       1,352       7,625       9,815       5,843
Repayments on long-term debt                                         (47,165)       (500)       (864)     (1,536)
Debt issue costs                                                      (1,170)
Exercise of stock options                                                782         464          17          25         262
Repurchase of common stock                                                                        (2)       (150)     (1,751)
                                                                    --------    --------    --------    --------    --------
Net cash provided by continuing operation financing activities        46,451      11,976       7,096       7,534      11,145
Net cash provided by discontinued operation financing activities                               2,500       3,160
                                                                    --------    --------    --------    --------    --------
Net cash provided by financing activities                             46,451      11,976       9,596      10,694      11,145
                                                                    --------    --------    --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     296         265         446         (84)         61
Cash and cash equivalents, beginning of year                             323          58         142         142          81
                                                                    --------    --------    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $    619    $    323    $    588    $     58    $    142
                                                                    ========    ========    ========    ========    ========

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

In July 2000, the Company made a strategic decision to sell the computer printer manufacturing business segment operated by wholly owned subsidiary, Datasouth Computer Corporation ("Datasouth"). Datasouth is reported as a discontinued operation (see Note 5).

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


2.       RESTATEMENT OF FINANCIAL STATEMENTS

In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The accompanying consolidated financial statements as of and for the year ended June 30, 2000 have been restated for the correction of such errors.

A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:


                                                                                    PREVIOUSLY
                                                             RESTATED                REPORTED
                                                             --------               ----------
         YEAR ENDED JUNE 30, 2000:
           Revenue from services rendered                  $  72,000                $  72,000
           Operating income (loss)                            (1,930)                   2,282
           Loss from continuing operations                   (19,857)                  (5,944)
           Net loss                                          (26,696)                 (12,783)
           Earnings (loss) per share:
             Loss from continuing operations               $   (0.68)               $   (0.20)
             Net loss                                      $   (0.92)               $   (0.44)

         AS OF JUNE 30, 2000:
           Current assets                                  $  48,311                $  61,466
           Total assets                                      228,555                  241,851
           Current liabilities                                42,862                   42,245
           Stockholders' equity                               55,707                   69,620

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOODWILL AND OTHER LONG-LIVED ASSETS - Goodwill and purchased intangibles (i.e., customer base and trademarks) associated with the Company's acquisition of Host, USA and Capital is being amortized over 20 years. The carrying value of goodwill, as well as other long-lived assets, are reviewed if the facts and circumstances suggest that they may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required. Accumulated amortization of acquisition intangibles was $2,602 as of June 30, 2000, including $1,939 associated with goodwill.

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

STOCK-BASED COMPENSATION - Except for stock options granted to former Host and USA optionholders in connection with the Host-USA Acquisition, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", no compensation expense is recognized for such grants. The value of stock options issued by the Company in connection with the Host-USA Acquisition, having an exercise price which was less than the fair value of the shares on December 17, 1999, is included as a component of the Host-USA Acquisition price (see Note 4).

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

RECENTLY-ISSUED ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will be required to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company's adoption of this Statement resulted in an increase in Stockholders' Equity and Total Assets of $3,160 on July 1, 2000. In addition, the Statement could increase the volatility in earnings and comprehensive income for fiscal reporting periods subsequent to June 30, 2000 as a result of recognizing the net change in the value of an interest rate swap agreement during future periods.


4.       HOST-USA ACQUISITION

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

                                                              (RESTATED)
         Receivables                                         $  42,218
         Inventories                                               918
         Prepaid costs and expenses                              6,740
         Income taxes receivable                                 2,689
         Property and equipment                                  7,112
         Investment in affiliated companies                     11,320
         Goodwill                                               66,444
         Customer base and trademarks                           24,500
         Other assets                                            1,075
         Current liabilities assumed                           (42,763)
         Deferred income taxes                                     (58)
         Other liabilities assumed                                (330)
                                                             ---------
                                                               119,865
         Less: Investment in Host, Capital and USA
           immediately prior to the acquisition                (14,339)
                                                             ---------
                                                               105,526
         Purchase price in excess of fair values of
           assets and liabilities acquired                      11,330
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

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of July 1, 1999, January 1, 1999 and January 1, 1998 for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively, would have been as follows:

                                       YEAR ENDED    SIX MONTHS ENDED      YEAR ENDED
                                         JUNE 30,         JUNE 30,         DECEMBER 31,
                                          2000              1999              1998
                                       -----------   ----------------      -----------
                                       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                        (RESTATED)      (RESTATED)         (RESTATED)
Net revenue                            $ 129,711         $ 53,974         $ 113,289
Operating loss                            (3,317)          (9,898)           (4,315)
Loss from continuing operations          (13,823)         (10,976)           (5,975)
Net loss                                 (20,662)         (10,976)           (5,975)

Loss per share:
   Basic                               $   (0.60)        $  (0.32)        $   (0.17)
   Diluted                             $   (0.60)        $  (0.32)        $   (0.17)


Pro forma operating income (loss) includes amortization of acquisition intangibles of $4,545 for the years ended June 30, 2000 and December 31, 1998, and $2,318 for the six months ended June 30, 1999. The pro forma results do not include the $11,330 charge for the correction of the purchase price allocation. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.

5.       DISCONTINUED OPERATION

On July 26, 2000, the Company's Board of Directors authorized management to sell the operating assets of Datasouth, the Company's computer printer manufacturing operation. The Company's decision to discontinue its Datasouth operations was attributable to the strategic decision to focus on the sports, affinity marketing and management businesses acquired on December 17, 1999. Immediately following the board's authorization, the Company formalized its plan of disposal and began to aggressively pursue a sale of the assets of Datasouth to a potential purchaser. The Company consummated the sale of Datasouth on September 29, 2000. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the year ended June 30, 2000 and all prior periods presented herein have been reported as discontinued operations in the accompanying financial statements.

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

                                                                    JUNE 30,                     DECEMBER 31,
                                                              --------------------------         -----------
                                                               2000               1999               1998
                                                              -------            -------         -----------
            Current assets:
                Accounts receivable, net                      $  3,166           $  3,660           $  5,615
                Inventories                                      5,501              5,505              5,167
                Other current assets                               328                 82                197
            Current liabilities:
                Accounts payable and accrued expenses           (2,709)            (2,402)            (2,433)
                                                              --------           --------           --------
                                                              $  6,286           $  6,845           $  8,546
                                                              ========           ========           ========

         Noncurrent assets:
             Property, plant and equipment, net of
               accumulated depreciation                       $  2,254           $  2,599           $  2,609
             Goodwill                                            7,419              7,417              7,583
             Other assets                                           38                 63                 70
             Deferred income taxes                               2,093                621                273
             Provision for estimated loss on disposal of
               discontinued operations                          (7,419)
                                                                                 --------           --------
                                                              $  4,385           $ 10,700           $ 10,535
                                                              ========           ========           ========

The following summarizes revenues and operating results from discontinued operations:


                                         YEAR ENDED                  SIX MONTHS ENDED              YEARS ENDED
                                          June 30,                      June 30,                   December 31,
                                           2000                1999               1998           1998         1997
                                           ----                ----               ----           ----         ----
                                                                              (unaudited)
Revenue from printer operations          $ 24,959           $ 13,636           $ 14,157        $29,848      $ 21,639
Income (loss) from operations                (326)              (338)               (56)           464          (141)


No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of Datasouth's assets.

6.       SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                             YEAR ENDED              SIX MONTHS ENDED         YEARS ENDED
                                                              JUNE 30,                    JUNE 30,            DECEMBER 31,
                                                         2000          1999         1998            1998         1997
                                                        -------       ------       -------        -------        ------
                                                                                 (unaudited)
Interest paid                                           $ 8,323       $2,346       $ 2,050        $ 4,404        $2,460
Income taxes paid (recovered), net                          397            3           (25)           (58)

Noncash investing and financing activities:
  Treasury stock issued in business acquisition                                      2,500          2,500
  Deferred payment on investment in stock warrant                                                                 1,421
  Common stock and stock options issued in
     Host-USA Acquisition                                52,258
  Issuance of subordinated notes in Host-USA
     Acquisition                                         18,594


7.       INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies consists of the following:

                             JUNE 30, 2000                JUNE 30, 1999               DECEMBER 31, 1998
         AFFILIATE        AMOUNT       VOTING %       AMOUNT         VOTING%       AMOUNT            VOTING%
         ---------        ------       --------      ------          ------        ------            -------
     Gray                $46,057        26.2%       $45,513            27.5%       $46,151            27.4%
     Tarzian              10,000        33.5%        10,000            33.5%
     Rawlings              8,071        10.2%        13,008            10.6%        12,422            10.3%
     Total Sports          7,151        10.6%         3,500             7.6%         2,500             7.7%
     iHigh.com             5,416        37.0%
     Host                                             2,747             7.7%         2,896             7.7%
     Capital                                          9,893            48.5%        10,148            48.5%
     USA                                                650             3.0%           650             3.0%
     Other                 1,240
                         -------                    -------                       --------
             Total       $77,935                    $85,311                       $ 74,767
                         =======                    =======                       ========


Equity in earnings (losses) of affiliated companies consists of the following:

                         YEAR ENDED      SIX MONTHS ENDED            YEARS ENDED
                          JUNE 30,            JUNE 30,               DECEMBER 31,
                                         ----------------         -----------------
        AFFILIATE         2000          1999          1998        1998         1997
        ---------         ----          ----          ----        ----         ----
                                                 (unaudited)
     Gray               $(1,826)       $(757)       $(455)       $6,127       $(844)
     Rawlings            (1,770)         164          501           237
     iHigh.com             (706)
     Host                   492         (149)         (53)          124          25
     Capital              1,091         (255)        (139)          246         220
     Other                   21
                        -------        -----        -----        ------       -----
            Total       $(2,698)       $(997)       $(146)       $6,734       $(599)
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

In November 2000, Total Sports was sold to Quokka Sports, Inc. ("Quokka"). In exchange for its investment in preferred stock and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. Quokka's common stock was publicly traded on the Nasdaq Stock Market (symbol: QKKA), until April 2001, when Quokka announced its intention to seek protection under the Federal Bankruptcy Code. The number of shares of Quokka common stock ultimately received by the Company in exchange for its Total Sports capital stock was determined based on the value of Quokka common stock at the closing date and the rights accorded Total Sports' preferred stockholders.

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

                                                                 June 30,
                                                         ------------------------       December 31,
                                                            2000           1999             1998
                                                         ---------      ---------        ---------
                   Current assets                        $ 124,272      $ 148,446        $ 144,648
                   Property and equipment                   90,124         71,665           70,614
                   Total assets                            769,437        658,364          644,568
                   Current liabilities                     100,099         64,514           59,699
                   Long-term debt                          382,434        352,090          339,677
                   Total liabilities                       568,274        477,219          462,833
                   Stockholders' equity                    201,163        181,145          181,735


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

Host for the six months ended December 31, 1998 and 1997, and the years ended June 30, 1998 and 1997) is as follows:


                            YEAR ENDED       SIX MONTHS ENDED            YEARS ENDED
                            JUNE 30,              JUNE 30,               DECEMBER 31,
                                             -------------------         ------------
                              2000           1999          1998        1998          1997
                              ----           ----          ----        ----          ----
Operating revenue          $ 369,374      $ 190,094      $185,708     $347,850     $294,583
Income from operations        24,708         15,284        24,047       37,351       34,106
Net income (loss)            (23,051)          (938)        5,062       47,546        4,845


Undistributed earnings of investments accounted for by the equity method amount to approximately $260 as of June 30, 2000.


8.       PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following:

                                                           JUNE 30,
                                                         -------------    DECEMBER 31,
                                                         2000     1999       1998
                                                         ----     ----       ----
         Land                                          $  448     $          $
         Building                                         950
         Leasehold and building improvements              560
         Machinery & equipment                          2,274
         Office furniture and equipment                 3,700      43         38
                                                       ------     ---        ---
                                                        7,932      43         38

         Accumulated depreciation and amortization      1,064      21         24
                                                       ------     ---        ---
                                                       $6,868     $22        $14
                                                       ======     ===        ===


9.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

                                                              JUNE 30,
                                                       --------------------     DECEMBER 31,
                                                         2000          1999        1998
                                                         ----          ----        ----
                                                      (RESTATED)
         Incurred unbilled costs                       $ 2,279        $            $
         Guaranteed rights fees and profit splits        6,879
         Deferred income                                15,581
         Interest                                        1,030           579        396
         Other                                           4,403           766        178
                                                       -------        ------       ----
                                                       $30,172        $1,345       $574
                                                       =======        ======       ====

10.      LONG-TERM DEBT AND NOTES PAYABLE

In connection with the Host-USA Acquisition the Company entered into a new credit agreement with a group of banks on December 17, 1999, as modified in 2000, providing for (a) two term loans (the "Term Loans") for borrowings totaling $95,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000 by December 17, 2000, with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000 to $35,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500 in outstanding letters of credit. As of June 30, 2000, borrowings of $19,200 and letters of credit totaling $3,835 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $560 at that date. As of June 30, 2000, borrowings totaling $99,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 9.31% and borrowings of $14,300 were subject to the banks' prime rate of 9.5%. Interest on prime rate advances is payable quarterly and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly. On September 28, 2000, the Company amended certain provisions of the credit agreement to, among other things, ease covenant restrictions. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

As a result of issues pertaining to the restatement of financial statements discussed in Note 2, among other reasons, the Company was not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of the credit agreement as of March 31, 2001; however, the Company obtained a waiver of these events of default. On July 27, 2001, the Company and its lenders amended certain provisions of the credit agreement to, among other things, (a) revise future financial covenants; (b) change the maturity date of the credit agreement from December 17, 2001 to July 1, 2002;
(c) revise the interest rate on the term loans to prime plus 1.5% or LIBOR plus 4.0% and the Revolver to prime plus 1.0% or LIBOR plus 3.5%; and (d) require principal payments of at least $10,000 on or before October 15, 2001 plus $10,000 on or before December 15, 2001.

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

In connection with the Company's bank credit facilities the Company's chairman of the board entered into a guarantee agreement in favor of the banks for up to $75,000, for which he received compensation from the Company during the year ended June 30, 2000 in the form of 305 restricted shares of the Company's common stock valued at $1,219. Such agreement provides that if the Company defaults on its bank loan, the chairman will repay the amount of such loan to the banks. If he is obligated to pay such amount, he would have the right to purchase certain of the Company's collateral under such loan as would be necessary for him to recoup his obligation, with such collateral including the Company's investments in Gray and Tarzian. In connection with the waiver and amendment in 2001, the Company's chairman increased his personal guarantee of the Company's debt under its bank credit agreement to $100,000.


11.      INCOME TAXES

The Company's income tax benefit (provision) attributable to continuing operations consists of the following:

                          YEAR ENDED           SIX MONTHS ENDED                            YEARS ENDED
                          JUNE 30,                  JUNE 30,                              DECEMBER 31,
                                             -----------------------                 -----------------------
                            2000             1999               1998                  1998              1997
                            ----             ----               ----                  ----              ----
                         (RESTATED)                        (UNAUDITED)
         Current:
            Federal     $                  $                    $                   $                    $   50
            State          (271)
                        -------                                                                          ------
                           (271)                                                                             50
         Deferred         4,639             944                     542              (1,599)                982
                        -------            ----                 -------             -------              ------
                        $ 4,368            $944                 $   542             $(1,599)             $1,032
                        =======            ====                 =======             =======              ======



The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

                                               YEAR              SIX MONTHS ENDED           YEARS ENDED
                                               ENDED                 JUNE 30,               DECEMBER 31,
                                              JUNE 30,         --------------------     --------------------
                                                2000             1999        1998         1998        1997
                                             ---------         --------    --------     --------    --------
                                             (RESTATED)                  (UNAUDITED)
Federal statutory tax rate                     34.0%             34.0%       34.0%        34.0%       34.0%
Non-deductible goodwill amortization           (3.6)
Correction of purchase price allocation       (15.9)
State income taxes, net of federal
     benefit                                    1.5
Other, net                                      2.0              (1.9)       (2.7)         7.2         6.1
                                              -----             -----       -----         ----        ----
Effective tax rate                             18.0%             32.1%       31.3%        41.2%       40.1%
                                              =====             =====       =====         ====        ====

Deferred tax liabilities (assets) associated with continuing operations are comprised of the following:

                                                                      JUNE 30,
                                                               ----------------------    DECEMBER 31,
                                                                2000           1999         1998
                                                               -------        -------    ------------
                                                              (RESTATED)
          Prepaid costs and expenses                           $   668        $              $
          Investment in affiliated companies                     6,877          6,578          6,971
          Property and equipment                                   749
          Other, net                                               916             92              1
                                                               -------        -------        -------
             Gross deferred tax liabilities                      9,210          6,670          6,972
                                                               -------        -------        -------

          Allowance for doubtful accounts                         (809)
          Accrued expenses                                        (727)
          Deferred income                                         (570)          (262)          (263)
          Nonqualified stock options outstanding                (1,293)
          Charitable contributions                                 (75)
          Net operating loss carryforward                       (4,838)          (993)          (535)
          Alternative Minimum Tax credit carryforward             (490)          (385)          (492)
                                                               -------        -------        -------
             Gross deferred tax assets                          (8,802)        (1,640)        (1,290)
                                                               -------        -------        -------

             Total deferred taxes, net                         $   408        $ 5,030        $ 5,682
                                                               =======        =======        =======

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

As of June 30, 2000, the Company has a net operating loss carryforward for tax purposes of approximately $14,200 expiring beginning in 2018 to reduce Federal taxable income in the future. The Company also has as of June 30, 2000 an Alternative Minimum Tax ("AMT") credit carryforward of $490, and a business credit carryforward of $142, to reduce regular Federal tax liabilities in the future.

12. STOCK OPTIONS

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

Information with respect to the Company's stock option plans follows:

                                                                          OPTION        OPTION
                                                                          SHARES      PRICE RANGE
                                                                         --------    -------------
                Outstanding as of January 1, 1997                         2,035      $0.75 - $2.68
                  Grants                                                    135      $2.31 - $2.44
                  Exercised                                                (258)     $0.75 - $1.48
                  Forfeited                                                 (30)         $2.44
                                                                         ------
                OUTSTANDING AS OF DECEMBER 31, 1997                       1,882      $0.75 - $2.68
                  Grants                                                     50      $3.19 - $4.38
                  Exercised                                                (254)     $0.88 - $0.96
                                                                         ------
                OUTSTANDING AS OF DECEMBER 31, 1998                       1,678      $0.75 - $4.38
                  Grants                                                     50          $3.69
                  Exercised                                                (198)     $0.88 - $2.68
                                                                         ------
                OUTSTANDING AS OF JUNE 30, 1999                           1,530      $0.75 - $4.38
                  Grants                                                  3,004      $0.34 - $4.25
                  Exercised                                                (652)     $0.34 - $4.06
                  Forfeited                                                 (24)     $2.31 - $2.41
                                                                         ------
                OUTSTANDING AS OF JUNE 30, 2000                           3,858      $0.34 - $4.38
                                                                         ======
                                             EXERCISABLE AS OF:
                                              DECEMBER 31, 1997           1,287      $0.75 - $2.68
                                              DECEMBER 31, 1998           1,387      $0.75 - $4.38
                                                  JUNE 30, 1999           1,363      $0.75 - $4.38
                                                  JUNE 30, 2000           3,594      $0.34 - $4.38

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

Pro forma net income and earnings per share required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 6.32%, dividend yield of 0.0%, a volatility factor of
 .632, and a weighted-average expected life for the options of four to six years. Had compensation cost been measured based on the fair value based accounting of FAS 123, net income (loss) would have been $(26,846), or $(.92) per share (basic and diluted), for the year ended June 30, 2000; $(2,303), or $(.10) per share (basic and diluted), for the six months ended June 30, 1999; $2,224, or $.10 per share (basic and diluted), for the year ended December 31, 1998; and $(1,900), or $(.09) per share (basic and diluted), for the year ended December 31, 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of what would have occurred had compensation cost been measured under FAS 123 or of results that may occur in the future. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until at least the year ending June 30, 2001.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

14. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                            SIX MONTHS ENDED                   YEARS ENDED
                                                       YEAR ENDED               JUNE 30,                       DECEMBER 31,
                                                        JUNE 30,       --------------------------      -------------------------
                                                          2000            1999            1998            1998           1997
                                                       ----------      ----------      ----------      ----------     ----------
                                                       (RESTATED)                     (UNAUDITED)
Income (loss) from continuing operations               $  (19,857)     $   (1,995)     $   (1,190)     $    2,279     $   (1,539)
Income (loss) from discontinued operations                 (6,839)           (266)            (92)             81           (234)
                                                       ----------      ----------      ----------      ----------     ----------
Net income (loss)                                      $  (26,696)     $   (2,261)     $   (1,282)     $    2,360     $   (1,773)
                                                       ==========      ==========      ==========      ==========     ==========
Weighted average number of common shares
   outstanding for basic earnings (loss) per share         29,044          22,330          22,098          22,189         21,302
Effect of dilutive employee stock options                                                                     993
                                                       ----------      ----------      ----------      ----------     ----------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                               29,044          22,330          22,098          23,182         21,302
                                                       ==========      ==========      ==========      ==========     ==========
Basic earnings (loss) per share:
Income (loss) from continuing operations               $    (0.68)     $    (0.09)     $    (0.05)     $     0.10     $    (0.07)
Loss from discontinued operations                           (0.24)          (0.01)          (0.01)           0.01          (0.01)
                                                       ----------      ----------      ----------      ----------     ----------
Net income (loss)                                      $    (0.92)     $    (0.10)     $    (0.06)     $     0.11     $    (0.08)
                                                       ==========      ==========      ==========      ==========     ==========
Diluted earnings (loss) per share:
Income (loss) from continuing operations               $    (0.68)     $    (0.09)     $    (0.05)     $     0.10     $    (0.07)
Loss from discontinued operations                           (0.24)          (0.01)          (0.01)           0.00          (0.01)
                                                       ----------      ----------      ----------      ----------     ----------
Net income (loss)                                      $    (0.92)     $    (0.10)     $    (0.06)     $     0.10     $    (0.08)
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

15. RETIREMENT PLANS

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

16. COMMITMENTS AND CONTINGENCIES

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

The Company is obligated under its contract with the NCAA expiring August 31, 2002 to issue an irrevocable letter of credit in contractually determined amounts to guarantee the Company's payments to the NCAA for each contract period. As of June 30, 2000, the outstanding letter of credit for the benefit of the NCAA was $3,625. The maximum letter of credit contractual requirement during the remainder of the NCAA contract in 2002 is $20,000. In July 2001, the Company announced that it had reached an agreement with CBS Sports for the exclusive right to administer the NCAA Corporate Partner Program, along with other NCAA marketing programs, beginning in September 2002 through August 2013. The new agreement with CBS Sports will likewise require the Company to issue an irrevocable letter of credit to guarantee each of the Company's annual guaranteed rights fee payments to CBS Sports.

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

17. SEGMENT DATA (UNAUDITED)

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

                                                                SIX MONTHS ENDED          YEAR ENDED
                                                 YEAR ENDED          JUNE 30,             DECEMBER 31,
                                                  JUNE 30,    --------------------    ----------------------
                                                    2000        1999        1998        1998          1997
                                                  --------    --------    --------    --------      --------
                                                 (RESTATED)
Net revenues, continuing
    operations:
  Affinity Marketing and
      Production Services                         $ 54,443      $          $            $            $
  Affinity Events                                   11,312
  Affinity Management Services                       4,934
  Consulting                                         1,311        609          652        1,618          681
                                                  --------      -----      -------      -------      -------
                                                  $ 72,000      $ 609      $   652      $ 1,618      $   681
                                                  ========      =====      =======      =======      =======

Income (loss) from continuing operations:
  Affinity Marketing and
      Production Services                         $  4,354      $          $            $            $
  Affinity Events                                   (2,551)
  Affinity Management Services                         568
  Consulting                                         1,311        609          652        1,618          681
  Amortization of acquisition
    intangibles                                     (2,602)
  Unallocated general and
    administrative costs                            (3,010)      (693)        (691)      (1,312)      (1,039)
                                                  --------      -----      -------      -------      -------
                                                  $ (1,930)     $ (84)     $   (39)     $   306      $  (358)
                                                  ========      =====      =======      =======      =======

                                                                SIX MONTHS ENDED           YEAR ENDED
                                                 YEAR ENDED          JUNE 30,              DECEMBER 31,
                                                  JUNE 30,    --------------------    ----------------------
                                                    2000        1999        1998        1998          1997
                                                  --------    --------    --------    --------      --------
                                                 (restated)
Depreciation expense,
    continuing operations:
  Affinity Marketing and
      Production Services                         $    692      $          $            $            $
  Affinity Events                                      176
  Affinity Management Services                         181
  Unallocated general and
    administrative costs                                 5          2            2            4            4
                                                  --------      -----      -------      -------      -------
                                                  $  1,054      $   2      $     2      $     4      $     4
                                                  ========      =====      =======      =======      =======

Capital expenditures,
    continuing operations:
  Affinity Marketing and
      Production Services                         $    910      $          $            $            $
  Affinity Events                                       47
  Affinity Management Services                         182
  Unallocated general and
    administrative expenditures                          7         10                                     12
                                                  --------      -----      -------      -------      -------
                                                  $  1,146      $  10      $            $            $    12
                                                  ========      =====      =======      =======      =======


                                                                           JUNE 30,          JUNE 30,
                                                                             2000              1999
                                                                           --------          --------
                                                                          (RESTATED)
               Total assets, continuing operations:
                 Affinity Marketing and Production Services                $ 31,811          $
                 Affinity Events                                              7,151
                 Affinity Management Services                                 9,917
                 Investments in affiliated companies                         77,935            85,311
                 Goodwill, customer base and trademarks                      88,342
                 Net assets of discontinued segment                          10,671            17,545
                 Other                                                        2,728             1,461
                                                                           --------          --------
                                                                           $228,555          $104,317
                                                                           ========          ========

                               SUPPLEMENTARY DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                                                                 QUARTERS ENDED
                                                         ----------------------------------------------------------------
                                                         SEPTEMBER 30,    DECEMBER 31,       MARCH 31,           JUNE 30,
                                                             1999            1999              2000               2000
                                                         -------------    ------------       ---------          ---------
                                                                           (RESTATED)        (RESTATED)         (RESTATED)
Revenue from services rendered                             $    670         $  6,720          $ 39,426          $ 25,184
Operating income (loss)                                         270             (354)            1,088            (2,934)
Income (loss) from continuing operations                         23          (11,278)           (1,935)           (6,667)
Income (loss) from discontinued operations                      460              (56)             (141)           (7,102)
Net income (loss)                                               483          (11,334)           (2,076)          (13,769)
Income (loss) from continuing operations
   per share:
    Basic                                                  $   0.00         $  (0.47)         $  (0.06)         $  (0.19)
    Diluted                                                $   0.00         $  (0.47)         $  (0.06)         $  (0.19)
Earnings (loss) per share:
    Basic                                                  $   0.02         $  (0.47)         $  (0.06)         $  (0.39)
    Diluted                                                $   0.02         $  (0.47)         $  (0.06)         $  (0.39)
Weighted average number of shares:
    Basic                                                    22,467           24,080            34,700            34,928
    Diluted                                                  23,310           25,321            34,700            34,928

                                                         SEPTEMBER 30,    DECEMBER 31,       MARCH 31,           JUNE 30,
                                                             1998            1998              1999                1999
                                                         -------------    ------------       ---------          ---------
Revenue from services rendered                             $    964         $      2          $    195          $    414
Operating income (loss)                                         657             (312)             (201)              117
Income (loss) from continuing operations                      4,058             (589)           (1,074)             (921)
Loss from discontinued operations                               (18)             191                17              (283)
Net income (loss)                                             4,040             (398)           (1,057)           (1,204)
Income (loss) from continuing operations
   per share:
    Basic                                                  $   0.18         $  (0.03)         $  (0.05)         $  (0.04)
    Diluted                                                $   0.17         $  (0.03)         $  (0.05)         $  (0.04)
Earnings (loss) per share:
    Basic                                                  $   0.18         $  (0.02)         $  (0.05)         $  (0.05)
    Diluted                                                $   0.17         $  (0.02)         $  (0.05)         $  (0.05)
Weighted average number of shares:
    Basic                                                    22,283           22,277            22,264            22,396
    Diluted                                                  23,285           22,277            22,264            22,396

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

         (1)     Financial Statements and Related Independent Auditors' Reports:

                  The following consolidated financial statements of the Company and Report of Independent Auditors are included in Item 8:
                           Report of Independent Auditors
                           Consolidated Balance Sheets at June 30, 2000
                                    (restated), June 30, 1999 and December 31,
                                    1998
                           Consolidated Statements of Operations for the year
                                    ended June 30, 2000 (restated), the six
                                    months ended June 30, 1999 and 1998
                                    (unaudited), and the years ended December
                                    31, 1998 and 1997
                           Consolidated Statements of Stockholders' Equity for
                                    the year ended June 30, 2000 (restated), the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997
                           Consolidated Statements of Cash Flows for the year
                                    ended June 30, 2000 (restated), the six
                                    months ended June 30, 1999 and 1998
                                    (unaudited) and the years ended December 31, 1998 and 1997
                           Notes to Consolidated Financial Statements
                           Supplementary Data, Selected Quarterly Financial Data
                                    (Unaudited)

                  The consolidated financial statements of Gray Communications Systems, Inc. and Gray's "Schedule II - Valuation and qualifying accounts" and the independent auditors reports thereon dated January 31, 2000, filed on pages F-1 through F-29 of Bull Run's Form 10-K Annual Report for the year ended June 30, 2000 and incorporated by reference herein.

                  The condensed consolidated financial statements of Gray Communications Systems, Inc. as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 (Unaudited), file on pages F-30 through F-36 of Bull Run's Form 10-K Annual Report for the year ended June 30, 2000 and incorporated by reference herein.

                  The consolidated financial statements of Rawlings Sporting Goods Company, Inc. and the report of independent public accountants thereon dated December 14, 1999 (except as to the matter discussed in Note 2 to Rawlings' consolidated financial statements, as to which the date is December 28, 1999), on pages F-37 through F-54 of Bull Run's Form 10-K Annual Report for the year ended June 30, 2000 and incorporated by reference herein.

                  The consolidated financial statements of Rawlings Sporting Goods Company, Inc. as of May 31, 2000 and August 31, 1999, and for the nine months ended May 31, 2000 and 1999 (Unaudited), on pages F-55 through F-61 of Bull Run's Form 10-K Annual Report for the year ended June 30, 2000 and incorporated by reference herein.

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

            (10.7)      Gray Communications Systems, Inc. Warrant dated
                        September 24, 1996 (375,000 shares of Gray class A common stock) (c)

            (10.8) Investment Purchase Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and
                        Bull Run Corporation (d)

            (10.9) Common Stock Purchase Warrant dated November 21, 1997 issued by Rawlings Sporting Goods Company, Inc. to Bull
                        Run Corporation (d)

            (10.10) Standstill Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull
                        Run Corporation (d)

            Exhibit
            Numbers                       Description
            -------                       -----------
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

            (21)        List of Subsidiaries of Registrant (i)

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

       (i) Filed as an exhibit to Form 10-K Annual Report for the year ended June 30, 2000 and incorporated by reference herein

       (x)  Filed herewith

(d)    Financial Statement Schedules

       The response to this section is submitted as part of Item 14(a)(1) and
Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2001.

                                 BULL RUN CORPORATION



                                 by: /s/ ROBERT S. PRATHER, JR.
                                     ------------------------------------------
                                     Robert S. Prather, Jr.
                                     President and Chief Executive Officer

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

             Signature                                     Title                           Date
             ---------                                     -----                           ----


/s/ ROBERT S. PRATHER, JR.                            President, Chief                 July 27, 2001
----------------------------------------              Executive Officer and
Robert S. Prather, Jr.                                Director
                                                      (Principal Executive
                                                      Officer)


/s/ GERALD N. AGRANOFF                                Director                         July 27, 2001
----------------------------------------
Gerald N. Agranoff


/s/ JAMES W. BUSBY                                    Director                         July 27, 2001
----------------------------------------
James W. Busby


/s/ FREDERICK J. ERICKSON                             Vice President -                 July 27, 2001
----------------------------------------              Finance and
Frederick J. Erickson                                 Treasurer
                                                      (Principal Accounting
                                                      and Financial Officer)


/s/ W. JAMES HOST                                     Director                         July 27, 2001
----------------------------------------
W. James Host


/s/ HILTON H. HOWELL, JR.                             Vice President,                  July 27, 2001
----------------------------------------              Secretary  and Director
Hilton H. Howell, Jr.


/s/ MONTE C. JOHNSON                                  Director                         July 27, 2001
----------------------------------------
Monte C. Johnson


/s/ J. MACK ROBINSON                                  Chairman of the Board            July 27, 2001
----------------------------------------
J. Mack Robinson


                         REPORT OF INDEPENDENT AUDITORS



We have audited the consolidated financial statements of Bull Run Corporation as of June 30, 2000, June 30, 1999 and December 31, 1998, and for the year ended June 30, 2000, for the six months ended June 30, 1999 and for each of the years ended December 31, 1998 and 1997, and have issued our report thereon dated September 28, 2000 (except for Notes 2, 4 and 10, as to which the date is July 27, 2001), included elsewhere in this Form 10-K/A-1. Our audits also included the financial statement schedule of Bull Run Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and 1998 and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 2 to the consolidated financial statements, the Company restated certain amounts previously reported as of and for the year ended June 30, 2000.



                              /s/ ERNST & YOUNG LLP


Charlotte, North Carolina
September 28, 2000

                              BULL RUN CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Additions
                           Balance at    Charged to        Charged to                        Balance at
                           Beginning     Costs and            Other                            End of
Description                Of Period      Expenses         Accounts(1)      Deductions(2)      Period
-----------                ----------    ----------       ------------      -------------    ----------
YEAR ENDED JUNE 30, 2000

Allowance for
doubtful accounts          $    0         $267,000         $1,999,000         $1,111,000     $1,155,000

There was no allowance for doubtful accounts reported for continuing operations prior to the year ended June 30, 2000.

(1)      Represents amounts recorded in connection with the Host-USA
         Acquisition.
(2) "Deductions" represent write-offs of amounts not considered collectible.