Form 10-Q/A
period 2000-09-30
BULL RUN CORP
filed 2001-07-27
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A-1


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                    TO                  .
                                        ------------------    -----------------



         COMMISSION FILE NUMBER   0-9385


                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

               GEORGIA                                        58-2458679
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,984,126 shares of Common Stock, par value $.01 per share, were outstanding as of June 30, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                   SEPTEMBER 30,       JUNE 30,
                                                                        2000             2000
                                                                     ---------        ---------
                                                                     (RESTATED)       (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                         $     811        $     619
   Accounts receivable, net of allowance of $652 and $1,155
      as of September 30, 2000 and June 30, 2000, respectively          33,605           30,384
   Inventories                                                             714              648
   Prepaid costs and expenses                                            3,737            3,710
   Income taxes receivable                                               4,243            3,148
   Deferred income taxes                                                 4,429            3,516
   Net assets of discontinued segment                                    1,326            6,286
                                                                     ---------        ---------
           Total current assets                                         48,865           48,311
Property and equipment, net                                              6,760            6,868
Investment in affiliated companies                                      77,035           77,935
Goodwill                                                                63,714           64,506
Customer base and trademarks                                            23,530           23,836
Other assets                                                            11,468            2,714
Net noncurrent assets of discontinued segment                            2,853            4,385
                                                                     ---------        ---------
                                                                     $ 234,225        $ 228,555
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                 $   8,000        $  10,000
   Accounts payable                                                      2,874            2,690
   Accrued and other liabilities                                        36,011           30,172
                                                                     ---------        ---------
           Total current liabilities                                    46,885           42,862
Long-term debt                                                         126,094          122,794
Deferred income taxes                                                    4,855            3,924
Other liabilities                                                        3,234            3,268
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000 shares;
      issued 35,627 shares)                                                356              356
   Additional paid-in capital                                           76,123           76,123
   Treasury stock, at cost (542 shares)                                 (1,393)          (1,393)
   Retained earnings (accumulated deficit)                             (21,929)         (19,379)
                                                                     ---------        ---------
           Total stockholders' equity                                   53,157           55,707
                                                                     ---------        ---------
                                                                     $ 234,225        $ 228,555
                                                                     =========        =========


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            ------------------------
                                                                              2000            1999
                                                                            --------        --------
                                                                           (RESTATED)

Revenue from services rendered                                              $ 23,983        $    670
Operating costs and expenses:
   Direct operating costs for services rendered                               18,211
   Selling, general and administrative                                         8,581             400
   Amortization of acquisition intangibles                                     1,138
                                                                            --------        --------
                                                                              27,930             400
                                                                            --------        --------
           Operating income (loss)                                            (3,947)            270
Other income (expense):
   Equity in earnings (losses) of affiliated companies                          (983)            630
   Net change in value of certain derivative instruments                        (122)
   Interest and dividend income                                                  246             226
   Interest expense                                                           (3,063)         (1,317)
   Debt issue cost amortization                                                 (813)             (8)
   Other income (expense), net                                                   302             104
                                                                            --------        --------
           Loss from continuing operations before income taxes and
              cumulative effect adjustment                                    (8,380)            (95)
Income tax benefit                                                             2,670             118
                                                                            --------        --------
           Income (loss) from continuing operations before cumulative
              effect adjustment                                               (5,710)             23
Cumulative effect of accounting change (net of tax benefit of $1,766)          3,160
                                                                            --------        --------
           Income (loss) from continuing operations                           (2,550)             23
Income from discontinued operations (net of tax provision of $335)                               460
                                                                            --------        --------
           Net income (loss)                                                $ (2,550)       $    483
                                                                            ========        ========

Earnings (loss) per share:
   Basic:
    Income (loss) from continuing operations before cumulative effect
      of accounting change                                                  $  (0.16)       $   0.00
    Cumulative effect of accounting change                                      0.09            0.00
    Income from discontinued segment                                            0.00            0.02
                                                                            --------        --------
                                                                            $  (0.07)       $   0.02
                                                                            ========        ========
   Diluted:
    Income (loss) from continuing operations before cumulative effect
      of accounting change                                                  $  (0.16)       $   0.00
    Cumulative effect of accounting change                                      0.09            0.00
    Income from discontinued segment                                            0.00            0.02
                                                                            --------        --------
                                                                            $  (0.07)       $   0.02
                                                                            ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ----------------------
                                                                                   2000           1999
                                                                                 -------        -------
                                                                                (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $(2,550)       $   483
Income from discontinued segment                                                                   (460)
Adjustments to reconcile net income (loss) to net cash provided by
      (used in) continuing operations:
   Cumulative effect of accounting change                                         (3,160)
   Net change in value of certain derivative instruments                             123
   Provision for bad debts                                                            25
   Depreciation and amortization                                                   2,349              9
   Equity in (earnings) losses of affiliated companies                               984           (630)
   Loss on disposition of assets                                                                     64
   Deferred income taxes                                                          (1,919)           117
   Accrued preferred stock dividend income                                           (79)
   Change in operating assets and liabilities:
      Accounts receivable                                                         (3,246)             9
      Inventories                                                                    (66)
      Prepaid costs and expenses                                                     (36)             5
      Accounts payable and accrued expenses                                        4,844            434
      Other long-term liabilities                                                     52            164
                                                                                 -------        -------
Net cash provided by (used in) continuing operations                              (2,679)           195
Net cash provided by (used in) discontinued operations                               671            (96)
                                                                                 -------        -------
Net cash provided by (used in) operating activities                               (2,008)            99
                                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (268)            (7)
Investment in affiliated companies                                                   (46)           (28)
Proceeds on sale of investment                                                                      289
Increase in other assets                                                            (377)
Dividends received from affiliated company                                            41
                                                                                 -------        -------
Net cash provided by (used in) continuing operation investing activities            (650)           254
Net cash provided by (used in) discontinued operation investing activities         2,067            (90)
                                                                                 -------        -------
Net cash provided by investing activities                                          1,417            164
                                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving lines of credit                                          4,900          2,830
Repayments on revolving lines of credit                                           (1,600)        (3,126)
Repayments on long-term debt                                                      (2,000)          (250)
Debt issue costs                                                                    (517)
Exercise of stock options                                                                           116
                                                                                 -------        -------
Net cash provided by (used in) financing activities                                  783           (430)
                                                                                 -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 192           (167)
Cash and cash equivalents, beginning of period                                       619            323
                                                                                 -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   811        $   156
                                                                                 =======        =======

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K/A-1 of Bull Run Corporation for the fiscal year ended June 30, 2000.

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

2.       RESTATEMENT OF FINANCIAL STATEMENTS

On December 17, 1999, Bull Run acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by Bull Run (the "Host-USA Acquisition"). On July 1, 2000, USA was merged into Host. In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and June 30, 2000, and for the three months ended September 30, 2000 have been restated for the correction of such errors.

A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

                                                                    PREVIOUSLY
                                                    RESTATED         REPORTED
                                                   ---------        ---------

THREE MONTHS ENDED SEPTEMBER 30, 2000:
  Revenue from services rendered                   $  23,983        $  24,244
  Operating loss                                      (3,947)          (1,665)
  Loss from continuing operations before
    cumulative effect adjustment                      (5,710)          (4,341)
  Cumulative effect of accounting change               3,160            3,160
  Net loss                                            (2,550)          (1,181)
  Earnings (loss) per share:
    Loss from continuing operations before
      cumulative effect of accounting change       $   (0.16)       $   (0.12)
    Cumulative effect of accounting change         $    0.09        $    0.09
    Net loss                                       $   (0.07)       $   (0.03)

AS OF SEPTEMBER 30, 2000:
  Current assets                                   $  48,865        $  48,311
  Total assets                                       234,225          247,403
  Current liabilities                                 46,885           44,781
  Stockholders' equity                                53,157           68,439

AS OF JUNE 30, 2000:
  Current assets                                   $  48,311        $  61,466
  Total assets                                       228,555          241,851
  Current liabilities                                 42,862           42,245
  Stockholders' equity                                55,707           69,620


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

These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. Although the Company has finalized its plans for the reduction and relocation of employees, it had not yet completed consolidation of its facilities. Any adjustment to the accrual for facility consolidation costs subsequent to September 30, 2000 was not expected to be significant. These adjustments, if any, will be reported as an increase or decrease in goodwill. Through September 30, 2000, the Company had charged approximately $891 (consisting of cash expenditures) against the reserve, and the accrual for future costs to be incurred was approximately $804 as of September 30, 2000.

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of July 1, 1999 for the three months ended September 30, 1999, would have been as follows:

                                  THREE MONTHS ENDED
                                  SEPTEMBER 30, 1999
                                  ------------------
                                      (RESTATED)

Net revenue                           $ 23,333
Loss from operations                    (2,250)
Loss from continuing operations         (4,614)
Net loss                                (4,154)

Loss per share:
   Basic                              $  (0.12)
   Diluted                            $  (0.12)


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

The estimated loss on the sale of Datasouth recorded for the fiscal year ended June 30, 2000 of $6,522 (including a provision for estimated operating losses during the disposal period) has been combined with Datasouth's operating results and presented as discontinued operations in the financial statements for the fiscal year ended June 30, 2000. Management's estimate of operating losses during the expected disposal period is based on management's estimates of the amounts for which the remaining assets will be sold. Actual amounts ultimately realized on the sale and losses incurred during the disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating results during the expected disposal period differ from estimates that are reported as of September 30, 2000, or as management's estimates are revised, such differences will be reported as discontinued operations in future periods.

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
                                                     =======        =======


The following summarizes revenues and operating results from discontinued operations:

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                      ----------------------
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

5.       SUPPLEMENTAL CASH FLOW DISCLOSURES


Supplemental cash flow information follows:

                         THREE MONTHS ENDED
                           SEPTEMBER 30,
                        -------------------
                         2000         1999
                        ------       ------

Interest paid           $3,004       $1,301
Income taxes paid          344


6.       INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                         SEPTEMBER 30,    JUNE 30,
                                              2000          2000
                                            -------       -------

Gray Communications Systems, Inc.           $45,807       $46,057
Sarkes Tarzian, Inc.                         10,000        10,000
Rawlings Sporting Goods Company, Inc.         7,674         8,071
Total Sports, Inc.                            7,151         7,151
iHigh.com, Inc.                               5,145         5,416
Other                                         1,258         1,240
                                            -------       -------
                                            $77,035       $77,935
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

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                    ------------------------
                                      2000            1999
                                    --------        --------

Net revenue                         $ 70,697        $ 83,592
Income (loss) from operations          2,642          (2,050)
Net loss                              (6,343)           (998)


7.       LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for
(a) two term loans (the "Term Loans") for borrowings totaling $95,000, bearing interest at either the banks' prime rate or the London Interbank Offered Rate ("LIBOR") plus 2.5%, requiring a minimum aggregate principal payment of $10,000 by December 17, 2000 (of which $2,000 was paid as of September 30, 2000), with all amounts outstanding under the term loans due on December 17, 2001; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to a maximum amount ranging from $25,000 to $35,000 through December 17, 2001, bearing interest at either the banks' prime rate or LIBOR plus 2.5%. Borrowings under the Revolver are limited to an amount not to exceed a percentage of eligible accounts receivable, determined monthly, and such borrowings may include up to $20,500 in outstanding letters of credit. As of September 30, 2000, borrowings of $22,500 and letters of credit totaling $5,129 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $7,371 at that date. As of September 30, 2000, borrowings totaling $105,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 9.19% and borrowings of $9,600 were subject to the banks' prime rate of 9.5%. Interest on prime rate advances is payable quarterly and at least quarterly on LIBOR-based borrowings. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of a debt service coverage ratio determined quarterly. In September 2000, the Company and its lenders amended certain provisions of the credit agreement to, among other things, ease covenant restrictions. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

As a result of issues pertaining to the restatement of financial statements discussed in Note 2, among other reasons, the Company was not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of the credit agreement as of March 31, 2001; however, the Company obtained a waiver of these events of default. On July 27, 2001, the Company and its lenders amended certain provisions of the credit agreement to, among other things, (a) revise future financial covenants; (b) change the maturity date of the credit agreement from December 17, 2001 to July 1, 2002;
(c) revise the interest rate on the term loans to prime plus 1.5% or LIBOR plus 4.0% and the Revolver to prime plus 1.0% or LIBOR plus 3.5%; and (d) require principal payments of at least $10,000 on or before October 15, 2001 plus $10,000 on or before December 15, 2001. In connection with the waiver and amendment, a director of the Company increased his personal guarantee of the Company's debt under its bank credit agreement to $100 million.

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

9.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                      2000              1999
                                                                   ----------        ----------
                                                                   (RESTATED)
Income (loss) from continuing operations before cumulative
   effect adjustment                                               $   (5,710)       $       23
Cumulative effect of accounting change                                  3,160
Income from discontinued operations                                                         460
                                                                   ----------        ----------
Net income (loss)                                                  $   (2,550)       $      483
                                                                   ==========        ==========
Weighted average number of common shares outstanding for
   basic earnings (loss) per share                                     35,085            22,466
Effect of dilutive employee stock options                                                   844
                                                                   ----------        ----------
Adjusted weighted average number of common shares and
   assumed conversions for diluted earnings (loss) per share           35,085            23,310
                                                                   ==========        ==========
Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative
   effect adjustment                                               $    (0.16)       $     0.00
Cumulative effect of accounting change                                   0.09
Income from discontinued operations                                                        0.02
                                                                   ----------        ----------
Net income (loss)                                                  $    (0.07)       $     0.02
                                                                   ==========        ==========
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative
   effect adjustment                                               $    (0.16)       $     0.00
Cumulative effect of accounting change                                   0.09
Income from discontinued operations                                                        0.02
                                                                   ----------        ----------
Net income (loss)                                                  $    (0.07)       $     0.02
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

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        2000           1999
                                                     --------        --------
                                                    (RESTATED)
Net revenues:
  Collegiate Marketing and Production Services       $ 15,690        $
  Affinity Events                                       6,286
  Affinity Management Services                          2,002
  Consulting                                                5             670
                                                     --------        --------
                                                     $ 23,983        $    670
                                                     ========        ========
Operating income (loss):
  Collegiate Marketing and Production Services       $   (351)       $
  Affinity Events                                      (2,057)
  Affinity Management Services                            105
  Consulting                                                5             670
  Amortization of acquisition intangibles              (1,138)
  Unallocated general and administrative costs           (511)           (400)
                                                     --------        --------
                                                     $ (3,947)       $    270
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

RESTATEMENT OF FINANCIAL STATEMENTS

In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and June 30, 2000, and for the three months ended September 30, 2000 have been restated for the correction of such errors.

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

RESULTS OF OPERATIONS -
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues associated with continuing operations for the three months ended September 30, 2000 were $23,983,000 compared to $670,000 for the same period in 1999. For the three months ended September 30, 2000, the Collegiate Marketing and Production Services segment revenue was $15,690,000, Affinity Events segment revenue was $6,286,000 and Affinity Management Services segment revenue was $2,002,000. Consulting revenue was $5,000 and $670,000 for the three months ended September 30, 2000 and 1999, respectively. The Company's Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company's Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and September 30, since much of the revenue derived in this segment is currently generated during the Hoop-It-Up(R) 3-on-3 basketball tour, which begins in March and runs through October in each year.

Operating costs and expenses of $27,930,000 for the three months ended September 30, 2000 included $26,281,000 associated with the operations of Host, plus $1,138,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition. Excluding the effects of Host and the amortization expense, total costs and expenses for the three months ended September 30, 2000 increased $111,000 from the same period last year due to an increase in general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in continuing operations for the three months ended September 30, 2000 was $2,679,000, compared to cash provided by continuing operations of $195,000 for the same period in 1999. In the three months ended September 30, 2000, receivables increased $3,246,000, and accounts payable and accrued expenses increased $4,844,000 due, in each case, primarily to the seasonality of the Company's Collegiate Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons which generally run from late August through late March or early April. Cash provided by discontinued operations was $671,000 for the three months ended September 30, 2000, compared to cash used in discontinued operations of $96,000 in the same period of the prior year. The difference in cash provided by (used in) discontinued operations was primarily a result of reductions in inventories in the current year.

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

The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and Gray common stock owned by the Company, and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements, for at least the next 12 months. The Company's bank credit agreement requires aggregate principal payments of $10,000,000 on or before October 15, 2001 and $10,000,000 on or before December 1, 2001, and such principal payments may require the sale of certain investments whose sale may have some restrictions under applicable securities laws, and there can be no assurance that the Company will be able to sell such investments. Payment of the Company's $10,000,000 required principal payment in December 2000 was funded in part by the redemption by Gray in the amount of $5,000,000 of series B preferred stock owned by the Company having a face value of $5,000,000.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's bank credit agreement requires principal payments totaling $20,000,000 by December 2001, and such principal payments may require the sale of certain investments whose sale may have some restrictions under applicable securities laws, and there can be no assurance that the Company will be able to sell such investments; (ii) the Company's, Gray's and Rawlings' leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (iii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iv) the Company's and Rawlings' businesses are seasonal; (v) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (vi) the Company's and Rawlings' businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; and (vii) the Company may lose money on some of its contracts, because it is obligated for certain contractual guaranteed rights fee payments thereunder.

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

                                         BULL RUN CORPORATION




Date:  July 27, 2001                     By: /s/ FREDERICK J. ERICKSON
                                             ----------------------------------
                                         Frederick J. Erickson
                                         Vice President-Finance, Treasurer
                                         and Assistant Secretary