Form 10-Q/A
period 2000-12-31
BULL RUN CORP
filed 2001-07-27
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A-1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended December 31, 2000
                                      -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from                    to                  .
                                        ----------------    -----------------



       Commission File Number   0-9385

                              Bull Run Corporation
             (Exact name of registrant as specified in its charter)

               GEORGIA                                       58-2458679
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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)


                                                                      December 31,          June 30,
                                                                          2000                2000
                                                                      ------------         ---------
                                                                       (restated)          (restated)
ASSETS
Current assets:
   Cash and cash equivalents                                           $   1,847           $     619
   Accounts receivable, net of allowance of $239 and $1,155
      as of December 31, 2000 and June 30, 2000, respectively             34,325              30,384
   Inventories                                                               664                 648
   Prepaid costs and expenses                                             10,424               3,710
   Income taxes receivable                                                 4,782               3,148
   Deferred income taxes                                                   5,248               3,516
   Net assets of discontinued segment                                                          6,286
                                                                       ---------           ---------
          Total current assets                                            57,290              48,311
Property and equipment, net                                                6,941               6,868
Investment in affiliated companies                                        64,756              77,935
Goodwill                                                                  59,264              64,506
Customer base and trademarks                                              25,239              23,836
Other assets                                                              17,201               2,714
Net noncurrent assets of discontinued segment                              2,853               4,385
                                                                       ---------           ---------
                                                                       $ 233,544           $ 228,555
                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $  21,044           $  10,000
   Accounts payable                                                        4,557               2,690
   Accrued and other liabilities                                          40,110              30,172
   Net liabilities of discontinued segment                                    33
                                                                       ---------           ---------
          Total current liabilities                                       65,744              42,862
Long-term debt                                                           110,630             122,794
Deferred income taxes                                                      1,964               3,924
Other liabilities                                                          4,097               3,268
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000 shares;
      issued 35,627 shares)                                                  356                 356
   Additional paid-in capital                                             76,123              76,123
   Other comprehensive accumulated loss                                     (860)
   Treasury stock, at cost (542 shares)                                   (1,393)             (1,393)
   Retained earnings (accumulated deficit)                               (23,117)            (19,379)
                                                                       ---------           ---------
          Total stockholders' equity                                      51,109              55,707
                                                                       ---------           ---------
                                                                       $ 233,544           $ 228,555
                                                                       =========           =========




     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)



                                                                   Three Months Ended                 Six Months Ended
                                                                       December 31,                      December 31,
                                                                -------------------------         -------------------------
                                                                  2000             1999             2000             1999
                                                                --------         --------         --------         --------
                                                               (restated)       (restated)       (restated)       (restated)
Revenue from services rendered                                  $ 35,905         $  6,720         $ 59,888         $  7,390
Operating costs and expenses:
   Direct operating costs for services rendered                   23,401            4,874           41,612            4,874
   Selling, general and administrative                             9,304            1,872           17,885            2,272
   Amortization of acquisition intangibles                         1,020              328            2,158              328
                                                                --------         --------         --------         --------
                                                                  33,725            7,074           61,655            7,474
                                                                --------         --------         --------         --------
      Operating income (loss)                                      2,180             (354)          (1,767)             (84)
Other income (expense):
   Equity in earnings (losses) of affiliated companies              (489)            (763)          (1,472)            (134)
   Gain on issuance of shares by affiliate                                          2,492                             2,492
   Reduction in valuation of investment in affiliate              (6,180)                           (6,180)
   Net change in value of certain derivative instruments           6,050                             5,928
   Correction of purchase price allocation                                        (11,330)                          (11,330)
   Interest and dividend income                                      256              229              502              455
   Interest expense                                               (3,175)          (1,658)          (6,238)          (2,975)
   Debt issue cost amortization                                     (440)            (107)          (1,253)            (114)
   Other income (expense), net                                       642              283              944              387
                                                                --------         --------         --------         --------
      Loss from continuing operations before income
        taxes and cumulative effect adjustment                    (1,156)         (11,208)          (9,536)         (11,303)
Income tax benefit (provision)                                       (32)             (70)           2,638               48
                                                                --------         --------         --------         --------
      Loss from continuing operations before
          cumulative effect adjustment                            (1,188)         (11,278)          (6,898)         (11,255)
Cumulative effect of accounting change (net of tax
    benefit of $1,766)                                                                               3,160
                                                                --------         --------         --------         --------
      Loss from continuing operations                             (1,188)         (11,278)          (3,738)         (11,255)
Income (loss) from discontinued operations (net of tax
    provision of $13 and $348, respectively)                                          (56)                              404
                                                                --------         --------         --------         --------
      Net loss                                                  $ (1,188)        $(11,334)        $ (3,738)        $(10,851)
                                                                ========         ========         ========         ========
Earnings (loss) per share:
   Basic and diluted:
    Income (loss) from continuing operations before
       cumulative effect of accounting change                   $  (0.03)        $  (0.47)        $  (0.20)        $  (0.49)
    Cumulative effect of accounting change                          0.00             0.00             0.09             0.00
    Income from discontinued segment                                0.00            (0.00)            0.00             0.02
                                                                --------         --------         --------         --------
                                                                $  (0.03)        $  (0.47)        $  (0.11)        $  (0.47)
                                                                ========         ========         ========         ========



     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                    -------------------------
                                                                                      2000             1999
                                                                                    --------         --------
                                                                                   (restated)       (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $ (3,738)        $(10,851)
Income from discontinued segment                                                                         (404)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     continuing operations:
  Cumulative effect of accounting change                                              (3,160)
  Reduction in valuation of investment in affiliate                                    6,180
  Gain on issuance of shares by affiliate                                                              (2,492)
  Net change in value of certain derivative instruments                               (5,927)
  Correction of purchase price allocation                                                              11,330
  Provision for bad debts                                                                 32
  Depreciation and amortization                                                        4,197              539
  Equity in losses of affiliated companies                                             1,473              134
  Loss on disposition of assets                                                                            64
  Deferred income taxes                                                               (2,346)          (1,005)
  Accrued preferred stock dividend income                                                (79)
  Change in operating assets and liabilities:
     Accounts receivable                                                              (4,650)           4,295
     Inventories                                                                          16
     Prepaid costs and expenses                                                       (6,706)             (92)
     Accounts payable and accrued expenses                                            10,299            2,660
     Other long-term liabilities                                                         999               38
                                                                                    --------         --------
Net cash used in continuing operations                                                (3,410)           4,216
Net cash provided by discontinued operations                                           1,996              692
                                                                                    --------         --------
Net cash provided by (used in) operating activities                                   (1,414)           4,908
                                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                    (582)              (8)
Investment in affiliated companies                                                       (46)          (1,614)
Proceeds on sale of investments                                                        5,000              289
Acquisition of businesses                                                               (738)         (43,427)
Increase in other assets                                                                (178)
Dividends received from affiliated company                                               105               81
                                                                                    --------         --------
Net cash provided by (used in) continuing operation investing activities               3,561          (44,679)
Net cash provided by (used in) discontinued operation investing activities             1,978             (570)
                                                                                    --------         --------
Net cash provided by (used in) investing activities                                    5,539          (45,249)
                                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving lines of credit                                             18,250           26,793
Repayments on revolving lines of credit and notes payable                            (10,550)         (31,089)
Borrowings from long-term debt                                                                         95,000
Repayments on long-term debt                                                         (10,000)         (47,165)
Debt issue costs                                                                        (597)          (1,170)
Exercise of stock options                                                                                 587
                                                                                    --------         --------
Net cash provided by (used in) financing activities                                   (2,897)          42,956
                                                                                    --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              1,228            2,615
Cash and cash equivalents, beginning of period                                           619              323
                                                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  1,847         $  2,938
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

2. RESTATEMENT OF FINANCIAL STATEMENTS

On December 17, 1999, Bull Run acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by Bull Run (the "Host-USA Acquisition"). On July 1, 2000, USA was merged into Host. In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The accompanying unaudited condensed consolidated financial statements as of December 31, 2000 and June 30, 2000, and for the three months and six months ended December 31, 2000 and 1999 have been restated for the correction of such errors and for modifications made to the Company's bank credit agreement as discussed in Note 7.

A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:


                                                         December 31, 2000                   December 31, 1999
                                                    ----------------------------        ---------------------------
                                                                      Previously                         Previously
                                                    Restated           Reported         Restated          Reported
                                                    ---------         ----------        ---------        ----------
THREE MONTHS ENDED:
  Revenue from services rendered                    $  35,905         $  36,880         $   6,720         $   6,720
  Operating income (loss)                               2,180               677              (354)             (375)
  Income (loss) from continuing operations             (1,188)           (2,090)          (11,278)               96
  Net income (loss)                                    (1,188)           (2,090)          (11,334)               40
  Earnings (loss) per share:
    Income (loss) from continuing operations        $   (0.03)        $   (0.06)        $   (0.47)        $    0.00
    Net income (loss)                               $   (0.03)        $   (0.06)        $   (0.47)        $    0.00

SIX MONTHS ENDED:
  Revenue from services rendered                    $  59,888         $  61,124         $   7,390         $   7,390
  Operating loss                                       (1,767)             (988)              (84)             (105)
  Income (loss) from continuing operations
   before cumulative effect adjustment                 (6,898)           (6,431)          (11,255)              119
  Cumulative effect of accounting change                3,160             3,160
  Net income (loss)                                    (3,738)           (3,271)          (10,851)              523
  Earnings (loss) per share:
    Income (loss) from continuing operations
     before cumulative effect adjustment            $   (0.20)        $   (0.18)        $   (0.49)        $    0.00
    Cumulative effect of accounting change          $    0.09         $    0.09
    Net income (loss)                               $   (0.11)        $   (0.09)        $   (0.47)        $    0.02




                                                         December 31, 2000                     June 30, 2000
                                                    ---------------------------         ---------------------------
  Current assets                                    $  57,290         $  70,524         $  48,311         $  61,925
  Total assets                                        233,544           246,920           228,555           242,310
  Current liabilities                                  65,744           156,186            42,862            42,704
  Stockholders' equity                                 51,109            65,489            55,707            69,620



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

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of July 1, 1999 for the three months and six months ended December 31, 1999, would have been as follows:



                                                  Three Months Ended     Six Months Ended
                                                   December 31, 1999     December 31, 1999
                                                  ------------------     -----------------
                                                      (restated)              (restated)
Net revenue                                            $ 41,270               $ 64,603
Income (loss) from operations                               410                 (1,840)
Income (loss) from continuing operations                    356                 (4,258)
Net income (loss)                                           300                 (3,854)

Earnings (loss) per share:
   Basic                                               $   0.01               $  (0.11)
   Diluted                                             $   0.01               $  (0.11)


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

The following is a summary of assets and liabilities of discontinued operations:


                                                                     December 31,             June 30,
                                                                        2000                   2000
                                                                     ------------             --------
Current assets:
   Accounts receivable, net                                            $   202                $ 3,166
   Inventories                                                                                  5,501
   Other current assets                                                     17                    328
Current liabilities:
   Accounts payable and accrued expenses                                  (252)                (2,709)
                                                                       -------                -------
Net current assets (liabilities) of discontinued segment               $   (33)               $ 6,286
                                                                       =======                =======

Noncurrent assets:
   Property, plant and equipment, net of
     accumulated depreciation                                          $   750                $ 2,254
   Goodwill                                                                                     7,419
   Other assets                                                             10                     38
   Deferred income taxes                                                 2,093                  2,093
   Provision for estimated loss on disposal of
     discontinued operations                                                                   (7,419)
                                                                       -------                -------
Net noncurrent assets of discontinued segment                          $ 2,853                $ 4,385
                                                                       =======                =======




The following summarizes revenues and operating results from discontinued operations:


                                    Three Months Ended          Six Months Ended
                                        December 31,               December 31,
                                    ------------------     -------------------------
                                           1999              2000              1999
                                         -------           -------           -------
Revenue from printer operations          $ 6,521           $ 4,406           $14,889
Income (loss) from operations                (43)             (201)              752




No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth's assets.

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                         Six Months Ended
                                            December 31,
                                      ------------------------
                                       2000              1999
                                      -------          -------

Interest paid                         $ 6,194          $ 3,014
Income taxes paid (received)              342              (16)


6.       INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:

                                             December 31,       June 30,
                                                 2000             2000
                                             ------------       --------

Gray Communications Systems, Inc.              $40,595          $46,057
Sarkes Tarzian, Inc.                            10,000           10,000
Rawlings Sporting Goods Company, Inc.            7,650            8,071
Total Sports, Inc.                                                7,151
iHigh.com, Inc.                                  4,806            5,416
Other                                            1,705            1,240
                                               -------          -------
                                               $64,756          $77,935
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


                                     Three Months Ended                      Six Months Ended
                                         December 31,                            December 31,
                                -----------------------------           -----------------------------
                                   2000               1999                2000                1999
                                ---------           ---------           ---------           ---------
Net revenue                     $  84,482           $  88,580           $ 155,179           $ 172,172
Income from operations              9,965               7,234              12,607               5,184
Net loss                             (527)             (4,455)             (6,150)             (5,453)



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

8. INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes, and in 1999 only, the correction of the Host-USA Acquisition purchase price allocation.

9. COMPREHENSIVE NET INCOME (LOSS)

Comprehensive net income (loss) is as follows:


                                                         Three Months Ended                      Six Months Ended
                                                             December 31,                           December 31,
                                                      ---------------------------           ---------------------------
                                                        2000               1999               2000               1999
                                                      --------           --------           --------           --------
                                                     (restated)         (restated)         (restated)         (restated)
Net loss                                              $ (1,188)          $(11,334)          $ (3,738)          $(10,851)
Other comprehensive loss:
   Change in the valuation of available-for-
     sale investments, net of tax of $527                 (860)                                 (860)
                                                      --------           --------           --------           --------
Comprehensive net loss                                $ (2,048)          $(11,334)          $ (4,598)          $(10,851)
                                                      ========           ========           ========           ========


10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                  Three Months Ended                 Six Months Ended
                                                                     December 31,                       December 31,
                                                          -----------------------------         -----------------------------
                                                             2000               1999               2000               1999
                                                          ----------         ----------         ----------         ----------
                                                          (restated)         (restated)         (restated)         (restated)
Loss from continuing operations before cumulative
   effect adjustment                                      $   (1,188)        $  (11,278)        $   (6,898)        $  (11,255)
Cumulative effect of accounting change                                                               3,160
Income (loss) from discontinued operations                                          (56)                                  404
                                                          ----------         ----------         ----------         ----------
Net loss                                                  $   (1,188)        $  (11,334)        $   (3,738)        $  (10,851)
                                                          ==========         ==========         ==========         ==========
Weighted average number of common shares
   outstanding for basic earnings (loss) per share            35,085             24,080             35,085             23,274
Effect of dilutive employee stock options
                                                          ----------         ----------         ----------         ----------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                                  35,085             24,080             35,085             23,274
                                                          ==========         ==========         ==========         ==========
Basic earnings (loss) per share:
Loss from continuing operations before cumulative
   effect adjustment                                      $    (0.03)        $    (0.47)        $    (0.20)        $    (0.49)
Cumulative effect of accounting change                                                                0.09
Income (loss) from discontinued operations                                        (0.00)                                 0.02
                                                          ----------         ----------         ----------         ----------
Net loss                                                  $    (0.03)        $    (0.47)        $    (0.11)        $    (0.47)
                                                          ==========         ==========         ==========         ==========
Diluted earnings (loss) per share:
Loss from continuing operations before cumulative
   effect adjustment                                      $    (0.03)        $    (0.47)        $    (0.20)        $    (0.49)
Cumulative effect of accounting change                                                                0.09
Income (loss) from discontinued operations                                        (0.00)                                 0.02
                                                          ----------         ----------         ----------         ----------
Net loss                                                  $    (0.03)        $    (0.47)        $    (0.11)        $    (0.47)
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



                                                          Three Months Ended                Six Months Ended
                                                             December 31,                      December 31,
                                                      -------------------------         -------------------------
                                                        2000             1999             2000             1999
                                                      --------         --------         --------         --------
                                                     (restated)       (restated)       (restated)       (restated)
Net revenues:
  Collegiate Marketing and Production Services        $ 26,910         $  5,452         $ 42,600         $  5,452
  Affinity Events                                        5,937              296           12,223              296
  Affinity Management Services                           3,052              343            5,054              343
  Consulting                                                 6              629               11            1,299
                                                      --------         --------         --------         --------
                                                      $ 35,905         $  6,720         $ 59,888         $  7,390
                                                      ========         ========         ========         ========
Operating income (loss):
  Collegiate Marketing and Production Services        $  3,688         $   (269)        $  3,336         $   (269)
  Affinity Events                                         (483)             (88)          (2,541)             (88)
  Affinity Management Services                             530               65              636               65
  Consulting                                                 6              629               11            1,299
  Amortization of acquisition intangibles               (1,020)            (328)          (2,157)            (328)
  Unallocated general and administrative costs            (541)            (363)          (1,052)            (763)
                                                      --------         --------         --------         --------
                                                      $  2,180         $   (354)        $ (1,767)        $    (84)
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

RESTATEMENT OF FINANCIAL STATEMENTS

In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The accompanying unaudited condensed consolidated financial statements as of December 31, 2000 and June 30, 2000, and for the three months and six months ended December 31, 2000 and 1999 have been restated for the correction of such errors.

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

RESULTS OF OPERATIONS -
THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Total revenues associated with continuing operations for the three months ended December 31, 2000 were $35,905,000 compared to $6,720,000 for the same period in 1999, reflecting the operations of Host-USA for the entire 2000 period and only since the date of the Host-USA Acquisition (December 17, 1999) in the 1999 period. For the three months ended December 31, 2000, the Collegiate Marketing and Production Services segment revenue was $26,910,000, Affinity Events segment revenue was $5,937,000 and Affinity Management Services segment revenue was $3,052,000, compared to $5,452,000, $296,000 and $343,000, respectively, for the period December 17, 1999 (date of the Host-USA Acquisition) to December 31, 1999. Consulting revenue from services provided to Gray was $6,000 and $629,000 for the three months ended December 31, 2000 and 1999, respectively. The Company's Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company's Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and September 30, since much of the revenue derived in this segment is currently generated during the Hoop-It-Up(R) 3-on-3 basketball tour, which begins in March and runs through October in each year.

Operating costs and expenses of $33,725,000 for the three months ended December 31, 2000 included $32,164,000 associated with the operations of Host, plus $1,020,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition and the acquisition of Summit. Operating costs and expenses of $7,074,000 for the three months ended December 31, 1999 included $6,383,000 associated with the operations of Host, plus $328,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition. Excluding the effects of Host and the amortization expense, total costs and expenses for the three months ended December 31, 2000 increased $178,000 from the same period last year due to an increase in general and administrative expenses.

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

As a result of the accounting errors discovered by the Company in the financial statements of USA, the Company incurred a charge in the three months ended December 31, 1999 of $11,330,000, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated.

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

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes, and in 1999 only, the correction of the Host-USA Acquisition purchase price allocation.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1999

Total revenues associated with continuing operations for the six months ended December 31, 2000 were $59,888,000 compared to $7,390,000 for the same period in 1999, reflecting the operations of Host-USA for the entire 2000 period and only since the Host-USA Acquisition date (December 17, 1999) in the 1999 period. For the six months ended December 31, 2000, the Collegiate Marketing and Production Services segment revenue was $42,600,000, Affinity Events segment revenue was $12,223,000 and Affinity Management Services segment revenue was

$5,054,000, compared to $5,452,000, $296,000 and $343,000, respectively, for the period December 17, 1999 (date of the Host-USA Acquisition) to December 31, 1999. Consulting revenue from services provided to Gray was $11,000 and $1,299,000 for the six months ended December 31, 2000 and 1999, respectively.

Operating costs and expenses of $61,655,000 for the six months ended December 31, 2000 included $58,444,000 associated with the operations of Host, plus $2,158,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition and the acquisition of Summit. Operating costs and expenses of $7,474,000 for the six months ended December 31, 1999 included $6,383,000 associated with the operations of Host, plus $328,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition. Excluding the effects of Host and the amortization expense, total costs and expenses for the six months ended December 31, 2000 increased $290,000 from the same period last year due to an increase in general and administrative expenses.

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

As a result of the accounting errors discovered by the Company in the financial statements of USA, the Company incurred a charge in the six months ended December 31, 1999 of $11,330,000, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated.

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

Other income for the six months ended December 31, 2000 and 1999 consisted primarily of income on the option agreement with Gray, whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000, plus related costs. During the six months ended December 31, 2000, Gray paid the Company $1,683,900 in connection with Gray's option to acquire the Company's investment in Tarzian, extending the option through December 31, 2001, resulting in income (net of amounts deferred for future recognition) of $938,000.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes, and in 1999 only, the correction of the Host-USA Acquisition purchase price allocation.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in continuing operations for the six months ended December 31, 2000 was $3,410,000, compared to cash provided by continuing operations of $4,216,000 for the same period in 1999. In the six months ended December 31, 2000, receivables increased $4,650,000; prepaid costs and expenses increased $6,706,000; and accounts payable and accrued expenses increased $10,299,000 due, in each case, primarily to the seasonality of the Company's Collegiate Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons beginning in late August and ending in late March or early April, in addition to the timing of guaranteed rights fee payments, which, in total, generally occur during the earlier half of the collegiate football and basketball seasons. In the six months ended December 31, 1999, receivables decreased $4,295,000; prepaid costs and expenses increased $92,000; and accounts payable and accrued expenses increased $2,660,000 due to the Host-USA Acquisition occurring on December 17, 1999. Therefore, the net changes in working capital for the six months ended December 31, 1999 primarily reflected the net change in Host's and USA's working capital during the period December 18, 1999 to December 31, 1999. Cash provided by discontinued operations was $1,996,000 for the six months ended December 30, 2000, compared to $692,000 in the same period of the prior year. The difference in cash provided by discontinued operations was primarily a result of reductions in accounts receivable in the current year, net of a decrease in accounts payable and accrued expenses.

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

The Company holds investments in certain common stocks, preferred stocks and warrants to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies, a 10% change in the aggregate market value of such investments would increase or decrease the aggregate market value by approximately $8.0 million as of December 31, 2000 and $6.3 million as of June 30, 2000.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's bank credit agreement requires aggregate principal payments totaling $20,000,000 by December 2001, and such principal payments may require the sale of certain investments whose sale may have some restrictions under applicable securities laws, and there can be no assurance that the Company will be able to sell such investments; (ii) the Company's, Gray's and Rawlings' leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (iii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iv) the Company's and Rawlings' businesses are seasonal; (v) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (vi) the Company's and Rawlings' businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; and (vii) the Company may lose money on some of its contracts, because it is obligated for certain contractual guaranteed rights fee payments thereunder.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the Company's shareholders was held in Atlanta, Georgia on November 1, 2000. All of the proposals considered by shareholders were approved, as follows:

(1) Proposal to elect J. Mack Robinson, Gerald N. Agranoff, James W. Busby, W. James Host, Hilton H. Howell,Jr. and Robert S. Prather, Jr. as directors:

                  For:                          25,266,626
                  Withhold:                        433,155

(2) Proposal to confirm the appointment of Ernst & Young LLP as the independent auditors:

                  For:                          25,595,870
                  Against:                          13,559
                  Abstain:                          90,352


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

             None

(b)  Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BULL RUN CORPORATION



Date: July 27, 2001                    By: /s/ Frederick J. Erickson
                                           -------------------------------------
                                               Frederick J. Erickson
                                               Vice President-Finance, Treasurer
                                               and Assistant Secretary