Form 10-Q/A
period 2001-03-31
BULL RUN CORP
filed 2001-07-27
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A-1


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO                    .
                                      -----------------    -------------------



         COMMISSION FILE NUMBER   0-9385


                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

               GEORGIA                                     58-2458679
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                  MARCH 31,         JUNE 30,
                                                                     2001             2000
                                                                  ---------        ---------
                                                                                   (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $     990        $     619
   Accounts receivable, net of allowance of $853 and $1,155
      as of March 31, 2001 and June 30, 2000, respectively           25,577           30,384
   Inventories                                                          735              648
   Prepaid costs and expenses                                         7,629            3,710
   Income taxes receivable                                            5,408            3,148
   Deferred income taxes                                              5,284            3,516
   Net assets of discontinued segment                                                  6,286
                                                                  ---------        ---------
         Total current assets                                        45,623           48,311
Property and equipment, net                                           6,835            6,868
Investment in affiliated companies                                   63,519           77,935
Goodwill                                                             58,506           64,506
Customer base and trademarks                                         25,352           23,836
Other assets                                                         16,421            2,714
Net noncurrent assets of discontinued segment                         2,853            4,385
                                                                  ---------        ---------
                                                                  $ 219,109        $ 228,555
                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                              $  21,044        $  10,000
   Accounts payable                                                   4,399            2,690
   Accrued and other liabilities                                     33,979           30,172
   Net liabilities of discontinued segment                                9
                                                                  ---------        ---------
         Total current liabilities                                   59,431           42,862
Long-term debt                                                      107,405          122,794
Deferred income taxes                                                   652            3,924
Other liabilities                                                     4,160            3,268
Stockholders' equity:
   Common stock, $.01 par value (authorized 100,000 shares;
      issued 36,330 as of March 31, 2001 and 35,627 shares
      as of June 30, 2000)                                              363              356
   Additional paid-in capital                                        77,334           76,123
   Treasury stock, at cost (542 shares)                              (1,393)          (1,393)
   Retained earnings (accumulated deficit)                          (28,843)         (19,379)
                                                                  ---------        ---------
         Total stockholders' equity                                  47,461           55,707
                                                                  ---------        ---------
                                                                  $ 219,109        $ 228,555
                                                                  =========        =========


     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     MARCH 31,                     MARCH 31,
                                                              -----------------------       -----------------------
                                                                2001           2000           2001           2000
                                                              --------       --------       --------       --------
                                                             (RESTATED)     (RESTATED)                    (RESTATED)
Revenue from services rendered                                $ 35,645       $ 39,426       $ 95,533       $ 46,816
Operating costs and expenses:
   Direct operating costs for services rendered                 25,158         28,151         66,770         33,025
   Selling, general and administrative                          10,496          9,074         28,381         11,346
   Amortization of acquisition intangibles                       1,127          1,113          3,285          1,300
                                                              --------       --------       --------       --------
                                                                36,781         38,338         98,436         45,671
                                                              --------       --------       --------       --------
         Operating income (loss)                                (1,136)         1,088         (2,903)         1,145
Other income (expense):
   Equity in earnings (losses) of affiliated companies          (1,105)          (514)        (2,577)          (648)
   Gain on issuance of shares by affiliate                         181                           181          2,492
   Reduction in valuation of investment in affiliate            (1,837)                       (8,017)
   Net change in value of certain derivative instruments        (1,359)                        4,569
   Correction of purchase price allocation                                                                  (11,330)
   Interest and dividend income                                    144            244            646            699
   Interest expense                                             (2,715)        (2,817)        (8,953)        (5,791)
   Debt issue cost amortization                                   (557)          (415)        (1,810)          (529)
   Other income (expense), net                                     173            172          1,117            559
                                                              --------       --------       --------       --------
         Loss from continuing operations before income
           taxes and cumulative effect adjustment               (8,211)        (2,242)       (17,747)       (13,403)
Income tax benefit                                               2,485            307          5,123            354
                                                              --------       --------       --------       --------
         Loss from continuing operations before
             cumulative effect adjustment                       (5,726)        (1,935)       (12,624)       (13,049)
Cumulative effect of accounting change (net of tax
    benefit of $1,766)                                                                         3,160
                                                              --------       --------       --------       --------
         Loss from continuing operations                        (5,726)        (1,935)        (9,464)       (13,049)
Income (loss) from discontinued operations (net of
    tax benefit of $41 and tax provision of $306,
    respectively)                                                                (141)                          263
                                                              --------       --------       --------       --------
         Net loss                                             $ (5,726)      $ (2,076)      $ (9,464)      $(12,786)
                                                              ========       ========       ========       ========

Earnings (loss) per share:
   Basic and diluted:
    Loss from continuing operations before cumulative
       effect of accounting change                            $  (0.16)      $  (0.06)      $  (0.36)      $  (0.48)
    Cumulative effect of accounting change                        0.00           0.00           0.09           0.00
    Income (loss) from discontinued segment                       0.00          (0.00)          0.00           0.01
                                                              --------       --------       --------       --------
                                                              $  (0.16)      $  (0.06)      $  (0.27)      $  (0.47)
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

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements, as restated, reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Forms 10-K and 10-K/A-1 of Bull Run Corporation ("Bull Run") for the fiscal year ended June 30, 2000.

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


2.       RESTATEMENT OF FINANCIAL STATEMENTS

On December 17, 1999, Bull Run acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by Bull Run (the "Host-USA Acquisition"). On July 1, 2000, USA was merged into Host. In April 2001, the Company became aware that the financial statements of USA prior to the Host-USA Acquisition, and financial information prepared by USA, as of and following the Host-USA Acquisition, contained errors resulting from the use of incorrect methodology used for the accounting for prepaid costs and expenses and sponsor contract receivables and deferred revenue associated with the Company's (and USA's) Affinity Events business. The Company has restated its financial statements for the fiscal year ended June 30, 2000 and for the quarters ended September 30, 2000 and December 31, 2000 and has filed an amended Form 10-K and amended Form 10-Q's for the respective periods. The accompanying unaudited condensed consolidated financial statements for prior periods have been restated for the correction of such errors and for modifications made to the Company's bank credit agreement as discussed in Note 7.

As a result of the errors in the financial statements of USA prior to the Host-USA Acquisition, the Company has restated its results for the nine months ended March 31, 2000 to include a charge of $11,330, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated. In addition, the Company has corrected its results for the three months ended March 31, 2001 as a result of the restatement of the Company's results for the quarters ended September 30, 2000 and December 31, 2000. The restatement does not affect previously-reported results for the nine months ended March 31, 2001.

A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

                                                             PREVIOUSLY
                                            RESTATED          REPORTED
                                           ---------         ---------

THREE MONTHS ENDED MARCH 31, 2001:
  Revenue from services rendered           $  35,645         $  35,645
  Operating loss                              (1,136)           (2,028)
  Loss from continuing operations             (5,726)           (6,261)
  Net loss                                    (5,726)           (6,261)
  Earnings (loss) per share:
    Loss from continuing operations        $   (0.16)        $   (0.18)
    Net loss                               $   (0.16)        $   (0.18)

THREE MONTHS ENDED MARCH 31, 2000:
  Revenue from services rendered           $  39,426         $  39,426
  Operating income                             1,088             3,246
  Loss from continuing operations             (1,935)             (640)
  Net loss                                    (2,076)             (781)
  Earnings (loss) per share:
    Loss from continuing operations        $   (0.06)        $   (0.02)
    Net loss                               $   (0.06)        $   (0.02)

NINE MONTHS ENDED MARCH 31, 2000:
  Revenue from services rendered           $  46,816         $  46,816
  Operating income                             1,145             3,141
  Loss from continuing operations            (13,049)             (521)
  Net loss                                   (12,786)             (258)
  Earnings (loss) per share:
    Loss from continuing operations        $   (0.48)        $   (0.02)
    Net loss                               $   (0.47)        $   (0.01)

AS OF MARCH 31, 2001:
  Current assets                           $  45,623         $  45,623
  Total assets                               219,109           219,250
  Current liabilities                         59,491           147,652
  Stockholders' equity                        47,461            47,602

AS OF JUNE 30, 2000:
  Current assets                           $  48,311         $  61,466
  Total assets                               228,555           241,851
  Current liabilities                         42,862            42,245
  Stockholders' equity                        55,707            69,620


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

Pro forma operating results for the three months and nine months ended March 31, 2000, assuming the Host-USA Acquisition had been consummated as of July 1, 1999, would have been as follows:

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                     MARCH 31, 2000      MARCH 31, 2000
                                       ---------           ---------
                                       (RESTATED)          (RESTATED)

Net revenue                            $  39,426           $ 104,029
Operating income (loss)                    1,219                (621)
Loss from continuing operations           (1,463)             (2,765)
Net loss                                  (1,604)             (2,502)

Net earnings (loss) per share:
   Basic                               $   (0.05)          $   (0.08)
   Diluted                             $   (0.05)          $   (0.08)


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


5.       SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
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

                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                    MARCH 31,                       MARCH 31,
                            -------------------------       -------------------------
                               2001            2000            2001            2000
                            ---------       ---------       ---------       ---------
Net revenue                 $ 103,765       $ 102,735       $ 258,944       $ 241,487
Income from operations         10,993          11,821          23,600          17,111
Net loss                         (420)         (1,256)         (6,571)        (12,018)

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

As a result of issues pertaining to the restatement of financial statements discussed in Note 2, among other reasons, the Company was not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of the credit agreement as of March 31, 2001; however, the Company obtained a waiver of these events of default. On July 27, 2001, the Company and its lenders amended certain provisions of the credit agreement, to among other things, (a) revise future financial covenants; (b) change the maturity date of the credit agreement from December 17, 2001 to July 1, 2002;
(c) revise the interest rate on the term loans to prime plus 1.5% or LIBOR plus 4.0% and the Revolver to prime plus 1.0% or LIBOR plus 3.5%; and (d) require principal payments of at least $10,000 on or before October 15, 2001 plus $10,000 on or before December 15, 2001. As a result of this extension, the amount of the Company's bank debt outstanding as of March 31, 2001 and payable after March 31, 2002 has been reclassified as long-term debt. In connection with the waiver and amendment, a director of the Company increased his personal guarantee of the Company's debt under its bank credit agreement to $100,000.

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

8.       INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible goodwill amortization and state income taxes, and for the nine months ended March 31, 2000 only, the correction of the Host-USA Acquisition purchase price allocation.


9.       COMPREHENSIVE NET INCOME (LOSS)

Comprehensive net income (loss) is as follows:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                      -----------------------       -----------------------
                                                        2001           2000           2001           2000
                                                      --------       --------       --------       --------
                                                     (RESTATED)     (RESTATED)                    (RESTATED)

Net loss                                              $ (5,726)      $ (2,076)      $ (9,464)      $(12,786)
Other comprehensive income:
   Recognize the cumulative change in the
     valuation of available-for-sale investments
     as a permanent decline, net of tax of $527            860
                                                      --------       --------       --------       --------
Comprehensive net loss                                $ (4,866)      $ (2,076)      $ (9,464)      $(12,786)
                                                      ========       ========       ========       ========


10.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                MARCH 31,                   MARCH 31,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
                                                       (RESTATED)                    (RESTATED)     (RESTATED)
Loss from continuing operations before cumulative
   effect adjustment                                    $ (6,261)      $ (1,935)      $(12,624)      $(13,049)
Cumulative effect of accounting change                                                   3,160
Income (loss) from discontinued operations                                 (141)                          263
                                                        --------       --------       --------       --------
Net loss                                                $ (6,261)      $ (2,076)      $ (9,464)      $(12,786)
                                                        ========       ========       ========       ========

Weighted average number of common shares
   outstanding for basic earnings (loss) per share        35,213         34,699         35,128         27,082
Effect of dilutive employee stock options
                                                        --------       --------       --------       --------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                              35,213         34,699         35,128         27,082
                                                        ========       ========       ========       ========

Earnings (loss) per share - basic and diluted:
Loss from continuing operations before cumulative
   effect adjustment                                    $  (0.18)      $  (0.06)      $  (0.36)      $  (0.48)
Cumulative effect of accounting change                                                    0.09
Income from discontinued operations                                       (0.00)                         0.01
                                                        --------       --------       --------       --------
Net loss                                                $  (0.18)      $  (0.06)      $  (0.27)      $  (0.47)
                                                        ========       ========       ========       ========

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

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                    -----------------------       -----------------------
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------
                                                   (RESTATED)     (RESTATED)                     (RESTATED)
Net revenues:
  Collegiate Marketing and Production Services      $ 30,115       $ 34,905       $ 72,716       $ 40,357
  Affinity Events                                      2,758          2,742         14,981          3,039
  Affinity Management Services                         2,764          1,774          7,817          2,117
  Consulting                                               8              5             19          1,303
                                                    --------       --------       --------       --------
                                                    $ 35,645       $ 39,426       $ 95,533       $ 46,816
                                                    ========       ========       ========       ========
Operating income (loss):
  Collegiate Marketing and Production Services      $  1,667       $  5,044       $  5,003       $  4,775
  Affinity Events                                     (1,200)        (2,488)        (3,740)        (2,576)
  Affinity Management Services                           132             28            768             93
  Consulting                                               8              5             19          1,303
  Amortization of acquisition intangibles             (1,127)        (1,113)        (3,284)        (1,300)
  Unallocated general and administrative costs          (616)          (388)        (1,669)        (1,150)
                                                    --------       --------       --------       --------
                                                    $ (1,136)      $  1,088       $ (2,903)      $  1,145
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

Operating costs and expenses of $36,781,000 for the three months ended March 31, 2001 included $35,038,000 associated with the operations of Host, plus $1,127,000 of non-cash amortization expense associated with the amortization of intangible assets derived primarily from the Host-USA Acquisition and the acquisition of Summit. Operating costs and expenses of $38,338,000 for the three months ended March 31, 2000 included $36,839,000 associated with the operations of Host, plus $1,113,000 of non-cash amortization expense associated with the amortization of intangible assets derived from the Host-USA Acquisition.

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

As a result of the accounting errors discovered by the Company in the financial statements of USA, the Company incurred a charge of $11,330,000 in the nine months ended March 31, 2000, reflecting the extent to which USA's net tangible assets as of the date of the Host-USA Acquisition were overstated.

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

The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray preferred stock and Gray common stock owned by the Company, and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements, for at least the next 12 months. The Company's bank credit agreement requires aggregate principal payments $10,000,000 on or before October 15, 2001 and $10,000,000 on or before December 1, 2001, and such principal payments may require the sale of certain investments whose sale may have some restrictions under applicable securities laws, and there can be no assurance that the Company will be able to sell such investments.

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

                                          BULL RUN CORPORATION




Date:  July 27, 2001                      By: /s/ FREDERICK J. ERICKSON
                                              -----------------------------
                                          Frederick J. Erickson
                                          Vice President-Finance, Treasurer
                                          and Assistant Secretary