Form 10-K405
period 2001-06-30
BULL RUN CORP
filed 2001-10-15
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the fiscal year ended JUNE 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the transition period from                        to
                                       ------------------    --------------

                          Commission File Number 0-9385

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)


             GEORGIA                                58-2458679
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


4370 PEACHTREE ROAD, N.E., ATLANTA, GA                    30319
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (404) 266-8333


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class: None    Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2001 was $29,109,542 based on the closing price thereof on The Nasdaq Stock Market.

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of August 31, 2001, was 36,024,126.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    Documents
     Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders

                               Form 10-K Reference
                        Part III, Items 10, 11, 12 and 13

                              BULL RUN CORPORATION

                                 FORM 10-K INDEX

                                     PART I

                                                                                 PAGE
                                                                                 ----

ITEM 1.      Business............................................................   3
ITEM 2.      Properties..........................................................   9
ITEM 3.      Legal Proceedings...................................................   9
ITEM 4.      Submission of Matters to a Vote of Security Holders.................  10


                                     PART II


ITEM 5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters........................................................  11
ITEM 6.      Selected Financial Data.............................................  12
ITEM 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................  14
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..........  27
ITEM 8.      Financial Statements and Supplementary Data.........................  28
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................  60


                                    PART III


ITEM 10.     Directors and Executive Officers of the Registrant..................  61
ITEM 11.     Executive Compensation..............................................  61
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management......  61
ITEM 13.     Certain Relationships and Related Transactions......................  61


                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  62


             Signatures..........................................................  65

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Bull Run Corporation (the "Company" or "Bull Run"), a Georgia corporation based in Atlanta, is a sports, affinity marketing and management company through its primary operating subsidiary, Host Communications, Inc. ("Host"), acquired in December 1999. Host's "Collegiate Marketing and Production Services" business segment provides sports marketing and production services primarily to a number of collegiate conferences and universities and the National Collegiate Athletic Association (the "NCAA"). Host's "Affinity Events" business segment produces and manages individual events and several events series, including the "Hoop-It-Up(R)" (the National Basketball Association's official 3-on-3 basketball tour), the "Got Milk? 3v3 Soccer Shootout" (Major League Soccer's official 3-on-3 soccer tour) and NCAA Football's "Let-It-Fly" 4-on-4 flag football tour. Host's "Affinity Management Services" business segment provides associations, such as the National Tour Association, Quest (the J.D. Edwards users group association) and the National Thoroughbred Racing Association, with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing, sales representation and administration.

         Effective December 17, 1999, the Company acquired (the "Host-USA Acquisition") the stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by the Company. In January 2000, Host's executive management team assumed executive management responsibilities for USA, and many administrative and operating functions of the two companies were combined. Effective July 1, 2000, USA was merged into Host. Capital was solely an investor in Host and has no operating business.

         The Company also has significant investments in other sports, media and marketing companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; and iHigh, Inc. ("iHigh"), an Internet and marketing company focused on high school students. The Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions.

         As of June 30, 2001, the Company owned approximately 13.0% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.1% of the outstanding common stock of Rawlings, in addition to warrants for the purchase of additional shares of Rawlings common stock; and 35.1% of the outstanding common stock of iHigh.

COLLEGIATE MARKETING AND PRODUCTION SERVICES SEGMENT

         NCAA GROUP - Host has had a contractual relationship with the NCAA since 1975. It began as an agreement to administer radio rights and form a national NCAA Radio Network for the men's Final Four(R) and has expanded to publishing, Internet and corporate marketing representation, including the exclusive licensing of various NCAA trademarks.

         In 1984, Host and the NCAA initiated the NCAA Corporate Partner Program that currently includes 14 nationally prominent corporations, including Gillette, which was the first corporate partner, signed 17 years ago. Under the NCAA Corporate Partner Program, the Company partners with an exclusive group of corporations to link their target markets to, and implement promotions around, NCAA championships through a variety of advertising and promotional opportunities. The opportunities include the NCAA Radio Network, co-produced with CBS Radio, for the men's and women's Final Fours and the College World Series. Host's current contract with the NCAA expires in 2002. In July 2001, Host executed an 11-year agreement with CBS Sports for certain marketing, licensing and media rights, including the administration of the NCAA Corporate Partner Program. Under the agreement Host was awarded, among other rights: (a) exclusive worldwide rights to administer the NCAA Corporate Partner Program; (b) exclusive right to produce, distribute and sell NCAA Championship game programs and publications; (c) rights to engage in merchandise licensing utilizing registered marks of the NCAA and its championships; (d) television rights for certain NCAA Championships that will not be otherwise aired by CBS or ESPN, and other sports-related television programming; (e) video streaming rights and home video rights to all NCAA championships except the Men's Final Four; and (f) exclusive rights to the "Hoop City Experience" interactive event at both the Men's and Women's Final Four. Host's contract with CBS will run concurrently with CBS's agreement with the NCAA, which begins with the fall academic calendar in 2002 and extends through the spring championships season in 2013.

         COLLEGIATE SPORTS - The Company, through Host, provides sports and marketing services for a number of NCAA Division I universities and conferences. The agreements relating to the services rendered by the Company vary by school or conference, but typically provide for some or all of the following: (a) the production of radio and television broadcasts of certain athletic events and coaches' shows; (b) sale of advertising during radio and television broadcasts of games and coaches' shows; (c) sale of media advertising and venue signage;
(d) sale of "official sponsorship" rights to corporations; (e) publishing, printing and vending of game-day and other programs; (f) creative design of materials; video production; construction and management of Internet web sites; and (g) coaches' endorsements and pay-per-view telecasts. Universities with which the Company has agreements are Boston College, Eastern Kentucky, Florida State, Kentucky, Michigan, Mississippi State, Notre Dame, Purdue, South Carolina, Southern Methodist, Tennessee and Texas. The Company currently has marketing agreements with the Metro Atlantic Athletic, Horizon (formerly Midwestern Collegiate), Ohio Valley, Southeastern and Southern Conferences. The Company also helped form the Historically Black Collegiate Coalition (HBCCTM) and has marketing rights to the Southwestern Bell Red River Shootout featuring the University of Texas and University of Oklahoma's annual football rivalry, and the Lone Star Showdown football game featuring Texas and Texas A&M University.

         The Company publishes Dave Campbell's Texas Football Magazine and has marketing rights to two interstate high school football all-star games, the "Oil Bowl" game featuring high school all-stars from Texas playing those from Oklahoma, and the Shriner's California versus Texas all-star game. In addition, the Company has the rights to the HEB Classic, an annual series of football games that features six prominent Texas high school teams. The Company also partners with the Texas Radio Network and Fox SportsNet to broadcast and televise key high school championship events.

         INTEGRATED MEDIA GROUP - The Company produces more than 700 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. The Company's publications include game programs, media guides, posters and marketing brochures, including more than 60 NCAA championship programs in 21 sports and specialty publications, such as the official NCAA Basketball Championship Guide. The Company also provides high quality printing services for corporations and non-profit organizations nationwide, consisting of directories, annual reports, brochures, posters, programs and catalogs.

         The Company produces television programs, videos, radio broadcasts, commercial audio and Internet related services. Radio broadcast programs created, produced, syndicated and/or distributed by the Company include: (a) the NCAA Men's Basketball Network, carried on approximately 400 radio stations involving all of the top 100 markets; (b) the NCAA Division I Women's Basketball Network; (c) the College World Series championship game carried on more than 100 radio stations, in conjunction with Westwood One and CBS; (d) "March to March," a nationally syndicated call-in radio show; (e) the 42-game college football and 44-game basketball games of the week; and (f) in a collaborative effort with the Premiere Radio Network, the Breeders Cup and the three Triple Crown horse racing events. The Company administers the regional radio networks of 11 NCAA Division I universities and three conferences. The Company's digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.

         The Company collaborates with NCAA On-line, and until April 2001, with Quokka Sports, Inc. ("Quokka," an affiliated company further discussed below), on www.finalfour.net, the official site for the NCAA Division I Men's and Women's Basketball Championships, and the College World Series' official site. Over the three weeks of the 2001 men's tournament, www.finalfour.net received over 3.6 million visits. Other web sites developed and managed by Host include those for the Breeder's Cup, Quest (the J.D. Edwards software user group association), Rawlings, the International SPA Association and the National Tour Association.

AFFINITY EVENTS SEGMENT

         The Company's Affinity Events division produces and manages large participatory sporting events throughout the United States and internationally. In connection with these events, the Company provides professional marketing and management services to corporations looking to supplement their own sales and promotional activities with sports-based events that target specific participating audiences and demographics. "Hoop-It-Up(R)", held in approximately 40 U.S. cities each year, is the official 3-on-3 basketball tournament of the National Basketball Association and NBC Sports. The 2000 Tour involved approximately 110,000 paid participants and one million spectators. Hoop-It-Up's Germany extension, the "TD-1 Basketball Challenge," is managed by the Company's Paris, France office in collaboration with NBA Europe. The 2001 Tour, held in 9 cities, involved approximately 10,000 players and 250,000 spectators.

         In September 2000, the Company acquired Summit Sports & Events, Inc. ("Summit"), which operates participatory soccer and basketball tours. Summit's "Got Milk? 3v3 Soccer Shootout" is Major League Soccer's official 3-on-3 soccer tour. The 2000-01 Tour, held in 70 U.S. cities, including a series of "national championship" matches held at Disney World in Orlando, Florida, involved approximately 70,000 paid participants and 450,000 spectators. Summit also administers the "Roundball Ruckus" 3-on-3 basketball tour, which involved approximately 30,000 participants and 180,000 spectators in 35 U.S. cities in 2000. On June 30, 2000, Summit was merged into Host.

         The Company oversees the management and production for other sports ventures, including the "Let-It-Fly" 4-on-4 flag football tour and the "Toyota Golf Skills Challenge."

         The Company also produces and manages a variety of programs and made-for-television events such as the "Quarterback Challenge," "Battle of the Gridiron" and "Lineman Challenge." Additionally, the Company creates and executes events for corporate clients, including the "SBC Cotton Bowl Fanfest," the "Mobil Speedpass" credit card program, the

"NCAA Football Campus Tour" and the "Sony TechPit" mobile marketing unit, which travels to NASCAR's Winston Cup races.

         The Company capitalizes on developing and implementing customized event marketing platforms for corporations looking to reach certain affinity groups. In 1994, Host created the HBCC, that provides seamless marketing and sponsorship opportunities between historically black colleges and universities and prominent corporations. For example, the Company helped create and is managing the "Tampax Total You Tour" for the Procter & Gamble brand. In 2000, the tour traveled to 10 HBCC campuses and ten off-campus city locations to effectively reach the brand's core target audience, African-American females, ages 18 - 24. This tour was awarded a Silver Anvil by the Public Relations Society of America for having the best multicultural public relations program in 1999.

AFFINITY MANAGEMENT SERVICES SEGMENT

         The Affinity Management Services segment, doing business as Affinity Management International, provides a full range of management services to a number of associations, including the National Tour Association (which has been a client since 1974), Quest (the J.D. Edwards software user group association), the National Thoroughbred Racing Association, the National Athletic Trainers' Association, the International SPA Association and the U.S. Team Roping Championships, Professional Rodeo Cowboys Association and the American Bicycle Association. The Company's services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet web site management and membership growth activities.

CONSULTING SEGMENT

         The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions, dispositions and acquisition financing. As a result of the Company's 13.0% equity investment in Gray, approximately 13.0% of consulting fees charged to Gray is deferred and recognized as consulting fee income over 40 years. Consulting services include, but are not limited to, transaction search, analysis, due diligence, negotiation and closing. Fees are generally based on a rate of 1% of transaction value.

INVESTMENT IN AFFILIATED COMPANIES

         The Company currently owns approximately 13.0% of the total outstanding common stock (representing approximately 26.1% of the voting power) of Gray. The Company also owns warrants to purchase additional shares of Gray common stock. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal stockholders and/or executive officers, currently own approximately an additional 13.0% of Gray common stock (representing approximately an additional 18.7% of the voting power in Gray).

         Gray is a communications company headquartered in Atlanta, Georgia, which currently operates:

                  (a) three NBC-affiliated television stations -- WEAU-TV in Eau Claire-La Crosse, Wisconsin; WJHG-TV in Panama City, Florida; and WITN-TV, in the Greenville-Washington-New Bern, North Carolina market;

                  (b) ten CBS-affiliated television stations -- WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; WRDW-TV in Augusta, Georgia; KOLN-TV in Lincoln, Nebraska; KGIN-TV in Grand Island,

Nebraska; KWTX-TV in Waco, Texas; KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas; and KXII-TV in the Sherman, Texas / Ada, Oklahoma market.

                  (c) four daily newspapers, The Albany Herald in Albany, Georgia; The Rockdale Citizen and The Newton Citizen in Conyers, Georgia; the Gwinnett Daily Post in Lawrenceville, Georgia; and The Goshen News in Goshen, Indiana;

                  (d) Lynqx Communications, a satellite transmission and production services business based in the southeastern United States; and

                  (e) GrayLink, a communications and paging business in the Southeast.

         J. Mack Robinson, the Company's Chairman of the Board, Hilton H. Howell, Jr., the Company's Vice President, Secretary and a director, and Robert
S. Prather, Jr., the Company's President and Chief Executive Officer and a director, are members of Gray's board of directors. Mr. Robinson is President and the Chief Executive Officer of Gray, and Mr. Prather and Mr. Howell are executive vice presidents of Gray.

         In January 1999, the Company acquired 33.5% of the outstanding common stock of Tarzian, which owns and operates two television stations and four radio stations: WRCB-TV in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana. In March 1999, the Company executed an option agreement with Gray, whereby Gray was granted an option to purchase the Company's investment in Tarzian for an amount equal to the Company's purchase price for the Tarzian investment, plus related costs. In connection with the option agreement, Gray granted to the Company warrants to purchase additional shares of Gray's class B common stock.

         In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings. Pursuant to this agreement, the Company acquired warrants to purchase 925,804 shares of Rawlings common stock, and has the right, under certain circumstances, to purchase additional warrants. The warrants have a four-year term and an exercise price of $12.00 per share, but are exercisable only if Rawlings common stock closes at or above $16.50 for 20 consecutive trading days during the four-year term. In addition, under the terms of the agreement, from November 1997 through January 1998, the Company purchased shares of Rawlings common stock in the open market, and such shares currently represent 10.1% of Rawlings outstanding common stock. The Company and Rawlings are parties to a standstill agreement, which terminates in July 2003, and which restricts the Company from acquiring additional shares of Rawlings common stock or participating in corporate events relating to Rawlings, including proxy contests and tender offers, subject to specified exceptions. Rawlings, headquartered near St. Louis, Missouri, is a supplier of team sports equipment in North America, and operates manufacturing facilities throughout the United States, Canada and Latin America, as well as distribution centers in the United States and Canada.

         In August 1998 and January 1999, the Company acquired series C and series C1 preferred stock of Total Sports, Inc. ("Total Sports"). Host also owned Total Sports common stock at the time of the Host-USA Acquisition. In November 2000, Total Sports was sold to Quokka. In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. Quokka's common stock was publicly traded on the Nasdaq Stock Market, until April 2001, when Quokka announced its intention to seek protection under the Federal Bankruptcy Code and soon thereafter, ceased all operations. Quokka operated a sports-oriented web site and provided web site services for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations.

         At the time of the Host-USA Acquisition, Host owned shares of iHigh common stock and as of June 30, 2001, the Company, through Host, owned approximately 35.1% of the outstanding common stock of iHigh.

         As of June 30, 2001, the Company's investment in Gray represented approximately 19% of the Company's total assets; the investment in Tarzian represented approximately 5% of the Company's total assets; the investment in Rawlings represented approximately 4% of the Company's total assets; and the investment in iHigh represented approximately 1% of the Company's total assets.

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

         The Company employs a full-time national sales and marketing staff and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote the Company's expertise and range of services. The Company solicits prospective clients through its managers responsible for business development and through personal contacts by members of the Company's senior management. When a new account is established, the Company immediately assigns a sales executive to the client to ensure that the client's needs are met and to seek out further opportunities to expand the relationship. Generally, account managers are assigned several different clients, which may be comprised of a number of businesses or divisions, departments or groups within the same business. In addition, the personnel that staff the Company's offices on university campuses and at athletic conference locations are responsible for soliciting local sponsors and advertisers.

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

EMPLOYEES

         The Company has approximately 500 employees, of whom, approximately 250 are employed by Host at its Lexington, Kentucky facilities and approximately 90 are employed at Host's Dallas, Texas facility. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

         The information contained in Item 10 hereof is incorporated herein by reference.

DISCONTINUED SEGMENT - DATASOUTH

         The Company formerly marketed and sold heavy-duty dot matrix and thermal printers under the "Datasouth" name. The Company decided to discontinue its Datasouth business segment as a result of the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. The Company consummated a sale of Datasouth's business on September 29, 2000. For additional information with respect to this business segment, see "Management's Discussion and Analysis - Results of Discontinued Operations" and Note 5 to the Company's Consolidated Financial Statements.


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


ITEM 3. LEGAL PROCEEDINGS

         On February 12, 1999, Tarzian filed a complaint in the United States District Court for the Southern District of Indiana against the Company and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the "Estate"). On May 3, 1999, the action was dismissed without prejudice against the Company, leaving the Estate as the sole defendant. The suit involves the Company's acquisition of 301,119 shares of Tarzian common stock, $4.00 par value, from the Estate for $10 million on January 28, 1999. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to the Company's purchase of such shares, and requests judgment providing that the contract be enforced. The Company contends that a binding contract between Tarzian and the Estate did not exist prior to the Company's purchase of the Tarzian shares from the Estate. The Company does not believe that a judgment in favor of Tarzian in this litigation would materially adversely affect the Company, because, among other reasons, the Company's purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the shares to a person or entity other than the Company, the purchase agreement will be rescinded and the Estate will be required to pay the Company the full $10 million purchase price, plus interest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the quarter ended June 30, 2001.

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

                                               HIGH              LOW
                                               ----              ---
     SIX MONTHS ENDED JUNE 30, 1999
     First Quarter                            $ 5.50           $ 3.25
     Second Quarter                             4.63             3.50

     FISCAL YEAR ENDED JUNE 30, 2000
     First Quarter                            $ 4.19           $ 3.53
     Second Quarter                             7.88             3.38
     Third Quarter                              6.00             3.75
     Fourth Quarter                             4.38             1.88

     FISCAL YEAR ENDED JUNE 30, 2001
     First Quarter                            $ 3.13           $ 2.00
     Second Quarter                             2.50             1.25
     Third Quarter                              2.34             1.13
     Fourth Quarter                             1.70             1.00

HOLDERS

     As of September 14, 2001, there were 2,400 holders of record of Common
Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as "Management's Discussion and Analysis." The selected consolidated financial data as of and for the fiscal years ended June 30, 2001 and 2000, as of and for the six months ended June 30, 1999, as of December 31, 1998, 1997 and 1996 and for each of the three years in the period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the six months ended June 30, 1998 are derived from unaudited condensed consolidated financial statements of the Company.

                             SELECTED FINANCIAL DATA
        (Dollar and share amounts in thousands, except per share amounts)


OPERATING RESULTS:                              YEAR ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,                YEAR ENDED DECEMBER 31,
                                          ----------------------    ----------------------    -----------------------------------
                                             2001         2000         1999         1998         1998        1997         1996
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                                (UNAUDITED)
Total revenue                             $ 120,337    $  72,000    $     609    $     652    $   1,618    $     681    $     844
Direct operating costs                      (81,421)     (49,437)
Selling, general and administrative         (38,527)     (21,891)        (693)        (691)      (1,312)      (1,039)      (1,022)
Amortization of acquisition intangibles      (4,267)      (2,602)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) from operations            (3,878)      (1,930)         (84)         (39)         306         (358)        (178)
Equity in earnings (losses) of
      affiliated companies                   (4,235)      (2,533)        (910)         (61)       6,337         (428)       1,742
Correction of purchase price allocation                  (11,330)
Other income (expense) derived from
      investments in affiliates, net         (6,796)      (2,360)                                 1,680                     2,213
Interest expense and other, net              (8,903)      (7,909)      (1,858)      (1,547)      (3,162)      (1,614)      (1,250)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) from continuing
      operations before income taxes,
      extraordinary item and cumulative
      effect of accounting change           (23,812)     (26,062)      (2,852)      (1,647)       5,161       (2,400)       2,527
Income tax benefit (provision)                6,228        5,077          911          509       (2,094)         966       (1,057)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
     operations before extraordinary
      item and cumulative effect of
     accounting change                      (17,584)     (20,985)      (1,941)      (1,138)       3,067       (1,434)       1,470
Extraordinary loss                                                                                                           (295)
Cumulative effect of accounting
      change                                 (1,120)                                                                         (274)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) from continuing
      operations                            (18,704)     (20,985)      (1,941)      (1,138)       3,067       (1,434)         901
    Income (loss) from discontinued
      operations, net of tax                              (6,839)        (266)         (92)          81         (234)         744
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Net income (loss)                     $ (18,704)   $ (27,824)   $  (2,207)   $  (1,230)   $   3,148    $  (1,668)   $   1,645
                                          =========    =========    =========    =========    =========    =========    =========

         See Notes to the Selected Financial Data on the following page.

EARNINGS (LOSS) PER                           YEAR ENDED              SIX MONTHS ENDED
   SHARE:                                      JUNE 30,                    JUNE 30,                  YEAR ENDED DECEMBER 31,
                                       ------------------------    ------------------------    -------------------------------------
                                          2001          2000          1999          1998          1998         1997          1996
                                       ----------    ----------    ----------    ----------    ----------   ----------    ----------
                                                                                 (UNAUDITED)
Earnings (loss) per share - Basic:
    Income (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting change                $    (0.50)   $    (0.72)   $    (0.09)   $    (0.05)   $     0.14   $    (0.07)   $     0.07
    Income (loss) from continuing
      operations                       $    (0.53)   $    (0.72)   $    (0.09)   $    (0.05)   $     0.14   $    (0.07)   $     0.04
    Income (loss) from discontinued
      operations, net of tax           $     0.00    $    (0.24)   $    (0.01)   $    (0.01)   $     0.00   $    (0.01)   $     0.03
    Net income (loss)                  $    (0.53)   $    (0.96)   $    (0.10)   $    (0.06)   $     0.14   $    (0.08)   $     0.07
Weighted average shares
      outstanding - Basic                  35,307        29,044        22,330        22,098        22,189       21,302        22,013

Earnings (loss) per share - Diluted:
    Income (loss) from continuing
      operations before extraordinary
      item and cumulative effect of
      accounting change                $    (0.50)   $    (0.72)   $    (0.09)   $    (0.05)   $     0.14   $    (0.07)   $     0.06
    Income (loss) from continuing
      operations                       $    (0.53)   $    (0.72)   $    (0.09)   $    (0.05)   $     0.14   $    (0.07)   $     0.04
    Income (loss) from discontinued
      operations, net of tax           $     0.00    $    (0.24)   $    (0.01)   $    (0.01)   $     0.00   $    (0.01)   $     0.03
    Net income (loss)                  $    (0.53)   $    (0.96)   $    (0.10)   $    (0.06)   $     0.14   $    (0.08)   $     0.07
Weighted average shares
      outstanding - Diluted                35,307        29,044        22,330        22,098        23,182       21,302        22,945


FINANCIAL POSITION:

                                                     AS OF JUNE 30,                          AS OF DECEMBER 31,
                                       --------------------------------------      -------------------------------------
                                          2001           2000          1999           1998         1997          1996
                                       ---------      ---------     ---------      ---------     ---------     ---------
Working capital                        $ (16,951)     $   5,449     $ (61,595)     $   4,074     $   2,913     $   4,262
Investment in affiliated companies        50,399         64,782        73,994         63,361        50,284        40,894
Total assets                             206,538        222,306        99,903         90,694        70,618        60,256
Long-term obligations                    107,693        122,794            --         51,848        41,998        31,364
Stockholders' equity                      37,604         51,864        25,279         27,022        21,499        24,656
Current ratio                                0.7            1.1           0.1            2.4           1.7           3.4
Book value per share                   $    1.05      $    1.48     $    1.13      $    1.21     $    1.01     $    1.13

                      NOTES TO THE SELECTED FINANCIAL DATA

The changes from year to year are primarily a result of the following items:

2001 - Includes full year of operating results for subsidiaries acquired in December 1999; $9.0 million pretax charge recognized to reduce book value of certain equity investments; certain derivatives reported in the balance sheet at fair value of $8.2 million as of June 30, 2001, with net change in fair value of $3.0 million recognized as income in 2001 and the fair value as of July 1, 2000 of $(1.1) million (net of tax) as the cumulative effect of an accounting change; bank credit agreement modified in July 2001 to extend the maturity date to July 1, 2002 and require a $10 million in principal payment by October 15, 2001 and an additional $10 million principal payment by December 1, 2001.

2000 - Acquisition of Host, USA and Capital effective December 17, 1999 financed with common stock, options to acquire common stock and long-term debt. (See
     Note 4 to the consolidated financial statements.)

1999 - Investment in Tarzian, financed with short-term debt; all amounts outstanding under long-term debt agreements were classified as current liabilities until December 17, 1999, when the obligations were refinanced.

1998 - Equity in the earnings attributable to Gray's gain on disposal of a television station; additional investments in Rawlings; and investment in Total Sports.

1997 - Initial investments in Rawlings.

1996 - Increase in the investment in Gray of $2.2 million resulting from Gray's public offering of its class B common stock.

No dividends were declared or paid during the periods presented.

Amounts presented for all periods prior to the year ended June 30, 2001 have been restated where applicable to reflect the correction of errors discussed in
Note 2 to the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Bull Run Corporation ("Bull Run" or the "Company"), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its primary operating business, Host Communications, Inc. ("Host"), acquired in December 1999. Host's "Collegiate Marketing and Production Services" business segment provides sports marketing and production services to a number of collegiate conferences and universities, and the National Collegiate Athletic Association ("NCAA"). Host's "Affinity Events" business segment produces and manages individual events and several events series, including "Hoop-It-Up(R)" (the National Basketball Association's official 3-on-3 basketball tour), the "Got Milk? 3v3 Soccer Shootout" (Major League Soccer's official 3-on-3 soccer tour) and NCAA Football's "Let-It-Fly" 4-on-4 flag football tour. Host's "Affinity Management Services" business segment provides associations such as the National Tour Association, Quest (the J.D. Edwards users group association) and the National Thoroughbred Racing Association, with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

The Company also has significant investments in other sports, media and marketing companies, including Gray Communications Systems, Inc. ("Gray"), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), the owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a supplier of team sports equipment; and iHigh, Inc. ("iHigh"), an Internet and marketing company focused on high school students. The Company provides consulting services to Gray in connection with Gray's acquisitions and dispositions.

As of June 30, 2001, the Company owned approximately 13.0% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.1% of the outstanding common stock of Rawlings, in addition to warrants to purchase additional shares of Rawlings common stock; and 35.1% of the outstanding common stock of iHigh. The Gray preferred stock owned by the Company as of June 30, 2001 was sold on September 28, 2001.

RESTATEMENT OF FINANCIAL STATEMENTS

In September 2001, the Company became aware that certain gains reported by the Company in the year ended December 31, 1996 and the fiscal year ended June 30, 2000 in connection with the issuance of common stock by Gray were not calculated as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 51. The calculations failed to consider the fact that the carrying value of the investment in Gray exceeded the Company's allocable share of Gray's underlying equity. In October 2001, the Company also became aware that certain transactions involving the redemption of the Company's investment in Gray preferred stock in the year ended December 31, 1998 and the fiscal year ended June 30, 2001 resulted in previously unreported gains, and the cumulative effect of an accounting change as of July 1, 2001 was inaccurately reported. These errors resulted from the Company's failure to allocate any cost to the detachable warrants to acquire Gray common stock acquired in 1996 with the Gray preferred stock, allocating instead, all of the acquisition cost to the Gray preferred stock. In addition, a similar adjustment was made by

Gray which decreased (increased) Gray's income (loss) available to common stockholders in Gray's fiscal years ended December 31, 1998 and 2000. These adjustments by Gray changed the Company's equity in Gray's results for the Company's fiscal years ended December 31, 1998 and June 30, 2001. As a result, the accompanying consolidated financial statements as of and for the fiscal year ended June 30, 2000 and all information presented herein for all fiscal periods prior to the year ended June 30, 2000 have been restated for the correction of these errors.

HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by the Company (the "Host-USA Acquisition"). Aggregate consideration (net of cash acquired) was approximately $116.9 million, which included Common Stock (totaling 11,687,000 shares) and stock options (for a total of 2,819,000 shares of Common Stock) valued at approximately $52.3 million, 8% subordinated notes having a face value of approximately $18.6 million, cash (net of approximately $9.7 million in cash acquired) of $44.8 million and transaction expenses of approximately $1.2 million. The Company allocated $24.5 million of the Host-USA Acquisition purchase price to identifiable intangible assets and recorded goodwill in the amount of $62.7 million. As of June 30, 2001, goodwill and acquired intangibles, net of accumulated amortization, were approximately 40% of the Company's total assets.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

In July 2000, the Company's Board of Directors authorized the sale of Datasouth Computer Corporation ("Datasouth"), the Company's wholly owned computer printer manufacturing business segment. The Company's decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. The Company consummated a sale of Datasouth's operating assets in September 2000. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business as of and for the year ended June 30, 2001 and all prior periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements.

An estimated loss on the sale of Datasouth of $6,522,000, including a $350,000 pretax provision for estimated operating losses during the disposal period, was combined with Datasouth's operating results and presented as discontinued operations in the consolidated financial statements for the year ended June 30, 2000. The proceeds realized on the sale of Datasouth's assets were based on management's estimates of the most likely outcome, considering, among other things, the terms of the Company's sale of certain operating assets to a computer printer company. These terms included deferred payments under a note issued by the purchaser. Actual amounts ultimately realized on the sale could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds differ from the estimates that are reflected as of June 30, 2000, or as management's estimates are revised, the variance will be reported in discontinued operations in future periods.

RESULTS OF CONTINUING OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

Total revenues for the year ended June 30, 2001 were $120,337,000 compared to $72,000,000 for the prior year. Prior year total revenues included revenues of companies acquired in the Host-USA Acquisition only for the period from December 17, 1999 (date of acquisition) through June 30, 2000. Total revenues derived from the Collegiate Marketing and Production Services business segment was $85,019,000 in fiscal 2001 and $54,443,000 in fiscal 2000. Total revenues derived from the Affinity Events segment was $24,177,000 in fiscal 2001 and $11,312,000 in fiscal 2000, total revenues derived from the Affinity Management Services segment was $11,117,000 in fiscal 2001 and $4,934,000 in fiscal 2000. The Collegiate Marketing and Production Services segment, the Affinity Events segment and the Affinity Management Services segment represent the businesses acquired in the Host-USA Acquisition, and therefore fiscal 2000 operating results only include the results for the period December 17, 1999 through June 30, 2000. Consulting fee income on services provided to Gray was $24,000 for the fiscal year ended June 30, 2001 compared to $1,311,000 for the prior fiscal year. There were no significant transactions consummated by Gray during the fiscal year ended June 30, 2001. As a result of the Company's 13.0% equity investment in Gray, approximately 13.0% of consulting fees charged to Gray is deferred and recognized as consulting fee income over 40 years. There can be no assurance that the Company will recognize any consulting fees in the future, other than recognition of currently deferred fees.

Operating costs and expenses were $124,215,000 for the fiscal year ended June 30, 2001 compared to $73,930,000 for the prior fiscal year. Prior year operating costs and expenses included those of the companies acquired in the Host-USA Acquisition only for the period from December 17, 1999 through June 30, 2000. Operating costs and expenses attributable to companies acquired in the Host-USA Acquisition were $117,769,000 for the fiscal year ended June 30, 2001 and $68,320,000 in the prior fiscal year. Amortization of acquisition intangibles, primarily attributable to the Host-USA Acquisition, were $4,267,000 in fiscal 2001 compared to $2,602,000 in fiscal 2000. Operating costs and expenses for the prior fiscal year ended June 30, 2000 included nonrecurring expenses of $1,460,000 in connection with a potential transaction involving one of the Company's investments.

Operating income (loss) for the fiscal year ended June 30, 2001 derived from the Collegiate Marketing and Production Services, Affinity Events and Affinity Management Services business segments was $4,795,000, $(3,837,000) and $1,681,000, respectively. Operating income (loss) for the period December 17, 1999 (date of acquisition) to June 30, 2000 derived from the Collegiate Marketing and Production Services, Affinity Events and Affinity Management Services business segments was $4,354,000, $(2,551,000) and $568,000, respectively. A significant portion of the Collegiate Marketing and Production Services operating income is historically generated in the fiscal quarter ended March 31, due to the timing of events in connection from which revenues of this segment are generated. Likewise, the Affinity Events business segment historically generates most of its revenue during the fiscal quarters ended June 30 and September 30, the periods in which the majority of the events are held. Operating results for the Collegiate Marketing and Production Services segment and the Affinity Events segment were both unfavorably impacted in the fiscal year ended June 30, 2001 by the economic downturn and the resulting decline in corporate advertising and sponsorships.

Equity in earnings (losses) of affiliated companies, totaling $(4,235,000) for the fiscal year ended June 30, 2001 and $(2,533,000) for the fiscal year ended June 30, 2000 included (a) the Company's proportionate share of the earnings or losses of (i) Gray; (ii) Rawlings; (iii) subsequent to December 17, 1999, iHigh and certain other equity investments; and
(iv) prior to December 17, 1999, Host and Capital, net of (b) amortization charges totaling $684,000 in 2001 and $699,000 in 2000.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing a gain of approximately $40 million. As a result of Host's equity investment in USA and the Company's equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1.9 million in equity in earnings of affiliates in the fiscal year ended June 30, 2000 due to USA's gain on the sale.

Rawlings recognized an after-tax charge of approximately $12.8 million associated with its decision to sell its Vic hockey business in its fiscal quarter ended May 31, 2000. As a result, the Company's pretax equity in earnings (losses) of Rawlings was negatively impacted in the fiscal year ended June 30, 2000 by approximately $1.3 million.

In November 2000, Total Sports, Inc. ("Total Sports") was sold to Quokka Sports Inc. ("Quokka"). In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the current fair market value of the Quokka common stock received in the exchange, recognizing a pretax loss of approximately $6.2 million as of the effective date of the exchange. In March 2001, the Company further reduced the book value of its investment in Quokka to zero, recording an additional non-cash charge of approximately $1.8 million.

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. As a result of adopting FAS 133, the Company recognized the cumulative effect of the accounting change of $(1,120,000), representing the value of the derivatives as of July 1, 2000 of $(1,807,000), less a deferred tax provision of $687,000. Changes in the value of these derivatives are recognized as earnings or losses. As a result of adopting FAS 133, the aggregate fair market value of derivatives as of June 30, 2001 of $8,218,000 is included in the balance sheet as a component of "Other assets." The valuation of warrants is predominantly based on an independent appraisal, and the values of interest rate swaps are based on estimated market values.

The net appreciation in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $2,988,000 for the fiscal year ended June 30, 2001, based primarily on an increase in the value of the Company's warrants to purchase Gray common stock, net of reductions in the values of the Company's interest rate swap agreement.

In the fiscal year ended June 30, 2000, the Company recognized an expense of $2,850,000 associated with the impairment in the value of the Company's investment in a warrant for Rawlings common stock. The determination to reduce the carrying value of the Company's investment in the Rawlings warrant was made based on management's assessment that the likelihood that the warrant would vest prior to its expiration date, in accordance with the present terms of the warrant, was remote. As a result of this assessment, management believes its ability to recover any of the carrying value of the investment in the warrant is remote.

In December 2000, Gray redeemed a portion of the Company's investment in Gray series A preferred stock for $5,000,000, resulting in a gain to the Company of $2,160,000.

As a result of Gray's issuance of shares of its class B common stock in October 1999 in connection with consideration paid in the acquisition of three television stations, the Company's common equity ownership of Gray was reduced from 16.9% to 13.1%, resulting in a pretax gain for the Company of $490,000 in the fiscal year ended June 30, 2000. This share issuance also reduced the Company's common equity voting power in Gray from 27.5% to 26.2%. There can be no assurance that such sales or such gains of a material nature will occur in the future.

As a result of accounting errors discovered by the Company in the financial statements of USA subsequent to the Host-USA Acquisition, the Company recorded a charge of $11,330,000 in December 1999, reflecting the extent to which USA's net tangible current assets as of the date of the Host-USA Acquisition were overstated. The errors resulted from inaccurate computations of prepaid costs and expenses, sponsor contract receivables and deferred revenue associated with the Company's (and prior to the Host-USA Acquisition, USA's) Affinity Events business.

Interest and dividend income of $810,000 and $958,000 for the fiscal years ended June 30, 2001 and 2000, respectively, was primarily derived from dividends paid on the Company's investment in Gray's series A and series B preferred stock. Dividend income decreased from the prior fiscal year due to the redemption by Gray of a portion of its series B preferred stock in December 2000. Interest expense was $11,545,000 and $8,746,000 for the fiscal years ended June 30, 2001 and 2000, respectively, increasing over the prior fiscal year due to increased borrowing in order to effect the Host-USA Acquisition in December 1999. During the fiscal years ended June 30, 2001 and 2000, the Company issued approximately 874,000 shares and 305,000 shares, respectively, of common stock to a director of the Company who personally guaranteed up to $100 million of the Company's debt under its bank credit agreement. The value of the shares issued, approximately $1,449,000 in fiscal 2001 and $1,219,000 in fiscal 2000, is amortized over one year, and approximately $1,262,000 and $610,000 is included in debt issue cost amortization for the fiscal years ended June 30, 2001 and 2000, respectively.

Other income for the fiscal years ended June 30, 2001 and 2000 consisted primarily of income from an option agreement with Gray whereby Gray has the right to acquire the Company's investment in Tarzian.

As of June 30, 2001, the Company had a net operating loss carryforward for tax purposes of approximately $30.3 million to reduce Federal taxable income in the future, an alternative minimum tax credit carryforward of $357,000 and a business credit carryforward of $142,000, to reduce regular Federal tax liabilities in the future. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill amortization and state income taxes, and in the fiscal year ended June 30, 2000 only, correction of purchase price. As of June 30, 2001, the Company had a net deferred tax asset of $9,312,000, primarily due to net operating loss carryforwards for federal tax purposes that expire beginning in 2018. The Company believes it will generate adequate taxable income from operations or the sale or other disposition of appreciated nonoperating assets in an amount sufficient to realize the deferred tax asset.

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

Equity in losses of affiliated companies, totaling $(910,000) and $(61,000) for the six months ended June 30, 1999 and 1998, respectively, included the Company's proportionate share of the aggregate earnings or losses of Gray, Host, Capital and Rawlings, and amortization charges totaling $462,000 and $304,000, respectively.

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

The Company's effective tax rate was 31.9% and 30.9% for the six months ended June 30, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 1998

Total revenue for 1998, representing consulting fees earned from services rendered to Gray in connection with Gray's acquisitions and dispositions, was $1,618,000. Operating expenses of $1,312,000 in 1998 represented a 26.3% increase from 1997, due primarily to an increase in professional fees of approximately $80,000, an increase in insurance costs of approximately $75,000 and an increase in travel expenses of approximately $66,000.

Equity in earnings (losses) of affiliated companies, totaling $6,337,000 in 1998, included the Company's proportionate share of the earnings of Gray, Host, Capital and Rawlings, net of amortization charges totaling $608,000. In 1998, Gray disposed of WALB-TV, its NBC affiliate in Albany, Georgia, fulfilling a Federal Communications Commission divestiture order. As a result of the gain on the disposition of WALB-TV, the Company's equity in Gray's earnings was favorably impacted by approximately $6.9 million.

In 1998, Gray redeemed a portion of the Company's investment in Gray series A preferred stock for $3,805,000, resulting in a gain to the Company of $1,680,000.

Interest and dividend income of $1,085,000 in 1998 was primarily derived from dividends paid on the Company's investment in Gray's series A and series B preferred stock. Interest expense, totaling $4,247,000 in 1998, was incurred primarily in connection with bank term loans, the proceeds of which were used to finance (a) the Company's investments in Gray, Host, Capital and USA during 1998; (b) the Company's investment in Rawlings; (c) the CodeWriter Acquisition in January 1998; and (d) the Company's investment in Total Sports in August 1998.

The Company's effective tax rate was 40.6% for the year ended December 31, 1998.

RESULTS OF DISCONTINUED OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001

Revenue from Datasouth's computer printer operations was $4,406,000 for the period July 1, 2000 to September 29, 2000, the date on which the operating business was sold to another computer printer company. Gross profit from printer operations was 23.2% for the period. Operating expenses associated with discontinued operations for the period July 1, 2000 to September 29, 2000 of $1,221,000 represent 27.7% or revenue. Estimated operating losses during the disposal period were accrued as of June 30, 2000 and included as a component of the estimated loss on the disposal of the discontinued segment. Under the terms of the sale, Datasouth continued to employ personnel and operate Datasouth's manufacturing and administration facility on behalf of the purchaser during a transition period subject to a transition services agreement. The purchaser reimbursed Datasouth for substantially all personnel and operating costs incurred during the transition period. The transition period terminated on June 30, 2001, at which time all remaining employees of Datasouth became employees of the purchaser.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue from Datasouth's computer printer operations of $24,959,000 for the fiscal year ended June 30, 2000, compared to $13,626,000 for the six months ended June 30, 1999, reflect a decline in sales to The Sabre Group, Inc., Datasouth's largest customer, to $4.2 million in fiscal 2000, compared to $2.8 million for the six months ended June 30, 1999. Short-term revenue trends in the Company's computer printer business fluctuated due to variable ordering patterns of large customers. Gross profit from printer operations was 24.8% for the fiscal year ended June 30, 2000 compared to 26.6% for the six months ended June 30, 1999, due to an increase in overhead costs per manufactured unit sold during the fiscal year resulting from a decline in manufactured unit volume, primarily caused by the decline in sales to Sabre.

Operating expenses associated with discontinued operations of $6,507,000 for the fiscal year ended June 30, 2000 represent 26.1% of revenue compared to 19.1% for the six months ended June 30, 1999. Operating expenses included non-cash goodwill amortization expense of $555,000 and $266,000 for the fiscal year ended June 30, 2000 and for the six months ended June 30, 1999, respectively.

The Company allocated an income tax benefit to the discontinued segment of $10,000 and $72,000 for the fiscal year ended June 30, 2000 and the six months ended June 30, 1999, respectively, representing an effective tax rate of 3.0% and 21.3%, respectively. The change was due entirely to the impact of nondeductible goodwill amortization in each period, as was the differences between the effective tax rate and the statutory federal tax rate of 34%.

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

Operating expenses associated with discontinued operations of $3,964,000 for the six months ended June 30, 1999 represented a 10.8% increase from the same period in 1998, due primarily to (a) a $181,000 increase in research and development costs attributable to software development activities for an airline ticket/boarding pass printer (the marketing rights for which were acquired in September 1998) and (b) expenses of $244,000 associated with the Company's European sales office established in October 1998. Operating expenses included non-cash goodwill amortization expense of $266,000 and $241,000 for the six months ended June 30, 1999 and 1998, respectively.

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

YEAR ENDED DECEMBER 31, 1998

Revenue from Datasouth's computer printer operations was $29,848,000 in 1998, including printer sales to Sabre of approximately $9.2 million. Gross profit from printer operations of 25.9% for 1998 was unfavorably impacted by (a) the costs incurred by the Company immediately following the CodeWriter Acquisition prior to the integration of manufacturing operations into the Company's existing product manufacturing facility, which decreased gross profit by 0.1% of revenue; and (b) an increase in freight costs and increases in inventory reserves, offset by some manufacturing overhead efficiencies gained as a result of higher unit volumes, which collectively reduced gross profit by 2.3% of revenue.

Operating expenses associated with discontinued operations of $7,282,000 in 1998 included (a) expenses of $245,000 associated with an increase in sales and marketing personnel attributable to the Company's expanded printer line; (b) expenses of $75,000 associated with the Company's European sales office opened in October 1998; (c) a $175,000 increase in advertising expenses relating to the introduction of new products in 1998; (d) an increase in personnel and administrative costs of $560,000 resulting from the CodeWriter Acquisition; and
(e) goodwill amortization expense and certain nonrecurring post-acquisition transition costs of $225,000 in 1998 associated with the CodeWriter Acquisition. Operating expenses included non-cash goodwill amortization expense of $488,000 in 1998 associated with the acquisition of Datasouth and the CodeWriter Acquisition.

The Company allocated an income tax provision to the discontinued segment of $255,000 for the year ended December 31, 1998, representing an effective tax rate of 75.9%. The difference between the effective tax rate and the federal statutory tax rate of 34% was due primarily to the impact of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities of continuing operations was $1,758,000 for the fiscal year ended June 30, 2001. In the fiscal year ended June 30, 2001, accounts receivable increased $1,409,000 primarily due to changes in the timing of billings for contracts in place as of June 30, 2001 compared to June 30, 2000; prepaid costs and expenses decreased $572,000 due to decreases in event management costs of the 2001 event tours compared to those during the 2000 event tours; and accounts payable and accrued expenses increased $4,271,000 due primarily to the deferred payment of certain operating expenses at June 30, 2001 compared to June 30, 2000. Interest payments increased to $11,907,000 for the fiscal year ended June 30, 2001 from $8,329,000 for the prior fiscal year due to an increase in long term debt resulting from the Host-USA Acquisition. During the fiscal year ended June 30, 2001, the Company received income tax refunds, net of payments, of $2,015,000, compared to income tax payments, net of refunds, of $397,000 in the prior fiscal year.

Cash used in operating activities of continuing operations was $117,000 for the fiscal year ended June 30, 2000. In the fiscal year ended June 30, 2000, accounts receivable and prepaid costs and expenses decreased $15,527,000 due to decreases (subsequent to the date of the Host-USA Acquisition) in prepaid costs under various contracts and accounts receivable, and accounts payable and accrued expenses decreased $11,585,000 due primarily to decreases (subsequent to the date of the Host-USA Acquisition) in the accruals for guaranteed rights payments and incurred unbilled costs under various contracts.

Cash used in operating activities of continuing operations was $1,120,000 for the six months ended June 30, 1999, compared to $1,388,000 for the same period in 1998, and cash used in operating activities of continuing operations was $2,091,000 for the year ended December 31, 1998. In the six months ended June 30, 1999, receivables, net of payables and accruals, decreased $898,000, compared to an increase of $90,000 in the six months ended June 30, 1999. In the year ended December 31, 1998, interest of $4,404,000 was paid and consulting fees of approximately $1.6 million were received.

Cash provided by operating activities of discontinued operations was $2,126,000 for the fiscal year ended June 30, 2001, reflecting a decrease in inventories prior to the sale of Datasouth in September 2000, and a decrease in accounts receivable, net of accounts payable and accrued expenses, during the period subsequent to the sale. Accounts receivable, accounts payable and certain accrued expenses were retained by the Company to be liquidated and were not included in the sale of the Datasouth assets. Cash provided by operating activities of discontinued operations was $676,000 for the fiscal year ended June 30, 2000, reflecting a decrease in accounts receivable and inventories, net of accounts payable and accrued expenses, of $376,000. Cash provided by operating activities of discontinued operations was $1,958,000 for the six months ended June 30, 1999, whereas cash used in operating activities of discontinued operations for the six months ended June 30, 1998 was $488,000, and was $533,000 for the year ended December 31, 1998. In the six months ended June 30, 1999, accounts receivable and inventories, net of payables and accruals, decreased $1,587,000, compared to an increase of $813,000 in the six months ended June 30, 1998. In the year ended December 31, 1998, accounts receivable and inventories, net of accounts payable and accrued expenses, increased $1,739,000.

In 1984, Host and the National Collegiate Athletic Association ("NCAA") initiated the NCAA Corporate Partner Program. Under this program, Host partners with an exclusive group of corporations to link their target markets to and implement promotions around the NCAA and its championship events through a variety of advertising and promotional opportunities. Host's current contract with the NCAA expires in 2002. In July 2001, Host executed an agreement with CBS Sports for the exclusive right to continue administering the NCAA Corporate Partner Program, along with other NCAA marketing programs, beginning in September 2002 and terminating in 2013. Guaranteed rights fee expense under the current NCAA contract was $16,167,000 for the fiscal year ended June 30, 2001, and will be $19,417,000 and $3,333,000 for the fiscal years ending June 30, 2002 and 2003, respectively. The guaranteed rights fee payable to CBS Sports for the initial contract year beginning September 1, 2002 will be $40 million, with gradual annual increases throughout the 11-year period of the contract, for an aggregate guaranteed rights fee of $575 million. The increase in rights fees, as compared to the Company's earlier NCAA agreement, primarily results from the increased marketing, licensing and media rights provided under the new contract with CBS Sports compared to the Company's earlier NCAA agreement.

The Company also commits under certain other contracts, which expire at varying times through 2005, to the payment of guaranteed rights fees. Future guaranteed rights fee commitments as of June 30, 2001 totaled approximately $38.3 million for the fiscal year ending June 30, 2002 and approximately $70 million over the term of such contracts.

Cash provided by investing activities of continuing operations was $2,695,000 for the fiscal year ended June 30, 2001, due primarily to Gray's redemption of $5,000,000 of its series B preferred stock owned by the Company, net of approximately $1.2 million paid by the Company to acquire certain operating assets. Cash used in investing activities of continuing operations for the fiscal year ended June 30, 2000 was $46,072,000, of which, $45,315,000 was associated with the Host-USA Acquisition.

Cash used in investing activities of continuing operations was $12,226,000 for the six months ended June 30, 1999, of which $10,000,000 was associated with the Company's investment in Tarzian, $1,000,000 was a result of an additional investment in Total Sports preferred stock and approximately $600,000 represented deferred acquisition costs of the Host-USA Acquisition. Cash used in investing activities of continuing operations was $5,043,000 for the six months ended June 30, 1998, of which $4,961,000 was associated with Company investments in Rawlings common stock.

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

Cash provided by investing activities of discontinued operations was $2,347,000 for the fiscal year ended June 30, 2001 as a result of cash provided by the sale of certain operating assets of Datasouth of approximately $2.4 million. Cash used in investing activities of discontinued operations was $642,000 for the fiscal year ended June 30, 2000; $323,000 and $2,231,000 for the six months ended June 30, 1999 and 1998, respectively; and $3,268,000 for the year ended December 31, 1998. Cash used for the CodeWriter Acquisition was $558,000 in the fiscal year ended June 30, 2000, $100,000 in the six months ended June 30, 1999 and approximately $2.0 million in the six months ended June 30, 1998, and approximately $2.3 million for the year ended December 31, 1998. Cash used for other acquisitions attributable to discontinued operations was $660,000 in the year ended December 31, 1998. Capital expenditures of discontinued operations for the fiscal years ended June 30, 2001 and 2000 were $4,000 and $84,000, respectively; $223,000 in each of the six months ended June 30, 1999 and 1998; and $353,000 for the year ended December 31, 1998.

Cash used in financing activities of continuing operations was $3,392,000 for the fiscal year ended June 30, 2001 resulted from net repayments on long term debt of approximately $5.7 million and the payment of debt issue costs of $718,000, less the aggregate proceeds of $3.0 million from the issuance by the Company of preferred stock to the Company's chairman of the board and companies affiliated with the Company's chairman. Cash provided by financing activities of continuing operations was $46,451,000 for the fiscal year ended June 30, 2000 as a result of borrowings utilized for the Host-USA Acquisition. Cash provided by financing activities of $11,976,000 for the six months ended June 30, 1999 was primarily as a result of financing the $10,000,000 investment in Tarzian in January 1999.

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

In connection with the Host-USA Acquisition, the Company entered into a credit agreement with a group of banks on December 17, 1999. As of June 30, 2001, the Company was not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of its bank credit agreement; however, the Company obtained a waiver of these events of default, and effective July 27, 2001 and as modified October 5, 2001, the Company and its lenders amended certain provisions of the credit agreement. As amended and restated, the Company's credit agreement provides for (a) two term loans for borrowings totaling $93,956,000, bearing interest at either the banks' prime rate plus 1.5% or the London Interbank Offered Rate ("LIBOR") plus 4.0%, requiring a minimum aggregate principal payment of $10,000,000 by October 15, 2001 and an additional $10,000,000 by December 1, 2001, with all amounts outstanding under the term loans due on July 1, 2002; and (b) a revolving loan commitment (the "Revolver") for maximum borrowings of $25,000,000 until December 1, 2001, $20,000,000 from December 1, 2001 until March 1, 2002 and $15,000,000 from March 1, 2002 until maturity on July 1, 2002, bearing interest at either the banks' prime rate plus 1.0% or LIBOR plus 3.5%. Borrowings under the Revolver are limited to an amount not to exceed 100% of eligible accounts receivable and such borrowings may include up to $15,100,000 in outstanding letters of credit. As of July 27, 2001, borrowings of $14,375,000 and letters of credit totaling $25,000 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $600,000 at that date.

In connection with the Company's bank credit facilities, the Company's chairman of the board entered into a guarantee agreement in favor of the banks, for which he received compensation from the Company during the fiscal years ended June 30, 2001 and 2000 in the form of 874,000 and 305,000 restricted shares of the Company's common stock valued at $1,449,000 and $1,219,000, respectively. In connection with the waiver and amendment on July 27, 2001, the chairman's personal guarantee of the Company's debt under its bank credit agreement was increased to $93,956,000, which was the amount outstanding under the two term loans as of that date. The guaranteed amount reduces dollar for dollar, subject to certain limitations, as the aggregate outstanding amount of the term loans is reduced. The guarantee agreement provides that if the Company defaults on its bank loan, the chairman will repay the amount of such loan to the banks up to the amount of his personal guarantee. The Company's investments in Gray and Tarzian serve as collateral for the guarantee, if and when the chairman is required to repay the amount of such loan.

Also in connection with the Host-USA Acquisition the Company issued subordinated notes on December 17, 1999, the Company issued subordinated notes bearing interest at 8% and having an aggregate face value of $18,594,000. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal is subordinate to the bank credit agreement. The new bank credit agreement and the subordinated notes provided the necessary financing for the Host-USA Acquisition, and refinanced all existing bank indebtedness of the Company, Host and USA.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000,000 of its outstanding long-term debt. The first agreement, terminating on December 31, 2002, involves the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000,000 notional amount upon which the payments are based. The second agreement, terminating on December 31, 2002 (or December 31, 2004, at the bank's option), involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. The estimated amount to be received on terminating the swap agreements as of June 30, 2001, if the Company elected to do so, was approximately $1,897,000.

Dividends on the series B preferred stock of Gray owned by the Company are payable in cash at an annual rate of $600 per share or, at Gray's option, payable in additional shares of series B preferred stock. During 1998, Gray redeemed 435.94 shares of its series B preferred stock owned by the Company, including 110.94 shares previously issued in-kind as dividends on the series B preferred stock, for a total of $3,805,000. On September 28, 2001, all shares of series A and series B preferred stock of Gray owned by the Company were sold to certain companies of which the Company's chairman of the board is an executive officer and/or principal stockholder.

The Company anticipates that its current working capital, funds available under its current credit facilities, quarterly cash dividends on the Gray equity securities owned by the Company, and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements, for at least the next 12 months. The Company's bank credit agreement requires a $10,000,000 principal payment by October 15, 2001 and an additional $10,223,000 principal payment by December 1, 2001. The Company has met the October 15, 2001 commitment as a result of principal payments totaling $10,323,000 having been made through October 12, 2001, of which, $6,803,000 was funded by the sale of the shares of Gray series A and series B preferred stock owned by the Company. The remainder of the principal payments due by December 1, 2001 are expected primarily to be paid from the proceeds from (a) the sale of certain investments held by the Company and/or (b) the issuance and sale of equity securities of the Company, which may include the Company's preferred stock. Although there can be no assurance that the Company will be able to effect the foregoing transactions or as to the terms thereof, the Company has had discussions with Gray and potential investors regarding these potential transactions. If the Company is unable to effect these transactions, it will be required to renegotiate or otherwise replace its current credit facility. Borrowings that remain outstanding under the existing credit facility will become due on July 1, 2002 and will require refinancing by the Company. The Company's capital expenditures are expected to total approximately $600,000 for the fiscal year ending June 30, 2002.

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

Based on the Company's debt profile as of each fiscal year end (or, alternatively, the six month period ended June 30, 1999 and 1998), a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $668,000 and $538,000 for the fiscal years ended June 30, 2001 and 2000, respectively; $216,000 and $254,000 for the six months ended June 30, 1999 and 1998, respectively; and $517,000 for the year ended December 31, 1998. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving effect to the Company's interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and options to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies (as described in Note 14 to the consolidated financial statements), a 10% change in the aggregate market value of such investments would increase or decrease such aggregate market value by approximately $7.7 million as of June 30, 2001 and $6.3 million as of June 30, 2000.

RECENTLY-ISSUED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." Although the Company is not required to adopt the new Statement until July 1, 2002, it currently intends to adopt the new Statement effective July 1, 2001. The Statement will require the Company to account for goodwill and other intangible assets differently, and in general, will not require the Company to amortize goodwill beginning July 1, 2001, but will require the Company to periodically assess the carrying value of goodwill and other intangibles for every business unit to determine if an impairment in value has occurred. The initial impairment test must be completed by December 31, 2001. If the test concludes that the carrying amount of goodwill and other intangible assets as of July 1, 2001 for any business unit acquired in the Host-USA Acquisition exceeds its net realizable value, the adoption of this Statement would result in a decrease in the Company's stockholders' equity and total assets effective July 1, 2001. If the test concludes that goodwill and other intangible assets have not been impaired, the Statement will have no cumulative effect on the Company's financial statements. Prospectively, excluding the effects of any potential impairment charge taken either the Company or Gray, the adoption of this Statement is expected to result in a reduction in amortization expense, and therefore an increase in operating profit, of approximately $3,500,000, increase equity in earnings of affiliates of approximately $1,500,000 and increase net income (or decrease net loss) by approximately $4,400,000 in the fiscal year ended June 30, 2002, compared to amounts that would otherwise be expected to be recorded.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's and Gray's leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iii) the Company's and Rawlings' businesses are seasonal; (iv) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (v) the Company's and Rawlings' businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; (vi) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; (vii) war or acts of terrorism or a continued domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorship and advertising sold by the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Rate and Market Rate Risk" in Item 7 "Management's Discussion and Analysis."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of Bull Run Corporation:

                                                                                    PAGE
                                                                                    ----
     Reports of Independent Accountants                                               29
     Consolidated Balance Sheets at June 30, 2001 and 2000                            31
     Consolidated Statements of Operations for the years ended June 30,
        2001 and 2000, the six months ended June 30, 1999 and June 30,
        1998 (unaudited), and the year ended December 31, 1998                        32
     Consolidated Statements of Stockholders' Equity for the years ended
        June 30, 2001 and 2000, the six months ended June 30, 1999 and
        the year ended December 31, 1998                                              33
     Consolidated Statements of Cash Flows for the years ended June 30,
        2001 and 2000, the six months ended June 30, 1999 and June 30,
        1998 (unaudited), and the year ended December 31, 1998                        34
     Notes to Consolidated Financial Statements                                       35
     Selected Quarterly Financial Data (Unaudited)                                    58

Report of Independent Auditors on the Consolidated Financial Statements of Gray
       Communications Systems, Inc. as of December 31, 2000 and for
       the year then ended                                                           F-1

Report of Independent Public Accountants on the Consolidated Financial
       Statements of Rawlings Sporting Goods Company, Inc. as of August 31,
       2001 and 2000, and for each of the three years in the period ended
       August 31, 2000                                                               F-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated balance sheet of Bull Run Corporation as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Gray Communications Systems, Inc. (a corporation in which the Company has a 13% interest), as of December 31, 2000 and for the year then ended, and the financial statements of Rawlings Sporting Goods Company, Inc. (a corporation in which the Company has a 10% interest), as of August 31, 2000 and for the year then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for the periods ended December 31, 2000 and August 31, 2000 included for Gray Communications Systems, Inc. and Rawlings Sporting Goods Company, Inc., respectively, is based solely on their reports.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull Run Corporation at June 30, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
October 12, 2001

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated balance sheet of Bull Run Corporation as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and 1998 and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull Run Corporation at June 30, 2000, and the consolidated results of its operations and its cash flows for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 2, the Company restated certain amounts previously reported as of June 30, 2000, and for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina
September 28, 2000, except for Note 4 as to which the date is July 26, 2001 and Notes 2 and 10 as to which the date is October 11, 2001

                              BULL RUN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                               JUNE 30,
                                                                                      ----------------------------
                                                                                        2001                2000
                                                                                      ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   2,637          $     619
   Accounts receivable, net of allowance of $545 and
      $1,155 as of June 30, 2001 and 2000, respectively                                  29,547             30,384
   Inventories                                                                              494                648
   Prepaid costs and expenses                                                             3,117              3,710
   Income taxes receivable                                                                4,626              3,148
   Deferred income taxes                                                                    121              3,516
   Net current assets of discontinued segment                                                                6,286
                                                                                      ---------          ---------
           Total current assets                                                          40,542             48,311
Property and equipment, net                                                               6,623              6,868
Investment in affiliated companies                                                       50,399             64,782
Goodwill                                                                                 57,862             64,506
Customer base and trademarks                                                             25,026             23,836
Deferred income taxes                                                                     9,191
Other assets                                                                             14,313              9,618
Net noncurrent assets of discontinued segment                                             2,582              4,385
                                                                                      ---------          ---------
                                                                                      $ 206,538          $ 222,306
                                                                                      =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                                $  20,590          $  10,000
   Accounts payable                                                                       6,060              2,690
   Accrued and other liabilities                                                         30,831             30,172
   Net current liabilities of discontinued segment                                           11
                                                                                      ---------          ---------
           Total current liabilities                                                     57,492             42,862
Long-term debt                                                                          107,693            122,794
Deferred income taxes                                                                                        1,518
Other liabilities                                                                         3,749              3,268
                                                                                      ---------          ---------
           Total liabilities                                                            168,934            170,442
                                                                                      ---------          ---------
Commitments and contingencies
Stockholders' equity:
   Series A preferred stock, $.01 par value (authorized 100 shares;
      issued and outstanding 3 shares; $3,000 aggregate
      liquidation value)                                                                  2,178
   Common stock, $.01 par value (authorized 100,000 shares; issued 36,526 and
      35,627 shares as of June 30, 2001 and
      2000, respectively)                                                                   365                356
   Additional paid-in capital                                                            78,380             76,123
   Treasury stock, at cost (542 shares)                                                  (1,393)            (1,393)
   Retained earnings (accumulated deficit)                                              (41,926)           (23,222)
                                                                                      ---------          ---------
           Total stockholders' equity                                                    37,604             51,864
                                                                                      ---------          ---------
                                                                                      $ 206,538          $ 222,306
                                                                                      =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands, except per share data)

                                                                  YEAR ENDED                 SIX MONTHS ENDED         YEAR ENDED
                                                                   JUNE 30,                      JUNE 30,             DECEMBER 31,
                                                           ------------------------      ------------------------     ------------
                                                              2001           2000           1999           1998           1998
                                                           ---------      ---------      ---------      ---------      ---------
                                                                                                       (UNAUDITED)
Revenue from services rendered                             $ 120,337      $  72,000      $     609      $     652      $   1,618
                                                           ---------      ---------      ---------      ---------      ---------
Operating costs and expenses:
   Direct operating costs of services rendered                81,421         49,437
   Selling, general and administrative                        38,527         21,891            693            691          1,312
   Amortization of acquisition intangibles                     4,267          2,602
                                                           ---------      ---------      ---------      ---------      ---------
                                                             124,215         73,930            693            691          1,312
                                                           ---------      ---------      ---------      ---------      ---------
     Operating income (loss)                                  (3,878)        (1,930)           (84)           (39)           306
Other income (expense):
   Equity in earnings (losses) of affiliated companies        (4,235)        (2,533)          (910)           (61)         6,337
   Gain on issuance of shares by affiliate                                      490
   Gain on disposition of preferred stock investment           2,160                                                       1,680
   Reduction in valuation of investment in affiliate          (8,956)        (2,850)
   Correction of purchase price allocation                                  (11,330)
   Net appreciation in value of derivative instruments         2,988
   Interest and dividend income                                  810            958            453            562          1,085
   Interest expense                                          (11,545)        (8,746)        (2,529)        (2,101)        (4,247)
   Debt issue cost amortization                               (2,410)          (953)
   Other income (expense)                                      1,254            832            218             (8)
                                                           ---------      ---------      ---------      ---------      ---------
     Income (loss) from continuing operations before
       income taxes and cumulative effect                    (23,812)       (26,062)        (2,852)        (1,647)         5,161
Income tax benefit (provision)                                 6,228          5,077            911            509         (2,094)
                                                           ---------      ---------      ---------      ---------      ---------
     Income (loss) from continuing operations before
       cumulative effect                                     (17,584)       (20,985)        (1,941)        (1,138)         3,067
Cumulative effect of accounting change, net of
       tax benefit of $687                                    (1,120)
                                                           ---------      ---------      ---------      ---------      ---------
     Income (loss) from continuing operations                (18,704)       (20,985)        (1,941)        (1,138)         3,067
Income (loss) on operations of discontinued
   segment, net of tax                                                         (317)          (266)           (92)            81
Estimated loss on disposal of discontinued segment,
   net of tax                                                                (6,522)
                                                           ---------      ---------      ---------      ---------      ---------
     Net income (loss)                                     $ (18,704)     $ (27,824)     $  (2,207)     $  (1,230)     $   3,148
                                                           =========      =========      =========      =========      =========
Earnings (loss) per share, basic:
        Income (loss) from continuing operations
          before cumulative effect adjustment              $   (0.50)     $   (0.72)     $   (0.09)     $   (0.05)     $    0.14
        Cumulative effect of accounting change                 (0.03)
        Income (loss) from discontinued segment                               (0.24)         (0.01)         (0.01)          0.00
                                                           ---------      ---------      ---------      ---------      ---------
        Net income (loss)                                  $   (0.53)     $   (0.96)     $   (0.10)     $   (0.06)     $    0.14
                                                           =========      =========      =========      =========      =========
Earnings (loss) per share, diluted:
        Income (loss) from continuing operations
          before cumulative effect adjustment              $   (0.50)     $   (0.72)     $   (0.09)     $   (0.05)     $    0.14
        Cumulative effect of accounting change                 (0.03)
        Income (loss) from discontinued segment                               (0.24)         (0.01)         (0.01)          0.00
                                                           ---------      ---------      ---------      ---------      ---------
        Net income (loss)                                  $   (0.53)     $   (0.96)     $   (0.10)     $   (0.06)     $    0.14
                                                           =========      =========      =========      =========      =========
Weighted average number of common shares outstanding:
   Basic                                                      35,307         29,044         22,330         22,098         22,189
   Diluted                                                    35,307         29,044         22,330         22,098         23,182


The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                                          RETAINED
                                                         COMMON STOCK          ADDITIONAL                  EARNINGS         TOTAL
                                      PREFERRED     ----------------------      PAID-IN      TREASURY   (ACCUMULATED   STOCKHOLDERS'
                                       STOCK         SHARES        AMOUNT       CAPITAL       STOCK        DEFICIT)       EQUITY
                                      --------      --------      --------     --------      --------      --------      --------

BALANCES, JANUARY 1, 1998                             22,583      $    226     $ 20,800      $ (3,188)     $  3,661      $ 21,499

   Issuance of treasury stock                                                       555         1,945                       2,500
   Purchase of treasury stock                                                                    (150)                       (150)
   Exercise of stock options                             202             2           23                                        25
   Net income                                                                                                 3,148         3,148
                                                    --------      --------     --------      --------      --------      --------

BALANCES, DECEMBER 31, 1998                           22,785           228       21,378        (1,393)        6,809        27,022

   Exercise of stock options                             198             2          462                                       464
   Net loss                                                                                                  (2,207)       (2,207)
                                                    --------      --------     --------      --------      --------      --------

BALANCES, JUNE 30, 1999                               22,983           230       21,840        (1,393)        4,602        25,279

   Issuance of common stock                           11,992           120       44,657                                    44,777
   Issuance of nonqualified stock
     options                                                                      8,700                                     8,700
   Exercise of stock options                             652             6          776                                       782
   Tax benefit from exercise of
     nonqualified stock options                                                     150                                       150
   Net loss                                                                                                 (27,824)      (27,824)
                                                    --------      --------     --------      --------      --------      --------

BALANCES, JUNE 30, 2000                               35,627           356       76,123        (1,393)      (23,222)       51,864

   Issuance of preferred stock and
     common stock warrants            $  2,178                                      822                                     3,000
   Issuance of common stock                              874             9        1,440                                     1,449
   Exercise of stock options                              25             0           17                                       17
   Tax expense from exercise of
     nonqualified stock options                                                     (22)                                      (22)
   Net loss                                                                                                 (18,704)      (18,704)
                                      --------      --------      --------     --------      --------      --------      --------

BALANCES, JUNE 30, 2001               $  2,178        36,526      $    365     $ 78,380      $ (1,393)     $(41,926)     $ 37,604
                                      ========      ========      ========     ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BULL RUN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                               YEARS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,        YEAR ENDED
                                                                           --------------------    -------------------- DECEMBER 31,
                                                                             2001        2000        1999        1998        1998
                                                                           --------    --------    --------    --------    --------
                                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $(18,704)   $(27,824)   $ (2,207)   $ (1,230)   $  3,148
   Loss (income) from discontinued segment                                                6,839         266          92         (81)
   Adjustments to reconcile net income (loss) to net cash used in continuing operations:
   Cumulative effect of accounting change                                     1,120
   Other expense (income) derived from investment in affiliates, net          6,796       2,423                              (1,680)
   Net appreciation in value of derivative instruments                       (2,988)
   Correction of purchase price allocation                                               11,330
   Provision for bad debts                                                      576         267
   Depreciation and amortization                                              8,438       4,669          17          17          35
   Equity in (earnings) losses of affiliated companies                        4,235       2,533         910          61      (6,337)
   Deferred income taxes                                                     (5,594)     (5,347)       (981)       (363)      2,471
   Accrued preferred stock dividend income                                      (78)                               (150)       (175)
   Change in operating assets and liabilities:
      Accounts receivable                                                    (1,409)     12,497         860        (280)        (64)
      Inventories                                                               185         270
      Prepaid costs and expenses                                                572       3,030         (25)        (33)
      Accounts payable and accrued expenses                                   4,271     (11,585)         38         370         230
      Deferred income and other long-term liabilities                           822         781           2         128         362
                                                                           --------    --------    --------    --------    --------
Net cash used in continuing operations                                       (1,758)       (117)     (1,120)     (1,388)     (2,091)
Net cash provided by (used in) discontinued operations                        2,126         676       1,958        (488)       (533)
                                                                           --------    --------    --------    --------    --------
Net cash provided by (used in) operating activities                             368         559         838      (1,876)     (2,624)
                                                                           --------    --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (1,383)     (1,146)        (10)
Investment in affiliated companies                                             (223)                (11,623)     (5,071)     (8,812)
Proceeds on sale of investment                                                  330         267
Acquisition of businesses, net of cash acquired                              (1,232)    (45,315)       (674)
Redemption of preferred stock investment                                      5,000                                           3,805
Other investing activities                                                      203         122          81          28         121
                                                                           --------    --------    --------    --------    --------
Net cash provided by (used in) continuing operation investing activities      2,695     (46,072)    (12,226)     (5,043)     (4,886)
Net cash provided by (used in) discontinued operation investing activities    2,347        (642)       (323)     (2,231)     (3,268)
                                                                           --------    --------    --------    --------    --------
Net cash provided by (used in) investing activities                           5,042     (46,714)    (12,549)     (7,274)     (8,154)
                                                                           --------    --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable and revolving lines of credit                  23,625      32,702      18,648       8,466      18,798
Repayments on notes payable and revolving lines of credit                   (18,450)    (33,698)     (7,988)     (8,146)    (19,418)
Proceeds from long-term debt                                                             95,000       1,352       7,625       9,815
Repayments on long-term debt                                                (10,866)    (47,165)       (500)       (864)     (1,536)
Debt issue costs                                                               (718)     (1,170)
Exercise of stock options                                                        17         782         464          17          25
Issuance of preferred stock and common stock warrants                         3,000
Repurchase of common stock                                                                                           (2)       (150)
                                                                           --------    --------    --------    --------    --------
Net cash provided by (used in) continuing operation financing activities     (3,392)     46,451      11,976       7,096       7,534
Net cash provided by discontinued operation financing activities                                                  2,500       3,160
                                                                           --------    --------    --------    --------    --------
Net cash provided by (used in) financing activities                          (3,392)     46,451      11,976       9,596      10,694
                                                                           --------    --------    --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2,018         296         265         446         (84)
Cash and cash equivalents, beginning of year                                    619         323          58         142         142
                                                                           --------    --------    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  2,637    $    619    $    323    $    588    $     58
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

                              BULL RUN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)


1. DESCRIPTION OF BUSINESS

Bull Run Corporation ("Bull Run," and collectively with its subsidiaries, the "Company") provides media and marketing services to universities, athletic conferences and various associations and, in addition, market, and operate, amateur participatory sporting events through its wholly owned subsidiary, Host Communications, Inc. ("Host"). Effective December 17, 1999, Bull Run acquired the capital stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by Bull Run (the "Host-USA Acquisition"). Effective July 1, 2000, USA was merged into Host.

In July 2000, the Company made a strategic decision to sell the computer printer manufacturing business segment operated by its wholly owned subsidiary, Datasouth Computer Corporation ("Datasouth"). Datasouth is reported as a discontinued operation (see Note 5).

The Company also holds significant investments in sports and media companies, including Gray Communications Systems, Inc. ("Gray"), an owner and operator of 13 television stations, four daily newspapers and other media and communications businesses; Sarkes Tarzian, Inc. ("Tarzian"), owner and operator of two television stations and four radio stations; Rawlings Sporting Goods Company, Inc. ("Rawlings"), a leading supplier of team sports equipment in North America; and iHigh, Inc. ("iHigh"), a company developing a network of Internet web sites focused on high school sports and activities.

Effective June 30, 1999, Bull Run changed its fiscal year end from December 31 to June 30. All amounts appearing in the consolidated financial statements and accompanying notes for the six months ended June 30, 1998 are unaudited.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.


2. RESTATEMENT OF FINANCIAL STATEMENTS

In September 2001, the Company became aware that certain gains reported by the Company in the year ended December 31, 1996 and the fiscal year ended June 30, 2000, in connection with the issuance of common stock by Gray, were not calculated as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 51. The calculations failed to consider the fact that the carrying value of the investment in Gray exceeded the Company's allocable share of Gray's underlying equity. In October 2001, the Company also became aware that certain transactions involving the redemption of the Company's investment in Gray preferred stock in the year ended December 31, 1998 and the fiscal year ended June 30, 2001 resulted in previously unreported gains, and the cumulative effect of an accounting change as of July 1, 2001 was inaccurately reported. These errors resulted from the Company's failure to allocate any cost to the detachable warrants to acquire Gray common stock acquired in 1996 with the Gray preferred stock, allocating instead, all of the acquisition cost to the Gray preferred stock. In addition, a similar adjustment was made by Gray which decreased (increased) Gray's income (loss) available to common stockholders in Gray's fiscal years ended December 31, 1998 and

2000. These adjustments by Gray changed the Company's equity in Gray's net results for the Company's fiscal years ended December 31, 1998 and June 30, 2001. As a result, the accompanying consolidated financial statements as of and for the fiscal year ended June 30, 2000 and all information presented herein for all fiscal periods prior to the year ended June 30, 2000 have been restated for the correction of these errors.

The errors did not affect the Company's previously reported revenues, operating income (loss), current assets or current liabilities. A comparison of the Company's consolidated results of operations and financial position prior to and following the restatement is set forth below:

                                                                           SIX MONTHS ENDED
                                                       YEAR ENDED              JUNE 30,                YEAR ENDED
                                                        JUNE 30,       -------------------------      DECEMBER 31,
                                                          2000            1999            1998            1998
                                                        --------       ---------       ---------       ---------
                                                                                      (unaudited)
PREVIOUSLY REPORTED:
  Equity in earnings (losses) of affiliates             $ (2,698)      $    (997)      $    (146)      $   6,734
  Gain on issuance of shares by affiliate                  2,492
  Gain on disposition of preferred stock investment                                                            0
  Income tax benefit (provision)                           4,368             944             542          (1,599)
  Income (loss) from continuing operations               (19,857)         (1,995)         (1,190)          2,279
  Net income (loss)                                      (26,696)         (2,261)         (1,282)          2,360
  Earnings (loss) per share - basic:
    Income (loss) from continuing operations            $  (0.68)      $   (0.09)      $   (0.05)      $    0.10
    Net income (loss)                                   $  (0.92)      $   (0.10)      $   (0.06)      $    0.11
  Earnings (loss) per share - diluted:
    Income (loss) from continuing operations            $  (0.68)      $   (0.09)      $   (0.05)      $    0.10
    Net income (loss)                                   $  (0.92)      $   (0.10)      $   (0.06)      $    0.10

RESTATED:
  Equity in earnings (losses) of affiliates             $ (2,533)      $    (910)      $     (61)      $   6,337
  Gain on issuance of shares by affiliate                    490
  Gain on disposition of preferred stock investment                                                        1,680
  Income tax benefit (provision)                           5,077             911             509          (2,094)
  Income (loss) from continuing operations               (20,985)         (1,941)         (1,138)          3,067
  Net income (loss)                                      (27,824)         (2,207)         (1,230)          3,148
  Earnings (loss) per share - basic:
    Income (loss) from continuing operations            $  (0.72)      $   (0.09)      $   (0.05)      $    0.14
    Net income (loss)                                   $  (0.96)      $   (0.10)      $   (0.06)      $    0.14
  Earnings (loss) per share - diluted:
    Income (loss) from continuing operations            $  (0.72)      $   (0.09)      $   (0.05)      $    0.14
    Net income (loss)                                   $  (0.96)      $   (0.10)      $   (0.06)      $    0.14

                                                  PREVIOUSLY
                                                   REPORTED        RESTATED
                                                  ----------      ---------
AS OF JUNE 30, 2000:
  Investment in affiliated companies              $  77,935       $  64,782
  Other assets                                        2,714           9,618
  Deferred income tax asset (liability), net           (408)          1,998
  Total assets                                      228,555         222,306
  Retained earnings (accumulated deficit)           (19,379)        (23,222)
  Stockholders' equity                               55,707          51,864

The amounts presented in the Company's consolidated statements of stockholders' equity for retained earnings and total stockholders' equity as of January 1, 1998 were previously reported to be $7,218 and $25,056, respectively.

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

REVENUE RECOGNITION AND RIGHTS FEE EXPENSES - Revenue from services are recognized as the services are rendered. Corporate sponsor license fee revenue that is not related to specific events is recognized ratably over the term of the sponsorship. In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized ratably over the term specified in the contract. The Company's contractual arrangements with associations or institutions may also involve net profit sharing arrangements ("profit splits") based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split.

BARTER TRANSACTIONS - The Company provides advertising and licensing rights to certain customers or sub-licensees in exchange for services. The estimated fair value of the services to be received is recognized as accounts receivable and deferred revenue. As these services are used, an amount is charged to operating expense. Advertising revenue is recognized as the advertising is used by the customer and license fee revenue is recognized ratably over the term of the sub-license agreement. Net revenues included approximately $2,400 and operating expenses include approximately $2,500 for barter transactions for the year ended June 30, 2001. Net revenues included approximately $1,800 and operating expenses included approximately $1,100 for barter transactions for the year ended June 30, 2000. The Company had no barter transactions prior to the year ended June 30, 2000.

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

The Company has a significant amount of revenue generated from sub-licensing National Collegiate Athletic Association ("NCAA") corporate sponsorship rights to major corporations. The Company's current contract with the NCAA, which gives the Company the sole rights to sub-license NCAA corporate partners, expires August 31, 2002. In July 2001, the Company entered in to a new agreement with CBS Sports under which the same sub-licensing rights

(among other rights) will be sub-licensed from CBS Sports for the period September 1, 2002 through 2013. Approximately 26% of the Company's revenues from continuing operations for the year ended June 30, 2001 and approximately 36% of the Company's revenues from continuing operations for the year ended June 30, 2000 arose from sub-licensing NCAA corporate sponsor rights. Accounts receivable included approximately $10,537 and $9,286 as of June 30, 2001 and 2000, respectively, due from NCAA corporate sponsors.

INVENTORIES - Inventories, stated at cost, consist primarily of materials and supplies associated with the Company's printing operations.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less depreciation computed on the straight-line method over the estimated useful life of the asset, generally from three to 10 years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset. Depreciation expense for continuing operations was $1,650 and $1,054 for the years ended June 30, 2001 and 2000, respectively; $2 for each of the six months ended June 30, 1999 and 1998; and $4 for the year ended December 31, 1998. Depreciation expense for discontinued operations was $76 for the year ended June 30, 2001; $426 in the year ended June 30, 2000; $219 and $332 in the six months ended June 30, 1999 and 1998, respectively; and $588 for the year ended December 31, 1998.

INVESTMENT IN AFFILIATED COMPANIES - The Company accounts for its investments in Gray, Rawlings, iHigh and prior to December 17, 1999, Host and Capital, by the equity method, and its investment in Quokka Sports, Inc. ("Quokka," which was initially an investment in Total Sports, Inc., prior to the sale of Total Sports to Quokka in September 2000), Tarzian and prior to the date of the Host-USA Acquisition, USA, by the cost method. The unamortized difference between the Company's carrying value of the investment and the Company's allocable share of the affiliate's underlying equity of the Company's equity method investments, totaling approximately $14,100 and $15,200 as of June 30, 2001 and 2000, respectively, was amortized over 10 to 40 years until June 30, 2001, and such amortization (totaling $684 and $699 in the years ended June 30, 2001 and 2000, respectively, $462 and $304 in the six months ended June 30, 1999 and 1998, respectively, and $608 in the year ended December 31, 1998) resulted in a reduction in the Company's equity in earnings of affiliated companies. Effective July 1, 2001, the Company intends to adopt Financial Accounting Standards Board Statement No. 142, "Accounting for Goodwill and Other Intangible Assets," ("FASB Statement No. 142") which eliminates the requirement to amortize the excess of the Company's investment over the underlying equity of the Company's equity method investments; therefore, as a result of the proposed adoption by the Company of FASB Statement No. 142 effective July 1, 2001, no such amortization will be recorded subsequent to June 30, 2001.

The Company has accounted for its investments in Host (prior to the date of the Host-USA Acquisition) and Rawlings by the equity method on a six-month and one-month lag basis, respectively.

The Company recognizes a gain or loss on the issuance of shares by an investee company resulting in dilution of the Company's interest in the investee. The gain or loss is determined based on the difference between (a) the Company's post-issuance allocable share of the investee's underlying equity, as compared to the Company's allocable share of the investee's underlying equity immediately prior to the issuance, and (b) a pro rata reduction of the unamortized difference between the Company's carrying value of the investment and the Company's allocable share of the investee's underlying equity immediately prior to the issuance. Deferred taxes are provided on recognized gains or losses.

GOODWILL AND OTHER LONG-LIVED ASSETS - Goodwill and purchased intangibles (i.e., customer relationships and trademarks) associated with the Company's acquisition of Host, USA and Capital were amortized over 20 years until June 30, 2001. Accumulated amortization of acquisition intangibles was $6,867 and $2,602 as of June 30, 2001 and 2000, respectively, including $4,885 and $1,939 associated with goodwill, respectively. In accordance with FASB Statement No. 142, the Company does not expect to amortize FASB unamortized amount of goodwill and trademarks beginning July 1, 2001, assuming the Company adopts FASB Statement No. 142 effective July 1, 2001, but the Company would be required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. Assuming adoption of FASB Statement No. 142 effective July 1, 2001, the initial impairment test must be completed by December 31, 2001. If the test concludes that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition exceeds its net realizable value, there would be a decrease in goodwill and/or trademarks and a decrease in stockholders' equity effective July 1, 2001. If the test concludes that goodwill and trademarks have not been impaired, the adoption of FASB Statement No. 142 will have no cumulative effect on the Company's financial statements. The value assigned to customer relationships will continue to be amortized over 20 years.

INCOME TAXES - Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized.

STOCK-BASED COMPENSATION - Except for stock options granted to former Host and USA optionholders in connection with the Host-USA Acquisition, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," no compensation expense is recognized for such grants. The value of stock options issued by the Company in connection with the Host-USA Acquisition, having an exercise price which was less than the fair value of the shares of Bull Run common stock as of the date of the Host-USA Acquisition, was included as a component of the Host-USA Acquisition price (see Note 4).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, as of July 1, 2000, the Company recognizes all derivatives, which include the value of interest rate swap agreements and the value of the Company's warrants to purchase Gray common stock, on the balance sheet at fair value. The Company's adoption of this Statement resulted in a decrease in Stockholders' Equity and Total Assets of $1,120 as of July 1, 2000, and resulted in net appreciation in the value of its derivatives of $2,988 for the year ended June 30, 2001.

EARNINGS (LOSS) PER SHARE - Basic earnings per share excludes any dilutive effects of stock options. In periods where they are anti-dilutive, dilutive effects of stock options are excluded from the calculation of dilutive earnings
(loss) per share.


4. HOST-USA ACQUISITION

Aggregate consideration paid in connection with the Host-USA Acquisition (net of cash acquired) was approximately $116,900, which included common stock (totaling 11,687 shares) and stock options (for 2,819 shares of common stock) valued at approximately

$52,300, 8% subordinated notes having a face value of approximately $18,600, cash (net of approximately $9,700 in cash acquired) of $44,800 and transaction expenses of approximately $1,200.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the date of the Host-USA Acquisition, the financial results of Host, USA and Capital have been consolidated with those of the Company. Effective July 1, 2000, USA was merged into Host. The Host-USA Acquisition has been accounted for under the purchase method of accounting, whereby the assets and liabilities of the acquired businesses have been included as of December 17, 1999 based on an allocation of the purchase price. The excess of the purchase price over assets acquired (i.e., goodwill) of approximately $62.7 million has been amortized on a straight-line basis over 20 years.

The estimated fair values of assets and liabilities acquired are summarized as follows:


Receivables                                      $  42,218
Inventories                                            918
Prepaid costs and expenses                           6,740
Income taxes receivable                              3,689
Property and equipment                               7,112
Investment in affiliated companies                  11,320
Goodwill                                            62,747
Customer base and trademarks                        24,500
Deferred income taxes                                2,738
Other assets                                         1,075
Current liabilities assumed                        (42,862)
Other liabilities assumed                             (330)
                                                 ---------
                                                   119,865
Less: Investment in Host, Capital and USA
  immediately prior to the acquisition             (14,339)
                                                 ---------
                                                   105,526
Purchase price in excess of fair value of
  assets and liabilities acquired                   11,330
                                                 ---------
                                                 $ 116,856
                                                 =========

Subsequent to the Host-USA Acquisition, the Company discovered errors in the financial statements of USA at the acquisition date. These errors involved an overstatement of net current assets as of the acquisition date of $11,330. The errors were a result of incorrect computations of prepaid costs and expenses, sponsor contract receivables and deferred revenues associated with the Company's (and prior to the Host-USA Acquisition, USA's) Affinity Events business. As a result, the Company recorded an expense of $11,330 in December 1999, reflecting the extent to which USA's net current assets as of the date of the Host-USA Acquisition were overstated.

As a result of the anticipated reorganization immediately following the Host-USA Acquisition, the Company accrued approximately $195 for costs to close certain duplicative office facilities and accrued approximately $1,500 in severance costs for approximately 50 terminated employees of the acquired companies, primarily in the Collegiate Marketing and Production Services and the Affinity Events business segments. These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee terminations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of Host and USA. Although the Company has effected the planned reduction and relocation of employees, it has not yet completed consolidation of its facilities. Through June 30, 2001, the Company had charged $1,307 (which consisted of cash expenditures) against the reserve, and the accrual for future costs to be incurred was $388 as of June 30, 2001.

Pro forma operating results, assuming the Host-USA Acquisition had been consummated as of January 1, 1998 would have been as follows:

                                       YEAR ENDED    SIX MONTHS ENDED      YEAR ENDED
                                        JUNE 30,          JUNE 30,        DECEMBER 31,
                                          2000              1999              1998
                                       ---------         ---------         ---------
                                      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)

Net revenue                            $ 129,711         $  53,974         $ 113,289
Operating loss                            (3,317)           (9,898)           (4,315)
Loss from continuing operations          (14,952)          (10,922)           (5,186)
Net loss                                 (21,791)          (10,922)           (5,186)

Loss per share:
   Basic                               $   (0.63)        $   (0.32)        $   (0.15)
   Diluted                             $   (0.63)        $   (0.32)        $   (0.15)

The pro forma operating loss includes amortization of acquisition intangibles of $4,545 for the years ended June 30, 2000 and December 31, 1998, and $2,318 for the six months ended June 30, 1999. The pro forma results do not include the $11,330 expense related to the overstatement of net current assets acquired from USA. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.


5. DISCONTINUED OPERATION

The Company consummated the sale of Datasouth's computer printer manufacturing operation on September 29, 2000. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements.

The loss on the sale of Datasouth of $6,522, including a $350 pretax provision for operating losses during the disposal period, were combined with Datasouth's operating results and presented as discontinued operations in the financial statements for the year ended June 30, 2000. Certain of the proceeds to be realized on the sale of Datasouth's assets are deferred over a period through and including September 2002. To the extent actual proceeds during this period differ from the estimates that are reported as of June 30, 2001, such differences will be reported as discontinued operations in future periods. Proceeds from the sale were used to reduce outstanding debt under the Company's bank credit agreement. Transaction expenses of the sale were less than $100.

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current assets are presented net of current liabilities and noncurrent assets are presented net of noncurrent liabilities. As of June 30, 2000, net noncurrent assets were reduced by a provision for estimated loss on the disposal of discontinued operations of $7,419.

The following is a summary of assets and liabilities of these discontinued operations:

                                                               JUNE 30,
                                                       -----------------------
                                                        2001             2000
                                                       -------         -------
Current assets:
    Accounts receivable, net                           $   168         $ 3,166
    Inventories                                                          5,501
    Other current assets                                                   328
Current liabilities:
    Accounts payable and accrued expenses                 (179)         (2,709)
                                                       -------         -------
                                                       $   (11)        $ 6,286
                                                       =======         =======

Noncurrent assets:
    Property, plant and equipment, net of
      accumulated depreciation                         $   700         $ 2,254
    Goodwill                                                             7,419
    Other assets                                             4              38
    Deferred income taxes                                1,878           2,093
    Provision for estimated loss on disposal of
      discontinued operations                                           (7,419)
                                                       -------         -------
                                                       $ 2,582         $ 4,385
                                                       =======         =======

The following summarizes revenues and operating results from these discontinued operations:

                                              YEAR ENDED                   SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,                 YEAR ENDED
                                       ------------------------         -------------------------       DECEMBER 31,
                                         2001            2000             1999             1998             1998
                                       --------        --------         --------         --------         --------
                                                                                        (unaudited)

Revenue from printer operations        $  4,406        $ 24,959         $ 13,636         $ 14,157         $ 29,848
Income (loss) from operations                 0            (326)            (338)             (56)             464

Revenue from printer operations for the year ended June 30, 2001 represented revenue generated from July 1, 2000 to September 29, 2000, the date Datasouth was sold. No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, which remain with the Company after the disposal of Datasouth.

6. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                              YEARS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,               YEARS ENDED
                                                       -------------------------        ------------------------       DECEMBER 31,
                                                         2001             2000            1999            1998             1998
                                                       --------         --------        --------        --------         --------
                                                                                                       (unaudited)

Interest paid                                          $ 11,907         $  8,323        $  2,346        $  2,050         $  4,404
Income taxes paid (recovered), net                       (2,015)             397               3                              (25)

Noncash investing and financing activities:
  Treasury stock issued in business acquisition                                                            2,500            2,500
  Common stock and stock options issued in
     Host-USA Acquisition                                                 52,258
  Issuance of subordinated notes in Host-USA
     Acquisition                                                          18,594
  Issuance of common stock in connection with
    debt issuance costs                                   1,449            1,219

7. INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies consists of the following:

                            JUNE 30, 2001           JUNE 30, 2000
                        --------------------    ---------------------
AFFILIATE                AMOUNT     VOTING %     AMOUNT      VOTING %
---------               -------     --------    -------      --------
Gray common             $24,515      26.1%      $26,352       26.2%
Gray preferred            3,738                   6,552
Tarzian                  10,000      33.5%       10,000       33.5%
Rawlings                  8,184      10.1%        8,071       10.2%
Quokka                        0       1.2%
Total Sports                                      7,151       10.6%
iHigh                     2,802      35.1%        5,416       35.1%
Other                     1,160                   1,240
                        -------                 -------
           Total        $50,399                 $64,782
                        =======                 =======

Equity in earnings (losses) of affiliated companies consists of the following:

                          YEARS ENDED                   SIX MONTHS ENDED
                            JUNE 30,                        JUNE 30,              YEAR ENDED
                    -----------------------         -----------------------       DECEMBER 31,
AFFILIATE             2001            2000            1999            1998           1998
---------           -------         -------         -------         -------         -------
                                                                  (unaudited)
Gray                $(1,661)        $(1,661)        $  (670)        $  (370)        $ 5,730
Rawlings                113          (1,770)            164             501             237
iHigh                (2,614)           (706)
Host                                    492            (149)            (53)            124
Capital                               1,091            (255)           (139)            246
Other                   (73)             21
                    -------         -------         -------         -------         -------
       Total        $(4,235)        $(2,533)        $  (910)        $   (61)        $ 6,337
                    =======         =======         =======         =======         =======

INVESTMENT IN GRAY AND GAIN ON ISSUANCE OF COMMON SHARES - As of June 30, 2001, the Company owned approximately 13.0% of Gray's outstanding common stock, shares of series A and series B preferred stock having an aggregate face value of $6,803 and warrants to purchase additional shares of Gray's class A and class B common stock. In September 2001, the Company sold its shares of Gray series A and series B preferred stock for $6,803 to certain companies of which the Company's chairman of the board is an executive officer and/or principal stockholder, the proceeds from which were used to reduce the Company's long term debt. Gray is a communications company that operates 13 network affiliated television stations, four daily newspapers, and other media properties. Certain executive officers of the Company are also executive officers of Gray.

In October 1999, Gray acquired three television stations for consideration that included 3,436 shares of Gray's class B common stock valued at approximately $49,500. As a result of such issuance, the Company's common equity ownership of Gray was reduced from 16.9% to 13.1% (resulting in a reduction in the Company's voting interest in Gray from 27.5% to 26.2%). As a result of this dilution, the Company recognized a $490 pretax gain on Gray's issuance of shares in the year ended June 30, 2000. In July 1998, Gray disposed of a television station and recognized an after-tax gain of approximately $43,000 in connection with the disposition. As a result, the Company's equity in Gray's earnings was favorably impacted by approximately $6,900 in 1998.

The Company provides consulting services to Gray from time to time in connection with Gray's acquisitions (including acquisition financing) and dispositions. As a result of the Company's 13.0% equity investment in Gray, approximately 13.0% of the consulting fees charged to Gray is deferred and recognized as consulting fee income over 40 years. The Company recognized consulting fee income from Gray of $24 and $1,311 for the years ended June 30, 2001 and 2000, respectively; $609 and $652 for the six months ended June 30, 1999 and 1998, respectively; and $1,618 for the year ended December 31, 1998 for services rendered in connection with certain of Gray's acquisitions and dispositions. As of June 30, 2001 and 2000, income from additional consulting fees of $674 and $699, respectively, has been deferred and will be recognized as Gray amortizes intangible assets associated with its acquisitions.

Until it was sold on September 28, 2001, the Company owned all of the outstanding shares of Gray's series A preferred stock entitling the holder thereof to annual cumulative cash dividends of $800 per share, payable quarterly, and 50% of Gray's series B preferred stock entitling the holder thereof to annual cumulative dividends of $600 per share, payable quarterly. Dividends on the series B preferred stock were payable in cash or in additional shares of series B preferred stock, at Gray's option. Total dividend income on Gray series A and B preferred stock recognized by the Company was $695 and $905 for the years ended June 30, 2001 and 2000, respectively; $452 and $550 for the six months ended June 30, 1999 and 1998, respectively; and $1,072 for the year ended December 31, 1998. Gray redeemed series A preferred stock held by the Company during the year ended June 30, 2001 at its redemption value of $5,000, and series B preferred stock during the year ended December 31, 1998 at its redemption value of $3,805, resulting in gains of $2,160 and $1,680, respectively.

In connection with the Company's purchases of Gray's series A and series B preferred stock in 1996, the Company acquired warrants to purchase up to 731 shares of Gray's class A common stock at $11.92 per share and warrants to purchase up to 375 shares of Gray's class A common stock at $16.00 per share. All of the warrants owned by the Company to purchase 1,106 shares of Gray's class A common stock are fully vested and exercisable, and all such warrants expire in 2006. The Company's warrants for 100 shares of Gray's class B common stock are described under "Investment in Tarzian" below. The aggregate carrying value of all warrants, amounting to $10,116 and $6,904 as of June 30, 2001 and 2000, respectively, are included in "other assets". Gray's class A and class B common stock is publicly traded on The New York Stock Exchange (symbols: GCS and GCS.B, respectively). The aggregate market value of Gray common stock owned by the Company was $38,593 on June 30, 2001 and $19,913 on June 30, 2000, based on the closing price per share as quoted on The New York Stock Exchange as of those dates.

INVESTMENT IN TARZIAN - In January 1999, the Company acquired shares of the outstanding common stock of Tarzian for $10,000. The acquired shares represented 33.5% of the total outstanding common stock of Tarzian as of June 30, 2001, both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represents 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian filed a complaint with the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the seller to purchase the shares from the seller prior to the Company's purchase of the shares, and requests judgment providing that the seller be required to sell the shares to Tarzian. The Company believes that a binding contract between Tarzian and the seller did not exist prior to the Company's purchase of the shares, and in any case, the Company's purchase agreement with the seller provides that in the event that a court of competent jurisdiction awards title to a person or entity other than the Company, the purchase agreement is rescinded, and the seller is required to pay the Company the full $10,000 purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana.

In March 1999, the Company executed an option agreement with Gray, whereby Gray has the option of acquiring the Tarzian investment from the Company for $10,000, plus related costs. In addition, Gray agreed to pay the Company a finder's fee of $1,000. Gray has the ability to extend the option period in 30-day increments at a fee of $67 per 30-day extension, and as of June 30, 2001, has extended this option period through December 31, 2001. The Company recognized option and finders fee income from Gray of $1,289 and $810 for the years ended June 30, 2001 and 2000, respectively, and $222 for the six months ended June 30, 1999. As of June 30, 2001 and 2000, option and finder fee income of $747 and $152, respectively, has been deferred as a result of the Company's 13.0% equity investment position in Gray, and will be recognized as Gray records expense associated with these fees.

The Company received from Gray warrants to acquire 100 shares of Gray's class B common stock at $13.625 per share, in connection with the option agreement. The warrants will vest immediately upon Gray's exercise of the option. The warrants expire 10 years following the date on which Gray exercises its option.

INVESTMENT IN RAWLINGS - In November 1997, the Company entered into an Investment Purchase Agreement with Rawlings (the "Purchase Agreement"), a supplier of team sports equipment based near St. Louis, Missouri. Pursuant to the Purchase Agreement, the Company acquired warrants to purchase approximately 10% of Rawlings' common stock, and has the right, under certain circumstances, to acquire additional warrants. The Company's total cost to purchase the warrants pursuant to this agreement (excluding the additional warrants) was $2,842. Fifty percent of the purchase price, or $1,421, was paid to Rawlings upon execution of the Purchase Agreement in November 1997. The remaining fifty percent, plus interest at 7% per annum from November 21, 1997 until the date of payment, is payable by the expiration date of the warrants, which is November 21, 2001. Based on the conditions for vesting of the warrants, the Company's management believes that it is highly unlikely that the warrants will vest prior to their expiration date. During the year ended June 30, 2000, the Company reduced the book value of its investment in the Rawlings warrants to zero,recognizing a $2,850 expense. Under the terms of the Purchase Agreement, the Company also acquired approximately 10.3% (representing 10.1% as of June 30, 2001) of Rawlings' outstanding common stock in the open market from November 1997 through January 1998. The Company has two members on Rawlings' board of directors, which currently has a total of eight members.

The Company and Rawlings also entered into a Standstill Agreement, which, among other things, provides that, for a specified period, the Company will be restricted in acquiring additional shares of Rawlings' common stock or participating in certain types of corporate events relating to Rawlings, including proxy contests and tender offers, subject to certain exceptions. Pursuant to a Registration Rights Agreement, Rawlings has also granted the Company rights to have shares issuable upon the exercise of the warrants (and additional warrants, if any) registered under the Securities Act of 1933 under certain circumstances.

In its fiscal quarter ended May 31, 2000, Rawlings recognized an after tax charge of $12,800 associated with its decision to sell its Vic hockey business. As a result, the Company's pretax equity in losses of Rawlings was negatively impacted in the year ended June 30, 2000 by approximately $1,300.

Rawlings' common stock is publicly traded on the Nasdaq Stock Market. The aggregate market value of Rawlings common stock owned by the Company was $3,726 and $5,437 on June 30, 2001 and 2000, respectively, based on the closing price per share as quoted on the Nasdaq Stock Market as of those dates.

INVESTMENT IN QUOKKA / TOTAL SPORTS - In 1998, the Company acquired shares of Total Sports series C convertible preferred stock for $2,500. In January 1999, the Company invested an additional $1,000 for shares of series C1 convertible preferred stock. In December 1999 in connection with the Host-USA Acquisition, the Company acquired Total Sports common stock owned by Host valued at $3,651.

In November 2000, Total Sports was sold to Quokka. In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. Quokka's common stock was publicly traded on the Nasdaq Stock Market until April 2001, when Quokka announced its intention to seek protection under the Federal Bankruptcy Code and soon thereafter, ceased all operations. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the fair market value of the Quokka common stock received in the exchange, recognizing a pretax loss of approximately $6,200 as of the effective date of the exchange. In March 2001, the Company further reduced the book value of its investment in Quokka to zero, recording an additional non-cash charge of approximately $1,800. Quokka operated a sports-oriented web site and provided web site services for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations.

INVESTMENT IN IHIGH - In connection with the Host-USA Acquisition, the Company acquired 39.4% (currently, approximately 35.1%) of the then outstanding common stock of iHigh valued at $6,122 as of the acquisition date.

INVESTMENTS IN HOST, USA AND CAPITAL - Prior to the Host-USA Acquisition, the Company was effectively Host's largest stockholder, owning directly or indirectly approximately 32.5% of Host common stock and 51.5% of Host preferred stock. The Company's indirect ownership of Host's common stock and Host's preferred stock was owned by Capital, in which the Company owned 51.5% of the common stock. The Company and Host together were the largest stockholders of USA, with the Company owning approximately 3% of USA capital stock and Host owning approximately 33.8% of USA capital stock. Capital's assets consisted solely of investments in Host common stock and all of Host 8% series B preferred stock.

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

SUMMARIZED AGGREGATE FINANCIAL INFORMATION (unaudited) -

The aggregate financial position of affiliated companies accounted for by the equity method (reflecting Gray, combined with iHigh and certain other equity investments as of June 30, 2001 and 2000, combined with Rawlings as of May 31, 2001 and 2000) is as follows:

                                      JUNE 30,
                              ------------------------
                                2001            2000
                              --------        --------

Current assets                $117,644        $124,272
Property and equipment          75,616          90,124
Total assets                   731,131         769,437
Current liabilities             92,510         100,099
Long-term debt                 372,520         382,434
Total liabilities              546,771         568,274
Stockholders' equity           184,360         201,163

The aggregate operating results of affiliated companies accounted for by the equity method (reflecting Gray for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998; combined with iHigh and certain other equity investments for the years ended June 30, 2001 and 2000; combined with Rawlings for the years ended May 31, 2001 and 2000, the six months ended May 31, 1999 and 1998, and the year ended November 30, 1998) is as follows:

                                      YEARS ENDED                     SIX MONTHS ENDED
                                        JUNE 30,                            JUNE 30,                 YEAR ENDED
                              ---------------------------         ---------------------------       DECEMBER 31,
                                 2001              2000              1999              1998             1998
                              ---------         ---------         ---------         ---------        ---------
Operating revenue             $ 343,309         $ 331,087         $ 170,443         $ 168,068        $ 301,513
Income from operations           29,170            26,052            16,358            24,353           35,788
Net income (loss)               (12,122)          (25,500)             (276)            5,500           45,760

Due to aggregate cumulative net losses reported by affiliated companies during the period in which the Company has had its investment in each affiliate, there are no aggregate undistributed earnings of investments accounted for by the equity method as of June 30, 2001.

8. PROPERTY AND EQUIPMENT

The Company's property and equipment consist of the following:

                                                       JUNE 30,
                                                 --------------------
                                                  2001          2000
                                                 ------        ------

Land                                             $  448        $  448
Building                                            962           950
Leasehold and building improvements                 851           560
Machinery & equipment                             2,598         2,274
Office furniture and equipment                    4,166         3,700
                                                 ------        ------
                                                  9,025         7,932
Accumulated depreciation and amortization         2,402         1,064
                                                 ------        ------
                                                 $6,623        $6,868
                                                 ======        ======


9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

                                                        JUNE 30,
                                                ----------------------
                                                  2001          2000
                                                -------        -------

Incurred unbilled costs                         $ 3,156        $ 2,279
Guaranteed rights fees and profit splits          7,583          6,879
Deferred income                                  16,889         15,581
Interest                                          1,040          1,030
Other                                             2,163          4,403
                                                -------        -------
                                                $30,831        $30,172
                                                =======        =======


10. LONG-TERM DEBT AND NOTES PAYABLE

In connection with the Host-USA Acquisition, the Company entered into a credit agreement with a group of banks on December 17, 1999, as modified in 2000 and 2001. As most recently amended and restated on July 27, 2001 and October 5, 2001, the Company's credit agreement provides for (a) two term loans for borrowings totaling $93,956, bearing interest at either the banks' prime rate plus 1.5% or the London Interbank Offered Rate ("LIBOR") plus 4.0% payable monthly, requiring a minimum aggregate principal payment of $10,000 by October 15, 2001 and an additional $10,000 by December 1, 2001, with all amounts outstanding under the term loans due on July 1, 2002; and (b) a revolving loan commitment (the "Revolver") for maximum borrowings of up to $25,000 until December 1, 2001, $20,000 from December 1, 2001 until March 1, 2002 and $15,000 from March 1, 2002 until maturity on July 1, 2002, bearing interest, payable monthly, at either the banks' prime rate plus 1.0% or LIBOR plus 3.5%. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of minimum profitability thresholds determined quarterly. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies. Borrowings under the Revolver are limited to an amount not to exceed 100% of eligible accounts receivable and such borrowings may include up to $15,100 in outstanding letters of credit. As of July 27, 2001, borrowings of $14,375 and letters of credit totaling $25 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $600 at that date. As of June 30, 2001, the Company was not in compliance with certain financial covenants and other provisions considered to be events of default under the terms of its bank credit agreement; however, the Company obtained waivers of these events of default, and effective July 27, 2001, and as further modified October 5, 2001, the Company and its lenders amended the credit agreement to include the aforementioned provisions.

As of June 30, 2001, borrowings of $24,375 and letters of credit totaling $25 were outstanding under the Revolver, and borrowings of $84,134 were outstanding under the Term Loans. As of June 30, 2001, all borrowings under the Term Loans were subject to the banks' prime rate-based rate of 7.75% and all borrowings under the Revolver were subject to the banks' prime rate-based rate of 7.25%.

As of June 30, 2000, borrowings of $19,200 and letters of credit totaling $3,835 were outstanding under the Revolver, and borrowings of $95,000 were outstanding under the Term Loans. As of June 30, 2000, borrowings totaling $99,900 under the Term Loans and the Revolver were subject to a LIBOR-based rate of 9.31% and borrowings of $14,300 were subject to the banks' prime rate of 9.5%.

In connection with the Company's bank credit facilities, the Company's chairman of the board entered into a guarantee agreement in favor of the banks, for which he received compensation from the Company during the years ended June 30, 2001 and 2000 in the form of 874,000 and 305,000 restricted shares of the Company's common stock valued at $1,449 and $1,219, respectively. In connection with the waiver and amendment in July 2001, the chairman's personal guarantee of the Company's debt under its bank credit agreement was increased from $75,000 to $93,956, which was the amount outstanding under the two term loans as of that date. The guaranteed amount reduces dollar for dollar, subject to certain limitations, as the aggregate outstanding amount of the term loans is reduced. The guarantee agreement provides that if the Company defaults on its bank loan, the chairman will repay the amount of such loan to the banks up to the amount of his personal guarantee. The Company's investments in Gray and Tarzian serve as collateral for the guarantee, if and when the chairman is required to repay the amount of such loan.

Also in connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8% and having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. In connection with the acquisition of certain business operations, the Company also issued subordinated notes in September 2000, bearing interest at 9%, having an aggregate face value of $1,180, due in annual installments of $590 with interest in each of the years ended June 30, 2002 and 2003. Payment of interest and principal on all of the subordinated notes is subordinate to the Company's bank credit agreement.

The Company is a party to two interest rate swap agreements, which effectively modify the interest characteristics of $45,000 of its outstanding long-term debt. The first agreement, terminating on December 31, 2002, involves the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, terminating on December 31, 2002 (or December 31, 2004, at the bank's option), involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt.

11. INCOME TAXES

The Company's income tax benefit (provision) attributable to continuing operations consists of the following:

                        YEAR ENDED                  SIX MONTHS ENDED
                          JUNE 30,                      JUNE 30,              YEAR ENDED
                  -----------------------        ----------------------       DECEMBER 31,
                    2001            2000           1999           1998            1998
                  -------         -------        -------        -------         -------
                                                              (UNAUDITED)
Current:
   Federal        $               $              $              $               $
   State                             (271)
                                  -------
                                     (271)
Deferred            6,228           5,348            911            509          (2,094)
                  -------         -------        -------        -------         -------
                  $ 6,228         $ 5,077        $   911        $   509         $(2,094)
                  =======         =======        =======        =======         =======

The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

                                                    YEAR ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,            YEAR ENDED
                                                ------------------          ------------------      DECEMBER 31,
                                                 2001         2000           1999         1998          1998
                                                -----        -----          -----        -----         ----
                                                                                      (UNAUDITED)
Federal statutory tax rate                       34.0 %       34.0 %         34.0 %       34.0 %        34.0 %
Non-deductible goodwill amortization             (6.0)        (3.3)
Correction of purchase price allocation                      (14.8)
State income taxes, net of federal
     benefit                                      2.0          1.4
Other, net                                       (3.8)         2.1           (2.1)        (3.1)         6.6
                                                -----        -----          -----        -----         ----
Effective tax rate                               26.2 %       19.4 %         31.9 %       30.9 %       40.6 %
                                                =====        =====          =====        =====         ====

Deferred tax liabilities (assets) associated with continuing operations are comprised of the following:

                                                              JUNE 30,
                                                     -------------------------
                                                       2001              2000
                                                     --------         --------

Prepaid costs and expenses                           $    397         $    668
Investment in affiliated companies                                       4,471
Property and equipment                                    608              749
Valuation of derivative financial instruments           1,933
Other, net                                                                 841
                                                     --------         --------
   Gross deferred tax liabilities                       2,938            6,729
                                                     --------         --------
Allowance for doubtful accounts                          (204)            (809)
Investment in affiliated companies                       (194)
Accrued expenses                                         (338)            (727)
Deferred income                                          (714)            (570)
Nonqualified stock options outstanding                 (1,395)          (1,293)
Net operating loss carryforward                        (8,913)          (4,838)
Alternative Minimum Tax credit carryforward              (357)            (490)
Other, net                                               (135)
                                                     --------         --------
   Gross deferred tax assets                          (12,250)          (8,727)
                                                     --------         --------
   Total deferred tax liability (asset), net         $ (9,312)        $ (1,998)
                                                     ========         ========

Income (loss) on the operations of the discontinued segment is presented net of a tax (provision) benefit of $0, $10, $72, $(36) and $(255) for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998, respectively. The loss on disposal of the discontinued segment for the year ended June 30, 2000 is presented net of an income tax benefit of $1,247.

As of June 30, 2001, the Company has a net operating loss carryforward for tax purposes of approximately $30,300 expiring beginning in 2018 to reduce Federal taxable income in the future. The Company also has as of June 30, 2001 an Alternative Minimum Tax credit carryforward of $357, and a business credit carryforward of $142, to reduce regular Federal tax liabilities in the future.


12. PREFERRED STOCK

The Company issued shares of its series A preferred stock in June 2001 to the Company's chairman of the board and companies of which the chairman is an executive officer and/or principal stockholder. The preferred stock includes detachable warrants to purchase 1,304 shares of the Company's common stock for $2.30 per share. Of these warrants, 783 were vested upon issuance, with the remaining warrants vesting in five equal annual installments commencing June 30, 2002, providing the preferred stock remains outstanding. The holder of the preferred stock is entitled to receive dividends at an annual rate of $90.00 per share in cash, except that, until the second anniversary of the date of issuance of the preferred stock, the Company may, at its option, pay such dividends in cash or in additional shares of preferred stock. The liquidation and redemption price of the preferred stock is $1,000 per share.


13. STOCK OPTIONS

The Company's 1994 Long Term Incentive Plan (the "1994 Plan") reserves 7,200 shares of Company common stock for issuance of stock options, restricted stock awards and stock appreciation rights. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from five to ten years. In connection with the Host-USA Acquisition, options for an aggregate of 2,819 exercisable shares were granted to former holders of options for Host and USA shares, at exercise prices ranging from $.34 to $4.06 per share. As of June 30, 2001 and 2000, there were 1,221 and 2,207 shares available for future option grants under the 1994 Plan, respectively.

The Company's Non-Employee Directors' 1994 Stock Option Plan (the "1994 Directors' Plan") reserves 350 shares of the Company's common stock for issuance of stock options. Options under the 1994 Directors' Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors' Plan were 150 as of June 30, 2001 and 160 as of June 30, 2000.

Information with respect to the Company's stock option plans follows:

                                                     OPTION          OPTION
                                                     SHARES        PRICE RANGE
                                                     ------       -------------

OUTSTANDING AS OF JANUARY 1, 1998                     1,882       $0.75 - $2.68
  Grants                                                 50       $3.19 - $4.38
  Exercised                                            (254)      $0.88 - $0.96
                                                       -----
OUTSTANDING AS OF DECEMBER 31, 1998                   1,678       $0.75 - $4.38
  Grants                                                 50           $3.69
  Exercised                                            (198)      $0.88 - $2.68
                                                       -----
OUTSTANDING AS OF JUNE 30, 1999                       1,530       $0.75 - $4.38
  Grants                                              3,004       $0.34 - $4.25
  Exercised                                            (652)      $0.34 - $4.06
  Forfeited                                             (24)      $2.31 - $2.41
                                                        ----
OUTSTANDING AS OF JUNE 30, 2000                       3,858       $0.34 - $4.38
  Grants                                              1,360       $1.35 - $2.06
  Exercised                                             (25)          $0.69
  Forfeited                                            (364)      $0.69 - $4.06
                                                       -----
OUTSTANDING AS OF JUNE 30, 2001                       4,829       $0.34 - $4.38
                                                     ======
                             EXERCISABLE AS OF:
                              DECEMBER 31, 1998       1,387       $0.75 - $4.38
                                  JUNE 30, 1999       1,363       $0.75 - $4.38
                                  JUNE 30, 2000       3,594       $0.34 - $4.38
                                  JUNE 30, 2001       3,359       $0.34 - $4.38


The weighted average per share fair value of options granted was $.83 for the year ended June 30, 2001, $1.85 for the year ended June 30, 2000, $1.98 for the six months ended June 30, 1999, and $1.59 for the year ended December 31, 1998. As of June 30, 2001, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life was as follows: 75 exercisable shares at $.75 per share, expiring in 1.3 years; 526 exercisable shares at $.88 per share, expiring in 3.0 years; 150 exercisable shares at $1.50 per share, expiring in 3.3 years; 80 exercisable shares at $2.44 per share, expiring in 4.8 years; 45 exercisable shares at $2.40 per share, expiring in 5.5 years; 35 exercisable shares at $3.77 per share, expiring in 7.0 years; 60 shares at $3.73 per share expiring in 7.7 years (40 shares of which were exercisable); 2,341 exercisable shares at $1.00 per share expiring in 4.4 years; 175 shares at $4.25 per share expiring in 8.8 years (57 shares of which were exercisable); and 1,342 shares at $1.49 per share expiring in 8.4 years (10 shares of which were exercisable).

Pro forma net income and earnings per share required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 5.49%, dividend yield of 0.0%, a weighted average volatility factor of .472, and a weighted average expected life for the options of 6.8 years. Had compensation cost been measured based on the fair value based accounting of FAS 123, net income (loss) would have been $(18,901), or $(.54) per share (basic and diluted), for the year ended June 30, 2001; $(27,974), or $(.96) per share (basic and diluted), for the year ended June 30, 2000; $(2,249), or $(.10) per share (basic and diluted), for the six months ended June 30, 1999; and $3,012, or $.14 per share and $.13 per share (basic and diluted, respectively), for the year ended December 31, 1998. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until the year ended June 30, 2001.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregate fair value of the Company's investment in affiliated companies was approximately $77,000, compared to the carrying value of $50,399, as of June 30, 2001, and $63,000, compared to the carrying value of $64,782, as of June 30, 2000. The estimate of fair value was based on, in the case of publicly-traded Gray and Rawlings, quoted market prices on The New York Stock Exchange and the Nasdaq Stock Market as of June 30, 2001 and 2000; in the case of Tarzian, acquisition cost; in the case of Total Sports as of June 2000, the estimated value of Quokka shares to be received in the merger of Total Sports and Quokka; and in the case of iHigh, the value attributed to iHigh at the date of the Host-USA Acquisition less the Company's equity in iHigh's net losses since the Host-USA Acquisition; and management estimates.

The fair value of the Company's interest rate swap agreements, having an aggregate notional amount of $45,000 as of June 30, 2001 and 2000, is recognized in the financial statements effective July 1, 2000 as a result of the adoption of FAS 133 (see "Derivative Instruments and Hedging Activities" in Note 3). The estimated amount to be received (paid) on terminating the swap agreements, if the Company had elected to do so, was approximately $(1,897) and $511 as of June 30, 2001 and 2000, respectively. The aggregate fair value of warrants to acquire the common stock of Gray was $10,116 and $4,586 as of June 30, 2001 and 2000, respectively, compared to the carrying value of $10,116 and $6,904, respectively. The fair value of the warrants were determined based on a Black-Scholes option pricing model as of June 30, 2000 and an independent appraisal as of June 30, 2001.

All other financial instruments, including cash, cash equivalents, receivables, payables and variable rate bank debt are estimated to have a fair value which approximates carrying value in the financial statements.

15. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                              YEAR ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,               YEAR ENDED
                                                       --------------------------      --------------------------     DECEMBER 31,
                                                          2001            2000            1999            1998            1998
                                                       ----------      ----------      ----------      ----------      ----------
                                                                                                       (UNAUDITED)
Income (loss) from continuing operations
   before cumulative effect of accounting change       $  (17,584)     $  (20,985)     $   (1,941)     $   (1,138)     $    3,067
Cumulative effect of accounting change                     (1,120)
                                                       ----------      ----------      ----------      ----------      ----------
Income (loss) from continuing operations                  (18,704)        (20,985)         (1,941)         (1,138)          3,067
Income (loss) from discontinued operations                                 (6,839)           (266)            (92)             81
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss)                                      $  (18,704)     $  (27,824)     $   (2,207)     $   (1,230)     $    3,148
                                                       ==========      ==========      ==========      ==========      ==========

Weighted average number of common shares
   outstanding for basic earnings (loss) per share         35,307          29,044          22,330          22,098          22,189
Effect of dilutive employee stock options                                                                                     993
                                                       ----------      ----------      ----------      ----------      ----------
Adjusted weighted average number of common
   shares and assumed conversions for diluted
   earnings (loss) per share                               35,307          29,044          22,330          22,098          23,182
                                                       ==========      ==========      ==========      ==========      ==========

Basic earnings (loss) per share:
Income (loss) from continuing operations
   before cumulative effect of accounting change       $    (0.50)     $    (0.72)     $    (0.09)     $    (0.05)     $     0.14
Cumulative effect of accounting change                      (0.03)
                                                       ----------      ----------      ----------      ----------      ----------
Income (loss) from continuing operations                    (0.53)          (0.72)          (0.09)          (0.05)           0.14
Loss from discontinued operations                                           (0.24)          (0.01)          (0.01)           0.00
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss)                                      $    (0.53)     $    (0.96)     $    (0.10)     $    (0.06)     $     0.14
                                                       ==========      ==========      ==========      ==========      ==========

Diluted earnings (loss) per share:
Income (loss) from continuing operations
   before cumulative effect of accounting change       $    (0.50)     $    (0.72)     $    (0.09)     $    (0.05)     $     0.14
Cumulative effect of accounting change                      (0.03)
                                                       ----------      ----------      ----------      ----------      ----------
Income (loss) from continuing operations                    (0.53)          (0.72)          (0.09)          (0.05)           0.14
Loss from discontinued operations                                           (0.24)          (0.01)          (0.01)           0.00
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss)                                      $    (0.53)     $    (0.96)     $    (0.10)     $    (0.06)     $     0.14
                                                       ==========      ==========      ==========      ==========      ==========

The number of potentially dilutive employee stock options not considered above because they were anti-dilutive was 1,813 and 1,831 shares for the years ended June 30, 2001 and 2000, respectively; and 927 shares and 1,084 shares for the six months ended June 30, 1999 and 1998, respectively.


16. RETIREMENT PLANS

The Company has three 401(k) defined contribution benefit plans, whereby employees of the Company may contribute a portion of their gross pay to the plan subject to limitations set forth by the Internal Revenue Service. The Company may make matching and/or discretionary contributions to the employees' accounts in amounts based on criteria set forth in the plan agreements. Total Company contributions to the plans were $1,163 and $349 for the years ended June 30, 2001 and 2000 (including contributions made to the Host and USA plans subsequent to the date of the Host-USA Acquisition), $163 and $140 for the six months ended June 30, 1999 and 1998, respectively, and $252 for the year ended December 31, 1998.


17. COMMITMENTS AND CONTINGENCIES

The Company is obligated under its contract with the NCAA expiring August 31, 2002 to issue an irrevocable letter of credit in contractually determined amounts to guarantee the Company's payments to the NCAA for each contract period. The Company arranges for insurance companies to issue performance bonds on behalf of the Company in lieu of a portion of the irrevocable letter of credit as part of the guarantee to the NCAA. As of June 30, 2001, there was a $5,000 performance bond issued for the benefit of the NCAA and no outstanding letters of credit. The letter of credit contractual requirement for the contract year ending August 31, 2002 is $20,000. In July 2001, the Company announced that it had reached an agreement with CBS Sports for the exclusive right to administer the NCAA Corporate Partner Program, along with other NCAA marketing programs, beginning in September 2002 and expiring in 2013. The new agreement with CBS Sports likewise requires the Company to issue an irrevocable letter of credit to guarantee each of the Company's annual guaranteed rights fee payments to CBS Sports. The guaranteed rights fee for the initial year of the contract is $40,000, with gradual annual increases throughout the 11-year period of the contract, for an aggregate guaranteed rights fee of $575,000. The increase in rights fees, as compared to the Company's earlier NCAA agreement, primarily results from the increased marketing, licensing and media rights provided under the new contract with CBS Sports compared to the earlier NCAA agreement.

The Company commits under certain other contracts, which expire at varying times through 2005, to the payment of guaranteed rights fees. Future guaranteed rights fee commitments as of June 30, 2001 totaled approximately $38,300 for the fiscal year ending June 30, 2002 and approximately $70,000 over the term of such contracts.

Bull Run's executive offices are leased from a company affiliated with a principal stockholder and director of the Company under an operating lease expiring in December 2002. Host and USA have various operating leases for facilities and equipment expiring in 2001 through 2006. The Company's total rental expense was $2,505 and $1,843 for the years ended June 30, 2001 and 2000, respectively, $226 and $263 for the six months ended June 30, 1999 and 1998, respectively, and $481 for the year ended December 31, 1998. The minimum annual rental commitments under these and other leases with an original lease term exceeding one year are $2,498, $1,866, $1,409, $1,215 and $1,213 for the years ending June 30, 2002, 2003, 2004, 2005 and 2006, respectively, and $1,279 thereafter.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant effect on the Company's consolidated financial position or results of operations.

18. SEGMENT DATA (UNAUDITED)

Following the Host-USA Acquisition, the Company had four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily includes services rendered in connection with college athletics ("Collegiate Marketing and Production Services"); (b) event management and marketing services ("Affinity Events"); (c) association management services ("Affinity Management Services"); and (d) consulting services ("Consulting"). A fifth business segment, associated with computer printer manufacturing and related sales and services, has been classified as a discontinued segment. Information for each of the Company's segments associated with continuing operations is presented below. Operating results for the Collegiate Marketing and Production Services, Affinity Events and Affinity Management Services segments presented for the year ended June 30, 2000 only include results for the period December 17, 1999 (the date of the Host-USA Acquisition) through June 30, 2000.

                                                       YEARS ENDED             SIX MONTHS ENDED
                                                        June 30,                   June 30,              YEAR ENDED
                                              ------------------------      -----------------------     December 31,
                                                 2001           2000          1999            1998           1998
                                              ---------      ---------      ---------      ---------      ---------

Net revenues, continuing
    operations:
  Collegiate Marketing and
      Production Services                     $  85,019      $  54,443      $              $              $
  Affinity Events                                24,177         11,312
  Affinity Management Services                   11,117          4,934
  Consulting                                         24          1,311            609            652          1,618
                                              ---------      ---------      ---------      ---------      ---------
                                              $ 120,337      $  72,000      $     609      $     652      $   1,618
                                              =========      =========      =========      =========      =========

Operating income (loss):
  Collegiate Marketing and
      Production Services                     $   4,795      $   4,354      $              $              $
  Affinity Events                                (3,837)        (2,551)
  Affinity Management Services                    1,681            568
  Consulting                                         24          1,311            609            652          1,618
  Amortization of acquisition
    intangibles                                  (4,267)        (2,602)
  Unallocated general and
    administrative costs                         (2,274)        (3,010)          (693)          (691)        (1,312)
                                              ---------      ---------      ---------      ---------      ---------
                                              $  (3,878)     $  (1,930)     $     (84)     $     (39)     $     306
                                              =========      =========      =========      =========      =========

                                                     YEAR ENDED         SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,         YEAR ENDED
                                                 -----------------     ------------------   DECEMBER 31,
                                                  2001       2000       1999       1998        1998
                                                 ------     ------     ------     -------     -------
Depreciation expense, continuing operations:
  Collegiate Marketing and
      Production Services                        $  901     $  692     $          $           $
  Affinity Events                                   634        176
  Affinity Management Services                      109        181
  Unallocated general and
    administrative costs                              6          5          2           2           4
                                                 ------     ------     ------     -------     -------
                                                 $1,650     $1,054     $    2     $     2     $     4
                                                 ======     ======     ======     =======     =======

Capital expenditures, continuing operations:
  Collegiate Marketing and
      Production Services                        $  647     $  910     $          $           $
  Affinity Events                                   656         47
  Affinity Management Services                       77        182
  Unallocated general and
    administrative expenditures                       3          7         10
                                                 ------     ------     ------     -------     -------
                                                 $1,383     $1,146     $   10     $     0     $     0
                                                 ======     ======     ======     =======     =======

                                                          JUNE 30,
                                                   ---------------------
                                                     2001         2000
                                                   --------     --------

Total assets, continuing operations:
  Collegiate Marketing and Production Services     $ 27,852     $ 31,811
  Affinity Events                                    11,499        7,151
  Affinity Management Services                        7,603        9,917
  Investments in affiliated companies                50,399       64,782
  Goodwill, customer base and trademarks             82,888       88,342
  Net assets of discontinued segment                  2,582       10,671
  Other                                              23,715        9,632
                                                   --------     --------
                                                   $206,538     $222,306
                                                   ========     ========

                               SUPPLEMENTARY DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (Dollars and shares in thousands, except per share amounts)

                                                                         QUARTERS ENDED
                                                        --------------------------------------------------
                                                      SEPTEMBER 30, DECEMBER 31,    MARCH 31,     JUNE 30,
                                                          2000          2000          2001          2001
                                                        --------      --------      --------      --------
Revenue from services rendered                          $ 23,983      $ 35,905      $ 35,645      $ 24,804
Operating income (loss)                                   (3,947)        2,180        (1,136)         (975)
Income (loss) from continuing operations
   before cumulative effect of accounting change          (5,710)          (33)       (5,726)       (6,115)
Cumulative effect of accounting change                    (1,120)
Income (loss) from continuing operations                  (6,830)          (33)       (5,726)       (6,115)
Income (loss) from discontinued operations                     0             0             0             0
Net income (loss)                                         (6,830)          (33)       (5,726)       (6,115)
Income (loss) from continuing operations before
  cumulative effect per share:
    Basic                                               $  (0.16)     $  (0.00)     $  (0.16)     $  (0.17)
    Diluted                                             $  (0.16)     $  (0.00)     $  (0.16)     $  (0.17)
Income (loss) from continuing operations per share:
    Basic                                               $  (0.19)     $  (0.00)     $  (0.16)     $  (0.17)
    Diluted                                             $  (0.19)     $  (0.00)     $  (0.16)     $  (0.17)
Earnings (loss) per share:
    Basic                                               $  (0.19)     $  (0.00)     $  (0.16)     $  (0.17)
    Diluted                                             $  (0.19)     $  (0.00)     $  (0.16)     $  (0.17)
Weighted average number of shares:
    Basic                                                 35,085        35,085        35,213        35,844
    Diluted                                               35,085        35,085        35,213        35,844

                                                      SEPTEMBER 30, DECEMBER 31,    MARCH 31,     JUNE 30,
                                                          1999          1999          2000          2000
                                                        --------      --------      --------      --------
Revenue from services rendered                          $    670      $  6,720      $ 39,426      $ 25,184
Operating income (loss)                                      270          (354)        1,088        (2,934)
Income (loss) from continuing operations                      48       (12,481)       (1,910)       (6,642)
Income (loss) from discontinued operations                   460           (56)         (141)       (7,102)
Net income (loss)                                            508       (12,537)       (2,051)      (13,744)
Income (loss) from continuing operations per share:
    Basic                                               $   0.00      $  (0.52)     $  (0.06)     $  (0.19)
    Diluted                                             $   0.00      $  (0.52)     $  (0.06)     $  (0.19)
Earnings (loss) per share:
    Basic                                               $   0.02      $  (0.52)     $  (0.06)     $  (0.39)
    Diluted                                             $   0.02      $  (0.52)     $  (0.06)     $  (0.39)
Weighted average number of shares:
    Basic                                                 22,467        24,080        34,700        34,928
    Diluted                                               23,310        25,321        34,700        34,928

The selected quarterly financial data presented above for each of the quarters in the year ended June 30, 2001 have been restated for the effects of the correction of errors discussed in Note 2. For the quarter ended September 30, 2000, the previously reported cumulative effect of accounting change was $3,120. For each of the quarters ended September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, the previously reported amounts of income (loss) from continuing operations and net income (loss) was $(2,550), $(1,188), $(5,726) and $(6,115), respectively, or $(.16), $(.03), $(.16) and $(.17) per share (basic and diluted), respectively. The selected quarterly financial data presented above for each of the quarters in the year ended June 30, 2000 have been restated for the effects of the correction of errors discussed in Note 2. For each of the quarters ended September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000, the previously reported amounts of income (loss) from continuing operations was $23, $(11,278), $(1,935) and $(6,667), respectively, or $.00,
$(.47), $(.06) and $(.19) per share (basic and diluted), respectively; and the previously reported net income (loss) was $483, $(11,334), $(2,076) and $(13,709), respectively, or $.02, $(.47), $(.06) and $(.39) per share (basic and diluted), respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) Previous independent accountants

         (i) On August 7, 2001 Ernst & Young LLP was dismissed as the Company's principal accountant.

         (ii) The reports of Ernst & Young LLP on the Company's financial statements for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the reference to the reports of Arthur Andersen LLP on the financial statements of Rawlings Sporting Goods Company, Inc. ("Rawlings," a corporation in which the Company has a 10% interest), which reports were furnished to Ernst & Young LLP. Insofar as Ernst & Young's opinion on the Company's consolidated financial statements related to data included for Rawlings, Ernst & Young's opinion was based solely on the report of Rawlings' auditors, Arthur Andersen LLP.

         (iii) The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

         (iv) During the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998 and through August 7, 2001, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the financial statements for such periods.

         (v) During the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998 and through August 7, 2001, there have occurred none of the "reportable events" listed in Item 304(a)(1)(v) of Regulation S-K.

         (b) New independent accountants

         The Company has retained PricewaterhouseCoopers LLP as its principal independent accountants, effective August 7, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information stated below, the information required by the item is set forth under the caption "Election of Directors - Nominees" in the Company's Proxy Statement to be dated on or about October 19, 2001, which is incorporated by reference herein.

     In addition to Messrs. Robinson, Prather and Howell, who are listed in the Company's Proxy Statement to be dated on or about October 19, 2001, which is incorporated by reference herein, the Company has the following executive officer:

         FREDERICK J. ERICKSON, 42, has been Vice President - Finance, Treasurer and Chief Financial Officer of the Company since 1994; Executive Vice President
- Finance & Administration of Datasouth since 1997; and Vice President - Finance & Administration of Datasouth since 1993. He was interim Chief Financial Officer of Gray from March to September 1998, and was employed by Coopers & Lybrand from 1981 to 1993 as a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by the item is set forth under the caption "Management Compensation" in the Company's Proxy Statement to be dated on or about October 19, 2001, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by the item is set forth under the caption "Principal Stockholders" in the Company's Proxy Statement to be dated on or about October 19, 2001, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by the item is set forth under the caption "Certain Transactions" in the Company's Proxy Statement to be dated on or about October 19, 2001, which is incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

         (1)     Financial Statements and Related Independent Accountants'
                 Reports:

                 The following consolidated financial statements of the Company and Report of Independent Accountants are included in Item 8:

                      Reports of Independent Accountants
                      Consolidated Balance Sheets at June 30, 2001 and 2000 Consolidated Statements of Operations for the years ended
                           June 30, 2001 and 2000, the six months ended June 30, 1999 and 1998 (unaudited), and the year ended December 31, 1998
                      Consolidated Statements of Stockholders' Equity for the
                           years ended June 30, 2001 and 2000, the six months ended June 30, 1999 and the year ended December 31, 1998
                      Consolidated Statements of Cash Flows for the years ended
                           June 30, 2001 and 2000, the six months ended June 30, 1999 and 1998 (unaudited) and the year ended December 31, 1998
                      Notes to Consolidated Financial Statements
                      Supplementary Data, Selected Quarterly Financial Data
                           (Unaudited)

                 The report of independent auditors on the consolidated financial statements of Gray Communications Systems, Inc. dated January 29, 2001, except as to Restatement of Financial Statements of Note E as to which the date is October 10, 2001, filed on page F-1 of this Form 10-K Annual Report.

                 The report of independent public accountants on the consolidated financial statements of Rawlings Sporting Goods Company, Inc. dated November 15, 2000, filed on page F-2 of this Form 10-K Annual Report.



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

         (10.5) Amended and Restated Credit Agreement among BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc. (for itself and as successor by merger to Universal Sports America, Inc.) and Datasouth Computer Corporation, as Borrowers, Bull Run Corporation, as a Guarantor, and Bank of America, N.A. and Bank One, Kentucky, N.A., as Issuing Banks, First Union National Bank, as Syndication Agent for the Issuing Banks and the Lenders, and Bank of America, N.A., as Administrative Agent for the Issuing Banks and the Lenders, dated July 27, 2001 (x)

         (10.6) First Amendment to Amended and Restated Credit Agreement, dated October 5, 2001 (x)

         (10.7) Gray Communications Systems, Inc. Warrant dated September 24, 1996 (731,250 shares of Gray class A common stock) (c)

         (10.8) Gray Communications Systems, Inc. Warrant dated September 24, 1996 (375,000 shares of Gray class A common stock) (c)

         (10.9) Investment Purchase Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (d)

         (10.10) Common Stock Purchase Warrant dated November 21, 1997 issued by Rawlings Sporting Goods Company, Inc. to Bull Run Corporation (d)

         (10.11) Standstill Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation
                  (d)

         (10.12) Amendment Number One to Standstill Agreement dated April 23, 1999 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (f)

         (10.13) Registration Rights Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (d)

       Exhibit
       Numbers                        Description
       -------                        -----------

         (10.14) Stock Purchase Agreement dated January 28, 1999 by and between U.S. Trust Company of Florida Savings Bank, as Personal Representative of the Estate of Mary Tarzian and Bull Run Corporation (e)

         (21)     List of Subsidiaries of Registrant (x)

         (23.1)   Consent of PricewaterhouseCoopers LLP - Bull Run Corporation
                  (x)

         (23.2)   Consent of Ernst & Young LLP - Bull Run Corporation (x)

         (23.3) Consent of Ernst & Young LLP - Gray Communications Systems, Inc. (x)

         (23.4) Consent of Arthur Andersen LLP - Rawlings Sporting Goods Company, Inc. (x)


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2001.


                                    BULL RUN CORPORATION


                                    by: /s/ ROBERT S. PRATHER, JR.
                                        --------------------------------------
                                        Robert S. Prather, Jr.
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


           Signature                  Title                         Date
           ---------                  -----                         ----

/s/ ROBERT S. PRATHER, JR.       President, Chief              October 12, 2001
-----------------------------    Executive Officer and
Robert S. Prather, Jr.           Director
                                 (Principal Executive
                                 Officer)

/s/ GERALD N. AGRANOFF           Director                      October 12, 2001
-----------------------------
Gerald N. Agranoff

/s/ JAMES W. BUSBY               Director                      October 12, 2001
-----------------------------
James W. Busby

/s/ FREDERICK J. ERICKSON        Vice President - Finance      October 12, 2001
-----------------------------    and Treasurer
Frederick J. Erickson            (Principal Accounting and
                                 Financial Officer)

/s/ W. JAMES HOST                Director                      October 12, 2001
-----------------------------
W. James Host

/s/ HILTON H. HOWELL, JR.        Vice President, Secretary     October 12, 2001
-----------------------------    and Director
Hilton H. Howell, Jr.

/s/ MONTE C. JOHNSON             Director                      October 12, 2001
-----------------------------
Monte C. Johnson

/s/ J. MACK ROBINSON             Chairman of the Board         October 12, 2001
-----------------------------
J. Mack Robinson

                       REPORT OF INDEPENDENT ACCOUNTANTS



We have audited the consolidated financial statements of Bull Run Corporation as of June 30, 2001 and for the year then ended, and have issued our report thereon dated October 12, 2001, included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Bull Run Corporation listed in Item 14(a) as to information provided as of and for the year ended June 30, 2001. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. We did not audit the financial statements of Gray Communications Systems, Inc. (a corporation in which the Company has a 13% interest), as of December 31, 2000 and for the year then ended, and the financial statements of Rawlings Sporting Goods Company, Inc. (a corporation in which the Company has a 10% interest), as of August 31, 2000 and for the year then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for the periods ended December 31, 2000 and August 31, 2000 included for Gray Communications Systems, Inc. and Rawlings Sporting Goods Company, Inc., respectively, is based solely on their reports.

In our opinion, based on our audit and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                         /s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
October 12, 2001

                         REPORT OF INDEPENDENT AUDITORS



We have audited the consolidated financial statements of Bull Run Corporation as of and for the year ended June 30, 2000, for the six months ended June 30, 1999 and for the year ended December 31, 1998, and have issued our report thereon dated September 28, 2000 (except for Note 4 as to which the date is July 26, 2001 and Notes 2 and 10 as to which the date is October 11, 2001), included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Bull Run Corporation listed in Item 14(a) as to information provided as of and for the year ended June 30, 2000. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and 1998 and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

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




                                        /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
September 28, 2000

                              BULL RUN CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                   Additions
                                          ---------------------------
                        Balance at        Charged to       Charged to                         Balance at
                         Beginning         Costs and          Other                             End of
     Description        Of Period          Expenses         Accounts(1)       Deductions(2)     Period
     -----------        ----------        ----------       -----------        -----------    ------------

     YEAR ENDED JUNE 30, 2001

     Allowance for
     doubtful accounts  $1,155,000        $ 576,000    $             0        $1,186,000     $   545,000

     YEAR ENDED JUNE 30, 2000

     Allowance for
     doubtful accounts  $        0        $ 267,000         $1,999,000        $1,111,000      $1,155,000


There was no allowance for doubtful accounts reported for continuing operations prior to the year ended June 30, 2000.

(1) Represents amounts recorded in connection with the Host-USA Acquisition during the year ended June 30, 2000.

(2) "Deductions" represent write-offs of amounts not considered collectible.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gray Communications Systems, Inc.

      We have audited the consolidated balance sheet of Gray Communications Systems, Inc., as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gray Communications Systems, Inc., at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

      As more fully described in Restatement of Financial Statements of Note E, the Company restated certain amounts previously reported as of December 31, 2000, 1999 and 1998, and for the years ended December 31, 2000 and 1998.


                                                 /s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 29, 2001, except as to Restatement of Financial Statements of Note E as to which the date is October 10, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF RAWLINGS SPORTING GOODS COMPANY, INC.:

We have audited the consolidated balance sheets of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP


ARTHUR ANDERSEN LLP
St. Louis, Missouri
November 15, 2000