Form 10-Q
period 2001-09-30
BULL RUN CORP
filed 2001-11-14
CIK 319697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                        ------------------

                                       OR

----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ------------



         COMMISSION FILE NUMBER   0-9385
                                  ------

                              BULL RUN CORPORATION
             (Exact name of registrant as specified in its charter)

               GEORGIA                                    58-2458679
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,024,126 shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BULL RUN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                                SEPTEMBER 30,       JUNE 30,
                                                                                    2001              2001
                                                                                  ---------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   1,680         $   2,637
   Accounts receivable, net of allowance of $712 and $545
      as of September 30, 2001 and June 30, 2001, respectively                       36,436            29,547
   Inventories                                                                          692               494
   Prepaid costs and expenses                                                         2,696             3,117
   Income taxes receivable                                                            4,491             4,626
   Deferred income taxes                                                                121               121
                                                                                  ---------         ---------
           Total current assets                                                      46,116            40,542
Property and equipment, net                                                           6,346             6,623
Investment in affiliated companies                                                   46,172            50,399
Goodwill                                                                             57,862            57,862
Customer relationships and trademarks                                                24,770            25,026
Deferred income taxes                                                                13,079            11,069
Other assets                                                                         11,507            14,313
Net noncurrent assets of discontinued segment                                             5               704
                                                                                  ---------         ---------
                                                                                  $ 205,857         $ 206,538
                                                                                  =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                              $ 105,237         $  20,590
   Accounts payable                                                                   5,400             6,060
   Accrued and other liabilities                                                     39,201            30,831
   Net current liabilities of discontinued segment                                       51                11
                                                                                  ---------         ---------
           Total current liabilities                                                149,889            57,492
Long-term debt                                                                       18,594           107,693
Other liabilities                                                                     3,468             3,749
                                                                                  ---------         ---------
           Total liabilities                                                        171,951           168,934
                                                                                  ---------         ---------
Commitments and contingencies
Stockholders' equity:
   Series A preferred stock, $.01 par value (authorized 100 shares; issued
     and outstanding 3 shares; $3,000 aggregate liquidation value)                    2,178             2,178
   Common stock, $.01 par value (authorized 100,000 shares; issued
      36,566 and 36,526 shares as of September 30, 2001 and June 30,
      2001, respectively)                                                               366               365
   Additional paid-in capital                                                        78,414            78,380
   Treasury stock, at cost (542 shares)                                              (1,393)           (1,393)
   Retained earnings (accumulated deficit)                                          (45,659)          (41,926)
                                                                                  ---------         ---------
           Total stockholders' equity                                                33,906            37,604
                                                                                  ---------         ---------
                                                                                  $ 205,857         $ 206,538
                                                                                  =========         =========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -------------------------
                                                                              2001             2000
                                                                            --------         --------
Revenue from services rendered                                              $ 23,104         $ 23,983
                                                                            --------         --------
Operating costs and expenses:
   Direct operating costs for services rendered                               16,341           18,211
   Selling, general and administrative                                         8,640            8,581
   Amortization of acquisition intangibles                                       256            1,138
                                                                            --------         --------
           Total operating costs and expenses                                 25,237           27,930
                                                                            --------         --------
           Loss from operations                                               (2,133)          (3,947)

Other income (expense):
   Equity in earnings (losses) of affiliated companies                          (942)            (983)
   Net change in value of certain derivative instruments                      (2,145)            (122)
   Gain on sale of investments                                                 2,814
   Interest and dividend income                                                  139              246
   Interest expense                                                           (2,725)          (3,063)
   Debt issue cost amortization                                                 (847)            (813)
   Other income (expense), net                                                   164              302
                                                                            --------         --------
           Loss before income taxes and cumulative effect adjustment          (5,675)          (8,380)
Income tax benefit                                                             2,010            2,670
                                                                            --------         --------
           Loss before cumulative effect adjustment                           (3,665)          (5,710)
Cumulative effect of accounting change (net of tax benefit of $687)                            (1,120)
                                                                            --------         --------
           Net loss                                                           (3,665)          (6,830)
Preferred dividends                                                              (68)
                                                                            --------         --------
           Net loss available to common stockholders                        $ (3,733)        $ (6,830)
                                                                            ========         ========

Loss per share available to common stockholders, basic and diluted:
    Loss before cumulative effect of accounting change                      $  (0.10)        $  (0.16)
    Cumulative effect of accounting change                                                      (0.03)
                                                                            --------         --------
                                                                            $  (0.10)        $  (0.19)
                                                                            ========         ========

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                -----------------------
                                                                                  2001            2000
                                                                                -------         -------
Cash flows from operating activities:
Net loss                                                                        $(3,665)        $(6,830)
Adjustments to reconcile net loss to net cash used in operations:
   Cumulative effect of accounting change                                                         1,120
   Net change in value of certain derivative instruments                          2,145             123
   Provision for bad debts                                                           93              25
   Depreciation and amortization                                                  1,512           2,349
   Equity in (earnings) losses of affiliated companies                              942             984
   Dividends received from affiliated company                                                        41
   Gain on sale of investments                                                   (2,814)
   Deferred income taxes                                                         (2,010)         (1,919)
   Accrued preferred stock dividend income                                                          (79)
   Change in operating assets and liabilities:
      Accounts receivable                                                        (6,982)         (3,246)
      Inventories                                                                  (198)            (66)
      Prepaid costs and expenses                                                    413             (36)
      Accounts payable and accrued expenses                                       7,612           4,844
      Other long-term liabilities                                                  (133)             52
                                                                                -------         -------
Net cash used in continuing operations                                           (3,085)         (2,638)
Net cash provided by discontinued operations                                         58             671
                                                                                -------         -------
Net cash used in operating activities                                            (3,027)         (1,967)
                                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (103)           (268)
Investment in affiliated companies                                                 (705)            (46)
Proceeds on sales of investments                                                  6,803
Increase in other assets                                                            (32)           (377)
                                                                                -------         -------
Net cash provided by (used in) continuing operation investing activities          5,963            (691)
Net cash provided by discontinued operation investing activities                    985           2,067
                                                                                -------         -------
Net cash provided by investing activities                                         6,948           1,376
                                                                                -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving lines of credit                                         5,400           4,900
Repayments on revolving lines of credit                                          (2,000)         (1,600)
Repayments on long-term debt                                                     (7,853)         (2,000)
Debt issue costs                                                                   (460)           (517)
Exercise of stock options                                                            35
                                                                                -------         -------
Net cash provided by (used in) financing activities                              (4,878)            783
                                                                                -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (957)            192
Cash and cash equivalents, beginning of period                                    2,637             619
                                                                                -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 1,680         $   811
                                                                                =======         =======

     See accompanying notes to condensed consolidated financial statements.

                              BULL RUN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


1.   BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the fiscal year ended June 30, 2001.

On December 17, 1999, Bull Run Corporation ("Bull Run") acquired the stock of Host Communications, Inc. ("Host"), Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not previously owned, directly or indirectly, by Bull Run (the "Host-USA Acquisition"). Effective July 1, 2000, USA was merged into Host.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the "Company"), after elimination of intercompany accounts and transactions.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


2.   CHANGES IN ACCOUNTING METHODS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Accounting for Goodwill and Other Intangible Assets," ("FASB Statement No. 142") which changes the Company's accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affects the Company's accounting for its equity in earnings (losses) of affiliated companies. In accordance with FASB Statement No. 142, commencing July 1, 2001, the Company ceased amortizing the unamortized amount of goodwill and trademarks, but the Company is now required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. The initial impairment test must be completed by December 31, 2001. If the test concludes that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition exceeds its net realizable value, the Company would decrease the amount of goodwill and/or trademarks and would decrease stockholders' equity effective July 1, 2001. If the test concludes that goodwill and trademarks have not been impaired, the adoption of FASB Statement No. 142 will have no effect on the Company's financial statements as of July 1, 2001. The value assigned to customer relationships will continue to be amortized over 20 years, at a rate of approximately $1,024 per year. FASB Statement No. 142 also eliminates the requirement to amortize the excess of the Company's investment over the underlying equity of the Company's equity method investments, to the extent that such excess is attributable to indefinite life intangible assets.

Pro forma results for the three months ended September 30, 2000, assuming FASB Statement No. 142 was effective as of July 1, 2000, are as follows:

                                                      THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2000
                                                      ------------------
     Revenue from services rendered                       $ 23,983
     Operating costs and expenses:
        Amortization of acquisition intangibles                225
        Total operating costs and expenses                  27,017
     Operating loss                                         (3,034)
     Equity in losses of affiliated companies                 (490)
     Loss before income taxes and cumulative
       effect adjustment                                    (6,974)
     Income tax benefit                                      2,502
     Loss before cumulative effect adjustment               (4,472)
     Net loss                                               (5,592)

     Loss per share (basic and diluted):
       Loss before cumulative effect adjustment            $ (0.13)
       Cumulative effect adjustment                          (0.03)
                                                           -------
       Net loss                                            $ (0.16)
                                                           =======





Effective July 1, 2000, the Company adopted Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FASB Statement No. 133"). As a result, as of July 1, 2000, the Company recognizes all derivatives, which include the value of interest rate swap agreements and the value of the Company's warrants to purchase common stock, on the balance sheet at fair value as a component of "other assets." As a result of the adoption of FASB Statement No. 133, the Company recorded a charge for the cumulative effect of the accounting change of $(1,120), net of a deferred tax benefit of $687. Changes in the value of these derivatives are recognized as earnings or losses. The valuation of warrants is based on independent appraisals, and the value of interest rate swaps is based on estimated market values provided by the counterparties to the swap agreements.


3.   DISCONTINUED OPERATION

On September 29, 2000, the Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation ("Datasouth"), a wholly owned subsidiary, for cash and a note payable in installments through September 2002. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of September 30, 2001, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current liabilities are presented net of current assets.

The following is a summary of assets and liabilities of discontinued operations:

                                                        SEPTEMBER 30,   JUNE 30,
                                                            2001          2001
                                                           -----          ----
Current assets:
     Accounts receivable, net                              $   2          $ 168
Current liabilities:
     Accounts payable and accrued expenses                   (53)          (179)
                                                           -----          -----
                                                           $ (51)         $ (11)
                                                           =====          =====
Noncurrent assets:
     Undeveloped land held for sale                        $              $ 700
     Other assets                                              5              4
                                                           -----          -----
                                                           $   5          $ 704
                                                           =====          =====

For the three months ended September 30, 2000, Datasouth generated total revenues of $4,406 and a loss from operations of $201. No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth's assets.


4.   SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                        2001             2000
                                                      -------          -------

Interest paid                                         $ 2,669          $ 3,004
Income taxes paid (recovered)                            (117)             344


5.   INVESTMENT IN AFFILIATED COMPANIES

The Company's investment in affiliated companies is comprised of the following:



                                                     SEPTEMBER 30,     JUNE 30,
                                                         2001            2001
                                                       --------        --------
Gray Communications Systems, Inc.:
  Common                                               $ 24,215        $ 24,515
  Preferred                                                               3,738
Sarkes Tarzian, Inc.                                     10,000          10,000
Rawlings Sporting Goods Company, Inc.                     7,790           8,184
iHigh, Inc.                                               2,552           2,802
Other                                                     1,615           1,160
                                                       --------        --------
                                                       $ 46,172        $ 50,399
                                                       ========        ========

The Company accounts for its investments in Gray Communications Systems, Inc. ("Gray"), Rawlings Sporting Goods Company, Inc. ("Rawlings") and iHigh, Inc. ("iHigh") using the equity method. The Company's equity in the net results of Rawlings is reported on a one month lag basis, in order to align Rawlings' fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company's fiscal quarters.

The unamortized difference between the Company's carrying value of the investment and the Company's allocable share of the affiliate's underlying equity of the Company's equity method investments, totaling approximately $12,900 and $12,700 as of September 30, 2001 and June 30, 2001, respectively, was amortized over 10 to 40 years until June 30, 2001, and such amortization (totaling $167 in the three months ended September 30, 2000) resulted in a reduction in the Company's equity in earnings of affiliated companies. Effective July 1, 2001, the Company adopted FASB Statement No. 142 which eliminated the requirement to amortize the excess of the Company's investment over the underlying equity of the Company's equity method investments (see Note 2).

The aggregate operating results of Gray, Rawlings and iHigh, affiliated companies in which the Company's investments are accounted for using the equity method, were as follows (note that the amounts presented below for each of the three months ended September 30, 2001 and 2000 include Rawlings' results for each of the three months ended August 31, 2001 and 2000, respectively):


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                             --------------------------
                                                2001             2000
                                             --------          --------

Net revenue                                  $ 65,063          $ 70,564
Income (loss) from operations                  (3,987)            2,731
Net loss                                       (9,215)           (6,254)




All remaining shares of Gray preferred stock owned by the Company were sold to parties affiliated with the Company in September 2001 for $6,803, resulting in a gain of $3,064. The Gray preferred stock, having a redemption value of $6,803, was acquired from Gray in 1997, along with detachable warrants to acquire Gray common stock, at an aggregate cost equal to the redemption value of the preferred stock. The Company retained the warrants, the value of which are included on the balance sheet as a component of "other assets" (refer also to discussion of FASB Statement No. 133 in Note 2).


6.   LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for
(a) two term loans (the "Term Loans") for borrowings totaling $86,282 as of September 30, 2001, bearing interest at either the banks' prime rate plus 1.5% or the London Interbank Offered Rate ("LIBOR") plus 4.0%, requiring minimum aggregate principal payments of $10,000 by October 15, 2001 and an additional $10,000 by December 1, 2001 (of which $7,673 was paid as of September 30, 2001 and $10,223 was paid by October 15, 2001), with all amounts outstanding under the term loans due on July 1, 2002; and (b) a revolving loan commitment (the "Revolver") for borrowings of up to $25,000 until December 1, 2001, $20,000 from December 1, 2001 until March 1, 2002 and $15,000 from March 1, 2002 until maturity on July 1, 2002, bearing interest at either the banks' prime rate plus 1.0% or LIBOR plus 3.5%. Borrowings under the Revolver are limited to an amount not to exceed 100% of eligible accounts receivable and such borrowings may include up to $15,100 in outstanding letters of credit. As of September 30, 2001, borrowings of $17,775 and letters of credit totaling $25 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $7,034 at that date. As of September 30, 2001, borrowings totaling $75,900 under the Term Loans and $7,500 under the Revolver were subject to LIBOR-based rates of 7.63% and 7.13%, respectively, and borrowings of $10,382 under the Term Loans and $10,275 under the Revolver were subject to prime rate-based rates of 8.0% and 7.5%, respectively.

Interest is payable monthly. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of minimum profitability thresholds determined quarterly. In October 2001, the Company and its lenders amended certain provisions of the credit agreement to, among other things, revise minimum net worth covenant restrictions. Long-term debt is collateralized by all of the Company's assets, including all of its investments in affiliated companies.

In connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal is subordinate to the bank credit agreement. In connection with the acquisition of certain business operations, the Company also issued subordinated notes in September 2000, bearing interest at 9%, having an aggregate face value of $1,180, due in annual installments of $590 each with accrued interest. Payment of interest and principal on all of the subordinated notes is subordinate to the Company's bank credit agreement.

The Company is a party to two interest rate swap agreements. The first agreement, terminating on December 31, 2002, involves the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, terminating December 31, 2002 (or December 31, 2004, at the bank's option), involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. The aggregate fair market value of the interest rate swap agreements as of September 30, 2001 and June 30, 2001 are combined with the fair market value of other derivatives and included as a component of "other assets" in the Company's Condensed Combined Balance Sheets. The net change in the aggregate fair market value of the interest rate swap agreements for the three months ended
September 30, 2001 and 2000 are combined with the net change in value of other derivatives and included in the Company's Condensed Consolidated Statements of Operations for those periods (see Note 2).


7.   INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes.

8.   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:



                                                                 SEPTEMBER 30,
                                                              -----------------
                                                                2001      2000
                                                              -------   -------

Loss before cumulative effect adjustment                      $(3,665)  $(5,710)
Cumulative effect of accounting change                                   (1,120)
Preferred dividends                                               (68)
                                                              -------   -------
  Net loss available to common stockholders                   $(3,733)  $(6,830)
                                                              =======   =======
Weighted average number of common shares outstanding
   for basic earnings (loss) per share                         36,002    35,085
Effect of dilutive employee stock options
                                                              -------   -------
Adjusted weighted average number of common shares and
   assumed conversions for diluted earnings (loss) per share   36,002    35,085
                                                              =======   =======
Loss per share (basic and diluted):
  Loss before cumulative effect adjustment                    $ (0.10)  $ (0.16)
  Cumulative effect of accounting change                                  (0.03)
                                                              -------   -------
  Net loss available to common stockholders                   $ (0.10)  $ (0.19)
                                                              =======   =======





9.   SEGMENT INFORMATION

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


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                      2001           2000
                                                    --------       --------
Net revenues:
  Collegiate Marketing and Production Services      $ 14,108       $ 15,690
  Affinity Events                                      5,912          6,286
  Affinity Management Services                         3,079          2,002
  Consulting                                               5              5
                                                    --------       --------
                                                    $ 23,104       $ 23,983
                                                    ========       ========
Operating income (loss):
  Collegiate Marketing and Production Services      $   (958)      $   (351)
  Affinity Events                                       (497)        (2,057)
  Affinity Management Services                           198            105
  Consulting                                               5              5
  Amortization of acquisition intangibles               (256)        (1,138)
  Unallocated general and administrative costs          (625)          (511)
                                                    --------       --------
                                                    $ (2,133)      $ (3,947)
                                                    ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation ("Bull Run" or the "Company"), based in Atlanta, Georgia, is a sports, affinity marketing and management company through Host Communications, Inc. ("Host"), its primary operating business, which was acquired in December 1999. Host's "Collegiate Marketing and Production Services" business segment provides sports marketing and production services to a number of collegiate conferences and universities and the National Collegiate Athletic Association. Host's "Affinity Events" business segment produces and manages individual events and several events series, including "Hoop-It-Up(R)" (the National Basketball Association's official 3-on-3 basketball tour), the "Got Milk? 3v3 Soccer Shootout" (Major League Soccer's official 3-on-3 basketball tour) and NCAA Football's "Let-It-Fly" 4-on-4 flag football tour. Host's "Affinity Management Services" business segment provides associations, such as the National Tour Association, Quest (the J.D. Edwards users group association) and the National Thoroughbred Racing Association, with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing, sales representation and administration.

Effective December 17, 1999, the Company acquired (the "Host-USA Acquisition") the stock of Host, Universal Sports America, Inc. ("USA") and Capital Sports Properties, Inc. ("Capital") not then owned, directly or indirectly, by the Company. Effective July 1, 2000, USA was merged into Host.

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

As of September 30, 2001, the Company owned approximately: 13.0% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to warrants to purchase additional Gray common stock; 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian); 10.1% of the outstanding common stock of Rawlings; and 35.1% of the outstanding common stock of iHigh.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On September 29, 2000, the Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation ("Datasouth"), a wholly owned subsidiary, for cash and a note payable in installments through September 2002. Accordingly, the operating results and net assets associated with Datasouth's computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of September 30, 2001, such differences will be reported as discontinued operations in future periods.

RESULTS OF OPERATIONS -
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues associated with continuing operations for the three months ended September 30, 2001 were $23,104,000 compared to $23,983,000 for the same period in 2000. For the three months ended September 30, 2001 and 2000, the total revenue derived from the Collegiate Marketing and Production Services segment was $14,108,000 and $15,690,000, respectively; total revenue derived from the Affinity Events segment was $5,912,000 and $6,286,000, respectively; and total revenue derived from the Affinity Management Services segment was $3,079,000 and $2,002,000, respectively. Consulting revenue was $5,000 in each of the three months ended September 30, 2001 and 2000. Revenues derived from the Company's Affinity Management Services segment increased from the prior year primarily due to an increase in the number of associations for which the Company provides services. The Company's Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company's Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and to a lesser extent, September 30, since a significant amount of the revenue derived in this segment is generated during the Hoop-It-Up(R) 3-on-3 basketball tour, which begins in March and runs through October in each year. Although revenues for the quarter ended September 30, 2001 have been somewhat unfavorably affected by the terrorist acts of September 11, 2001 and the resulting cancellation and, in some cases, rescheduling, of certain events, management also believes that the weak U.S. economy prior and subsequent to September 11, 2001 has had an unfavorable impact on corporate advertising, promotion and sponsorship spending, such as the advertising, promotional and sponsorship opportunities offered by the Company's Collegiate Marketing and Production Services segment. Although the Company believes that the decline in corporate advertising, promotion and sponsorship spending is temporary, management can not determine when or if such spending will return to historical levels.

Operating costs and expenses were $25,237,000 for the three months ended September 30, 2001 compared to $27,930,000 for the same period in 2000. A change in accounting method (see "Changes in Accounting Methods" below and Note 2 to the Condensed Consolidated Financial Statements) resulted in a reduction of $882,000 in the amount of acquisition intangible amortization. The remaining decline of $1,721,000 from the same period in the prior year was primarily due to reductions in employee compensation costs and travel expenses, most significantly in the Affinity Events segment.

For the three months ended September 30, 2001 and 2000, the operating loss from the Collegiate Marketing and Production Services segment was $(958,000) and $(351,000), respectively; the operating loss from the Affinity Events segment was $(497,000) and $(2,057,000), respectively; and the operating income from the Affinity Management Services segment was $198,000 and $105,000, respectively. The increased operating loss in the Collegiate Marketing and Production Services segment was due primarily to the decrease in total revenue discussed above. The reduced operating loss in the Affinity Events segment was due to a significant reduction in the operating expenses of this segment, through internal operating efficiency initiatives and greater focus on cost control. Unallocated general and administrative costs increased to $625,000 in the three months ended September 30, 2001 from $511,000 in the same period of the prior year due primarily to an increase in compensation costs, travel expenses and corporate governance expenses.

Equity in earnings (losses) of affiliated companies, totaling $(942,000) and $(983,000) for the three months ended September 30, 2001 and 2000, respectively, included the Company's proportionate share of the earnings or losses of Gray, Rawlings, iHigh and certain other equity investments.

The net depreciation in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $(2,145,000) and $(122,000) for the three months ended September 30, 2001 and 2000, respectively, resulting from reductions in the value of interest rate swap agreements caused by reductions in prospective market interest rates, plus (or net of) the reduction (or increase) in the aggregate value of the warrants for the three months ended September 30, 2001 and 2000.

Interest and dividend income of $139,000 and $246,000 for the three months ended September 30, 2001 and 2000, respectively, was primarily derived from dividends on the Company's investment in Gray series A and series B preferred stock. Shares of Gray series A preferred stock were redeemed by Gray in December 2000. All remaining shares of Gray preferred stock owned by the Company were sold to parties affiliated with the Company in September 2001 for $6,803,000, resulting in a gain of $3,064,000.

Interest expense decreased to $2,725,000 for the three months ended September 30, 2001 from $3,063,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of $847,000 and $813,000 for the three months ended September 30, 2001 and 2000, respectively, included amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company's common stock issued to a director of the Company who has personally guaranteed a significant amount of the Company's debt under its bank credit agreement. The value of the shares issued on an annual basis is amortized over one year. In addition, amortization expense for the three months ended September 30, 2001 and 2000 included $235,000 and $395,000, respectively, for the reduction of previously unamortized debt issue costs as a result of amending certain terms of the bank credit agreement. Unamortized debt issue costs as of September 30, 2001 of $597,000 are being amortized over the remaining term of the Company's bank credit agreement, which matures July 1, 2002.

Other income for the three months ended September 30, 2001 and 2000 consisted primarily of income on an option agreement with Gray whereby Gray has the right to acquire the Company's investment in Tarzian for $10,000,000 plus related costs.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes. As of September 30, 2001 the Company has a net deferred tax asset of $13,200,000, primarily due to net operating loss carryforwards for federal tax purposes that expire beginning in 2018. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated nonoperating assets in an amount sufficient to realize the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in continuing operations for the three months ended September 30, 2001 was $3,085,000, compared to $2,638,000 for the same period in 2000. In the three months ended September 30, 2001 and 2000, receivables increased $6,982,000 and $3,246,000, respectively, and accounts payable and accrued expenses increased $7,612,000 and $4,844,000, respectively, due, in each case, primarily to the seasonality of the Company's Collegiate Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons which generally run from late August through late March or early April. Cash provided by discontinued operations was $58,000 and $671,000 for the three months ended September 30, 2001 and 2000, respectively. The difference in cash provided by discontinued operations was primarily a result of reductions in inventories in the prior year prior to the sale of

Datasouth on September 29, 2000.

Cash provided by (used in) continuing operation investing activities was $5,963,000 for the three months ended September 30, 2001 as a result of the sale of the Company's investment in Gray preferred stock, resulting in proceeds of $6,803,000, compared to $(691,000) for the three months ended September 30, 2000 as a result of capital expenditures and an increase in other assets. Cash provided by discontinued operation investing activities was $985,000 and $2,067,000 in the three months ended September 30, 2001 and 2000, respectively, as a result of cash proceeds on the sale of Datasouth assets received during those periods.

Cash used in financing activities was $(4,878,000) for the three months ended September 30, 2001 as a result of principal payments made on the Company's bank term debt credit facilities totaling $7,853,000, less net borrowings under the Company's revolving bank credit facility of $3,400,000. Cash provided by financing activities was $783,000 for the three months ended September 30, 2000 as a result of net borrowings under the Company's revolving bank credit facility of $3,300,000, net of principal payments made on the Company's bank term debt credit facilities totaling $2,000,000.

The Company is a party to two interest rate swap agreements described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $3,285,000 as of September 30, 2001.

Considering principal payments made by the Company through October 15, 2001, the Company is obligated to make additional principal payments under its bank credit agreement in the aggregate amount of $9,777,000 on or before December 1, 2001, and such principal payments are expected primarily to be paid from (a) the sale of certain investments held by the Company and/or (b) the issuance and sale of equity securities of the Company, which may include the Company's preferred stock. Although there can be no assurance that the Company will be able to effect the foregoing transactions or as to the terms thereof, the Company has had discussions with Gray and potential investors regarding these potential transactions. If the Company is unable to effect these transactions, it will be required to renegotiate or otherwise replace its current credit facility. Borrowings that remain outstanding under the existing credit facility will become due on July 1, 2002 and will require refinancing by the Company. Until the Company amends or replaces its current credit facility by July 1, 2002, the Company anticipates that its current working capital, funds available under its current credit facilities and cash flow from operations will be sufficient to fund its working capital requirements, capital spending requirements and debt service requirements.

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

Based on the Company's debt profile at September 30, 2001 and 2000, a 1% increase in market interest rates would increase interest expense and increase the loss before income taxes by $152,000 and $173,000 for the three months ended September 30, 2001 and 2000, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt, after giving effect to the Company's interest rate swap agreements.

These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and warrants to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly-traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management's estimates of the aggregate fair value of the Company's investments in affiliated companies (as described in Note 5 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments and related warrants would increase or decrease the aggregate market value by approximately $7.0 million as of September 30, 2001 and $8.7 million as of June 30, 2001.

CHANGES IN ACCOUNTING METHODS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Accounting for Goodwill and Other Intangible Assets," ("FASB Statement No. 142") which changes the Company's accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affects the Company's accounting for its equity in earnings (losses) of affiliated companies. See Note 2 to the Condensed Consolidated Financial Statements for a more complete description of the provisions and effects of FASB Statement No. 142.

Effective July 1, 2000, the Company adopted the Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("FASB Statement No. 133"). FASB Statement No. 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. See Note 2 to the Condensed Consolidated Financial Statements for a more complete description of the provisions and effects of FASB Statement No. 133.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company's and Gray's leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (iii) Gray's business depends on its relationships with, and success of, its national network affiliates; (iv) the Company's and Rawlings' businesses are seasonal; (v) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings' business; (vi) the Company's and Rawlings' businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; (vii) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vii) war or acts of terrorism or a continued domestic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorship and advertising sold by the Company and Gray.



                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                  None

(b)      Reports on Form 8-K
                  Form 8-K dated August 7, 2001 related to the Company's change in its certifying accountants.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BULL RUN CORPORATION




Date:  November 13, 2001                      By: /s/ FREDERICK J. ERICKSON
                                                  -----------------------------
                                              Frederick J. Erickson
                                              Vice President-Finance, Treasurer
                                              and Assistant Secretary