Form 10-Q
period 2001-12-31
BULL RUN CORP
filed 2002-02-14
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                      .

Commission file number 0-9385

Bull Run Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2458679
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA 30319
(Address of principal executive offices) (Zip Code)

(404) 266-8333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,490,793 shares of Common Stock, par value $.01 per share, were outstanding as of January 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	December 31,	June 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,313	$2,637
Accounts receivable, net of allowance of $375 and $545 as of December 31, 2001 and June 30, 2001, respectively	35,953	29,547
Inventories	528	494
Prepaid costs and expenses	3,949	3,117
Income taxes receivable	4,175	4,626
Deferred income taxes	121	121
Net current assets of discontinued segment	92

Total current assets	46,131	40,542
Property and equipment, net	6,139	6,623
Investment in affiliated companies	30,758	50,399
Goodwill	57,862	57,862
Customer relationships and trademarks	24,405	25,026
Deferred income taxes	16,848	11,069
Other assets	9,677	14,313
Net noncurrent assets of discontinued segment	5	704

	$191,825	$206,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$95,447	$20,590
Accounts payable	4,828	6,060
Accrued and other liabilities	39,725	30,831
Net current liabilities of discontinued segment		11

Total current liabilities	140,000	57,492
Long-term debt	18,594	107,693
Other liabilities	3,199	3,749

Total liabilities	161,793	168,934

Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 5 shares; $5,400 aggregate liquidation value)	5,400

Stockholders’ equity:
Series A preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 3 shares; $3,000 aggregate liquidation value)		2,178
Common stock, $.01 par value (authorized 100,000 shares; issued 37,033 and 36,526 shares as of December 31, 2001 and June 30, 2001, respectively)	370	365
Additional paid-in capital	77,939	78,380
Treasury stock, at cost (542 shares)	(1,393)	(1,393)
Other comprehensive accumulated loss	(3,243)
Retained earnings (accumulated deficit)	(49,041)	(41,926)

Total stockholders’ equity	24,632	37,604

	$191,825	$206,538

See accompanying notes to condensed consolidated financial statements.

BULL RUN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue from services rendered	$34,082	$35,905	$57,186	$59,888

Operating costs and expenses:
Direct operating costs for services rendered	26,037	23,401	42,378	41,612
Selling, general and administrative	8,352	9,304	16,992	17,885
Amortization of acquisition intangibles	365	1,020	621	2,158

Total operating costs and expenses	34,754	33,725	59,991	61,655

Income (loss) from operations	(672)	2,180	(2,805)	(1,767)
Other income (expense):
Equity in earnings (losses) of affiliated companies	(99)	(771)	(1,041)	(1,754)
Gain on sale of investments		2,160	2,814	2,160
Reduction in valuation of investment in affiliate		(6,180)		(6,180)
Net change in value of certain derivative instruments	(1,348)	6,050	(3,493)	5,928
Interest and dividend income		256	139	502
Interest expense	(2,467)	(3,175)	(5,192)	(6,238)
Debt issue cost amortization	(620)	(440)	(1,467)	(1,253)
Other income (expense), net	170	642	334	944

Income (loss) before income taxes and cumulative effect adjustment	(5,036)	722	(10,711)	(7,658)
Income tax benefit (provision)	1,739	(755)	3,749	1,915

Loss before cumulative effect adjustment	(3,297)	(33)	(6,962)	(5,743)
Cumulative effect of accounting change (net of tax benefit of $687)				(1,120)

Net loss	(3,297)	(33)	(6,962)	(6,863)
Preferred dividends	(85)		(153)

Net loss available to common stockholders	$(3,382)	$(33)	$(7,115)	$(6,863)

Loss per share available to common stockholders, basic and diluted:
Loss before cumulative effect of accounting change	$(0.09)	$(0.00)	$(0.20)	$(0.17)
Cumulative effect of accounting change				(0.03)

	$(0.09)	$(0.00)	$(0.20)	$(0.20)

See accompanying notes to condensed consolidated financial statements.

BULL RUN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(6,962)	$(6,863)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative effect of accounting change		1,120
Provision for bad debts	185	32
Depreciation and amortization	2,941	4,197
Equity in (earnings) losses of affiliated companies	1,041	1,754
Dividends received from affiliated company	41	105
Gain on sale of investments	(2,814)	(2,160)
Reduction in valuation of investment in affiliate		6,180
Net change in value of certain derivative instruments	3,493	(5,928)
Deferred income taxes	(3,749)	(1,621)
Accrued preferred stock dividend income		(79)
Change in operating assets and liabilities:
Accounts receivable	(6,591)	(4,650)
Inventories	(34)	16
Prepaid costs and expenses	(848)	(6,706)
Accounts payable and accrued expenses	7,708	10,299
Other long-term liabilities	(315)	999

Net cash used in continuing operations	(5,904)	(3,305)
Net cash provided by (used in) discontinued operations	(86)	1,996

Net cash used in operating activities	(5,990)	(1,309)

Cash flows from investing activities:
Capital expenditures	(332)	(582)
Investment in affiliated companies	(705)	(46)
Proceeds on sales of investments	16,803	5,000
Acquisition of business		(738)
Increase in other assets	(60)	(178)

Net cash provided by continuing operation investing activities	15,706	3,456
Net cash provided by discontinued operation investing activities	926	1,978

Net cash provided by investing activities	16,632	5,434

Cash flows from financing activities:
Borrowings from revolving lines of credit	13,650	18,250
Repayments on revolving lines of credit	(7,100)	(10,550)
Repayments on long-term debt	(20,793)	(10,000)
Debt issue costs	(508)	(597)
Issuance of preferred stock	2,400
Issuance of common stock, including exercise of stock options	385

Net cash used in financing activities	(11,966)	(2,897)

Net increase (decrease) in cash and cash equivalents	(1,324)	1,228
Cash and cash equivalents, beginning of period	2,637	619

Cash and cash equivalents, end of period	$1,313	$1,847

See accompanying notes to condensed consolidated financial statements.

BULL RUN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Redeemable
	Series B	Series A	Common Stock		Additional
	Preferred	Preferred			Paid-In
	Stock	Stock	Shares	Amount	Capital

As of June 30, 2001	$	$2,178	36,526	$365	$78,380
Exchange of series A preferred stock stock and common stock warrants for series B preferred stock	3,000	(2,178)			(822)
Issuance of Series B preferred stock	2,400
Issuance of common stock			467	5	345
Exercise of stock options			40	0	36
Other comprehensive loss
Preferred dividends
Net loss

As of December 31, 2001	$5,400	$—	37,033	$370	$77,939

		Other	Retained
		Comprehensive	Earnings	Total
	Treasury	Accumulated	(Accumulated	Stockholders'
	Stock	Loss	Deficit)	Equity

As of June 30, 2001	$(1,393)	$	$(41,926)	$37,604
Exchange of series A preferred stock stock and common stock warrants for series B preferred stock				(3,000)
Issuance of common stock				350
Exercise of stock options				36
Other comprehensive loss		(3,243)		(3,243)
Preferred dividends			(153)	(153)
Net loss			(6,962)	(6,962)

As of December 31, 2001	$(1,393)	$(3,243)	$(49,041)	$24,632

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the fiscal year ended June 30, 2001.

On December 17, 1999, Bull Run Corporation (“Bull Run”) acquired the stock of Host Communications, Inc. (“Host”), Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not previously owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition”). Effective July 1, 2000, USA was merged into Host.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the “Company”), after elimination of intercompany accounts and transactions.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. CHANGES IN ACCOUNTING METHODS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FASB Statement No. 142”) which changed the Company’s accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. In accordance with FASB Statement No. 142, commencing July 1, 2001, the Company ceased amortizing the unamortized amount of goodwill and trademarks, but the Company is now required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. The initial impairment test has been completed, and the Company concluded that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition did not exceed its net realizable value. Therefore, the adoption of FASB Statement No. 142 had no effect on the Company’s financial statements as of July 1, 2001. The value assigned to customer relationships will continue to be amortized over a 16-year average life, at a rate of approximately $1,125 per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method. FASB Statement No. 142 eliminated the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments, to the extent that such excess is attributable to indefinite life intangible assets.

Pro forma results for the three months and six months ended December 31, 2000, assuming FASB Statement No. 142 was effective as of July 1, 2000, are as follows:

	Three Months Ended	Six Months Ended
	December 31, 2000	December 31, 2000

Revenue from services rendered	$35,905	$59,888
Operating costs and expenses:
Amortization of acquisition intangibles	363	589
Total operating costs and expenses	33,068	60,086
Operating income (loss)	2,837	(198)
Equity in earnings (losses) of affiliated companies	(276)	(766)
Income (loss) before income taxes and cumulative effect adjustment	1,874	(5,101)
Income tax benefit (provision)	(923)	1,579
Income (loss) before cumulative effect adjustment	951	(3,522)
Net income (loss)	951	(4,642)
Income (loss) per share (basic and diluted):
Income (loss) before cumulative effect adjustment	$0.03	$(0.10)
Cumulative effect adjustment		(0.03)

Net income (loss)	$0.03	$(0.13)

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FASB Statement No. 133”). As a result, as of July 1, 2000, the Company recognizes all derivatives, which include the value of interest rate swap agreements and the value of the Company’s warrants to purchase common stock, on the balance sheet at fair value as a component of “Other assets.” As a result of the adoption of FASB Statement No. 133, the Company recorded a charge for the cumulative effect of the accounting change of $(1,120), net of a deferred tax benefit of $687. Changes in the value of these derivatives are recognized as earnings or losses. The valuation of warrants is based on independent appraisals, and the value of interest rate swaps is based on estimated market values provided by the counterparties to the swap agreements.

3. DISCONTINUED OPERATION

On September 29, 2000, the Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, for cash and a note payable in installments through September 2002. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of December 31, 2001, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current liabilities are presented net of current assets.

The following is a summary of assets and liabilities of discontinued operations:

	December 31,	June 30,
	2001	2001

Current assets:
Accounts receivable, net	$115	$168
Current liabilities:
Accounts payable and accrued expenses	(23)	(179)

	$92	$(11)

Noncurrent assets:
Undeveloped land held for sale	$	$700
Other assets	5	4

	$5	$704

For the three months ended September 30, 2000, Datasouth generated total revenues of $4,406 and a loss from operations of $201. No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth’s assets.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Six Months Ended
	December 31,

	2001	2000

Interest paid	$5,349	$6,194
Income taxes paid (recovered)	(432)	342

5. INVESTMENT IN AFFILIATED COMPANIES

The Company’s investment in affiliated companies is comprised of the following:

	December 31,	June 30,
	2001	2001

Gray Communications Systems, Inc.:
Common	$24,340	$24,515
Preferred		3,738
Sarkes Tarzian, Inc.		10,000
Rawlings Sporting Goods Company, Inc.	2,436	8,184
iHigh, Inc.	2,367	2,802
Other	1,615	1,160

	$30,758	$50,399

The Company accounts for its investments in Gray Communications Systems, Inc. (“Gray”) and iHigh, Inc. (“iHigh”) using the equity method. Until December 31, 2001, the Company accounted for its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) using the equity method on a one month lag basis, in order to align Rawlings’ fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company’s fiscal quarters. In December 2001, the two directors of the Company who also served on Rawlings’ board of directors resigned from Rawlings’ board. As a result, the Company no longer exercises significant influence over Rawlings’ policy-making decisions. Therefore, effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security. As of December 31, 2001, the current market value of the Company’s investment in Rawlings, based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, is reported on the balance sheet as a component of “Investment in affiliated companies.” The carrying value of the investment in excess of the current market value, net of deferred taxes, is reported in the balance sheet as “Other comprehensive accumulated loss.” Unrealized market value changes in Rawlings’ common stock will be reflected as a change in “Investment in affiliated companies” and “Other comprehensive accumulated loss,” except for any potential permanent impairment charges, which would be reported as losses in the Consolidated Statement of Operations.

The excess of the Company’s carrying value of its equity investments over the Company’s allocable share of the investees’ underlying equity, totaling approximately $7,765 and $12,700 as of December 31, 2001 and June 30, 2001, respectively, was amortized over 10 to 40 years until June 30, 2001, and such amortization (totaling $167 and $333 in the three months and six months ended December 31, 2000, respectively) resulted in a reduction in the Company’s equity in earnings of affiliated companies. Effective July 1, 2001, the Company adopted FASB Statement No. 142 which eliminated the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments (see Note 2).

Aggregated condensed operating results of Gray, Rawlings and iHigh were as follows (note that the amounts presented below for each of the three months and six months ended December 31, 2001 and 2000 include Rawlings’ results for each of the three months and six months ended November 30, 2001 and 2000, respectively):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenue	$76,572	$84,171	$141,635	$154,735
Income (loss) from operations	6,028	9,965	2,041	12,696
Net loss	(2,345)	(1,203)	(11,560)	(7,457)

Fifty percent of the purchase price of warrants to acquire Rawlings common stock acquired by the Company in November 1997 of $1,421 was originally payable to Rawlings, with interest at 7% per annum, in November 2001. The Company disputed the extent to which certain obligations under certain agreements by and between the Company and Rawlings had been fulfilled by Rawlings, and the terms of payment for amounts due Rawlings were thereby renegotiated. The renegotiated terms provide for monthly payments to be made to Rawlings from January 2002 through August 2002, totaling $1,421 plus accrued interest. The warrants expired unexercised in November 2001.

All remaining shares of Gray preferred stock owned by the Company were sold to parties affiliated with the Company in September 2001 for $6,803, resulting in a gain of $3,064. The Gray preferred stock, having a redemption value of $6,803, was acquired from Gray in 1997, along with detachable warrants to acquire Gray common stock, at an aggregate cost equal to the redemption value of the preferred stock. The Company retained the warrants, the value of which are included on the balance sheet as a component of “Other assets” (refer also to discussion of FASB Statement No. 133 in Note 2). In December 2001, Gray exercised its option to acquire the Company’s investment in Sarkes Tarzian, Inc. from the Company for the exercise price of $10,000.

In the three months ending March 31, 2002, the Company will recognize an extraordinary loss of approximately $600,000, net of tax, as its proportionate share of an extraordinary loss to be recognized by Gray related to a charge resulting from Gray’s early extinguishment of debt in January 2002.

6. LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for (a) two term loans (the “Term Loans”) for borrowings totaling $73,932 as of December 31, 2001, bearing interest at either the banks’ prime rate plus 1.5% or the London Interbank Offered Rate (“LIBOR”) plus 4.0%, with all amounts outstanding under the term loans due on February 22, 2002; and (b) a revolving loan commitment (the “Revolver”) for borrowings of up to $22,500 from December 1, 2001 until February 7, 2002 and $15,500 from February 8, 2002 until maturity on February 22, 2002, bearing interest at either the banks’ prime rate plus 1.0% or LIBOR plus 3.5%. Borrowings under the Revolver are limited to an amount not to exceed 100% of eligible accounts receivable and such borrowings may include up to $15,100 in outstanding letters of credit. As of December 31, 2001, borrowings of $20,925 and a letter of credit for $25 were outstanding under the Revolver. As of February 8, 2002, borrowings of $12,325 and a letter of credit for $25 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $3,150 at that date. As of December 31, 2001, borrowings totaling $73,400 under the Term Loans and $10,000 under the Revolver were subject to LIBOR-based rates of 6.19% and 5.63%, respectively, and borrowings of $532 under the Term Loans and $10,925 under the Revolver were subject to prime rate-based rates of 6.25% and 5.75%, respectively. Interest is payable monthly. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of minimum profitability thresholds determined quarterly. In February 2002, the Company and its lenders amended certain provisions of the credit agreement to, among other things, waive an event of default, modify borrowing capacity and revise the maturity date of the borrowings under the facility. The Company is currently negotiating the terms of an extension of the present facility expected to be executed prior to February 22, 2002 in order to provide a sufficient amount of time to successfully negotiate a long-term refinancing of the credit facility. Long-term debt is collateralized by all of the Company’s assets, including all of its investments in affiliated companies. In addition, the Company’s chairman of the board has personally guaranteed, in favor of the banks, approximately $79.8 million of the debt payable to the banks. Refer to “Management’s Discussion and Analysis – Liquidity and Capital Resources” for further discussion regarding management’s plans to provide sufficient liquidity subsequent to February 22, 2002.

In connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594. Interest is payable quarterly until maturity on January 17, 2003. In connection with the acquisition of certain business operations, the Company also has subordinated notes outstanding in the amount of $590, bearing interest at 9%, due in September 2002 with accrued interest. Payment of interest and principal on all of the subordinated notes is subordinate to the Company’s bank credit agreement.

The Company is a party to two interest rate swap agreements. The first agreement, terminating on December 31, 2002, involves the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, terminating December 31, 2002 (or December 31, 2004, at the bank’s option), involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. The aggregate fair market value of the interest rate swap agreements as of December 31, 2001 and June 30, 2001 are combined with the fair market value of other derivatives and included as a component of “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The net change in the aggregate fair market value of the interest rate swap agreements for the three months and six months ended December 31, 2001 and 2000 are combined with the net change in value of other derivatives and included in the Company’s Condensed Consolidated Statements of Operations for those periods (see Note 2).

7. INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes.

8. PREFERRED STOCK ISSUANCE AND EXCHANGE

The Company issued 2,400 shares of its redeemable series B convertible preferred stock (the “Series B Preferred Stock”) in November 2001 for cash of $2,400 to a company of which the Company’s chairman is an executive officer and principal stockholder. In addition, all holders of the Company’s series A preferred stock (the “Series A Preferred Stock”), consisting of companies of which the Company’s chairman is an executive officer and/or principal stockholder, elected to exchange their 3,000 shares of Series A Preferred Stock and the detachable warrants received by each holder in connection with Company’s issuance of the Series A Preferred Stock in June 2001 for 3,000 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible at the holder’s option into 1,000 shares of the Company’s common stock beginning in November 2003. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share. The Company has the option to redeem the Series B Preferred Stock at any time; however, the Series B Preferred Stock must be redeemed by the tenth anniversary of the date of issuance.

9. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Loss before cumulative effect adjustment	$(3,297)	$(33)	$(6,962)	$(5,743)
Cumulative effect of accounting change				(1,120)
Preferred dividends	(85)		(153)

Net loss available to common stockholders	$(3,382)	$(33)	$(7,115)	$(6,863)

Weighted average number of common shares outstanding for basic earnings (loss) per share	36,136	35,085	36,069	35,085
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted earnings (loss) per share	36,136	35,085	36,069	35,085

Loss per share (basic and diluted):
Loss before cumulative effect adjustment	$(0.09)	$(0.00)	$(0.20)	$(0.17)
Cumulative effect of accounting change				(0.03)

Net loss available to common stockholders	$(0.09)	$(0.00)	$(0.20)	$(0.20)

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net loss	$(3,297)	$(33)	$(6,962)	$(6,863)
Other comprehensive loss:
Change in the valuation of available-for-sale investments, net of deferred tax of $2,030	(3,243)		(3,243)

Comprehensive net loss	$(6,540)	$(33)	$(10,205)	$(6,863)

The change in valuation of available-for-sale investments resulted from the change in accounting for the Company’s investment in Rawlings from the equity method to accounting for it as an “available-for-sale” marketable security as discussed in Note 5. Increases (decreases) in the value of the Company’s investment in Rawlings common stock, as determined by the closing price of Rawlings common stock quoted on the Nasdaq Stock Market as the beginning and end of each fiscal period, will result in future comprehensive income (loss).

11. SEGMENT INFORMATION

The Company has four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); (b) event management and marketing services (“Affinity Events”); (c) association management services (“Affinity Management Services”) and (d) consulting services (“Consulting”). Information for each of the Company’s segments is presented below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues:
Collegiate Marketing and Production Services	$26,004	$26,910	$40,112	$42,600
Affinity Events	2,344	5,937	8,256	12,223
Affinity Management Services	5,728	3,052	8,808	5,054
Consulting	6	6	10	11

	$34,082	$35,905	$57,186	$59,888

Operating income (loss):
Collegiate Marketing and Production Services	$1,604	$3,688	$646	$3,336
Affinity Events	(1,870)	(483)	(2,367)	(2,541)
Affinity Management Services	480	530	678	636
Consulting	6	6	10	11
Amortization of acquisition intangibles	(365)	(1,020)	(621)	(2,157)
Unallocated general and administrative costs	(527)	(541)	(1,151)	(1,052)

	$(672)	$2,180	$(2,805)	$(1,767)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports, affinity marketing and management company through Host Communications, Inc. (“Host”), its primary operating business, which was acquired in December 1999. Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities and the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (Major League Soccer’s official 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations, such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing, sales representation and administration.

Effective December 17, 1999, the Company acquired (the “Host-USA Acquisition”) the stock of Host, Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not then owned, directly or indirectly, by the Company. Effective July 1, 2000, USA was merged into Host.

The Company also has significant investments in other sports and media companies, including Gray Communications Systems, Inc. (“Gray”), the owner and operator of 13 television stations, four newspapers and communications businesses; Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment; and iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. In December 2001, Gray exercised its option to acquire from the Company for $10,000,000, 33.5% of the outstanding common stock of Sarkes Tarzian, Inc. (“Tarzian”), the owner and operator of two television stations and four radio stations. The Company periodically provides consulting services to Gray for a fee, in connection with Gray’s acquisitions and dispositions. J. Mack Robinson, Chairman of the Board of the Company, is Chief Executive Officer and a director of Gray and the beneficial owner of Gray common stocks representing approximately 52.9% of the combined voting percent of Gray’s common stocks; Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is an Executive Vice President and a director of Gray and the beneficial owner of Gray common stocks representing approximately 37.9% of the combined voting percent of Gray’s common stocks; and Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is an Executive Vice President and a director of Gray and the beneficial owner of Gray common stocks representing approximately 42.4% of the combined voting percent of Gray’s common stocks. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages include the Company’s beneficial ownership of approximately 35.2% of the combined voting percent of Gray’s common stocks.

As of December 31, 2001, the Company owned approximately: 13.0% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to warrants to purchase additional Gray common stock; 10.1% of the outstanding common stock of Rawlings; and 35.1% of the outstanding common stock of iHigh.

Disposal of Computer Printer Operations

On September 29, 2000, the Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, for cash and a note payable in installments through September 2002. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of December 31, 2001, such differences will be reported as discontinued operations in future periods.

Liquidity and Capital Resources

As of December 31, 2001, the Company’s indebtedness to its bank lenders was $95,447,000. The Company and its bank lenders amended the Company’s bank credit agreement in February 2002 to waive an event of default, modify borrowing capacity and revise the maturity date of the obligations under the bank credit facility to February 22, 2002, among other changes. The Company and its bank lenders are currently negotiating the terms of an extension of the present facility for execution prior to February 22, 2002 and a long-term refinancing of the credit facility. Although the Company believes that it will be successful in negotiating an extension of the current facility to provide sufficient time for the successful negotiation of a long-term refinancing of the credit facility, there is no assurance that it will be able to do so. An extension of the current facility beyond February 22, 2002 may require, among other things, an increase in the amount of the personal guarantee currently provided by the Company’s chairman for the benefit of the banks. The Company’s chairman is under no obligation to increase the amount of his guarantee. A long-term refinancing of the credit facility may involve a significant reduction in the total amount of financing available from the bank lenders and, therefore, require the Company to sell certain investment assets held by the Company and/or issue and sell equity securities of the Company, which may include the Company’s preferred stock, in order to repay a portion of the existing indebtedness to the bank lenders. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a time frame required by the bank lenders, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it will be able to achieve an adequate amount of debt reduction to satisfy the bank lenders. The Company’s chairman of the board personally guarantees approximately $79.8 million of the debt outstanding under the current credit facility, and if the Company is unable to successfully negotiate an extension of the current facility by February 22, 2002 and ultimately refinance the credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the chairman to repay the amount of the loan up to the amount of his personal guarantee. Under the terms of his guarantee, the chairman would then have the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks as a secured creditor.

The Company met all of its principal payment requirements for the six months ended December 31, 2001, reducing its term debt by $20,793,000. In order to meet these principal payment obligations, the Company, as anticipated by the Company at the time it agreed to the principal maturity schedule, sold its remaining investments in Gray preferred stock and its investment in Tarzian common stock, resulting in cash proceeds of $16,803,000 in the six months ended December 31, 2001. In addition, the Company issued shares of its series B convertible preferred stock in the six months ended December 31, 2001, resulting in cash proceeds of $2,400,000.

Under the February 2002 amendment to the bank credit agreement, the maximum borrowings under the Company’s revolving credit facility was reduced from $20,000,000 to $15,500,000 until expiration of the facility on February 22, 2002, limited by a borrowing base computation determined as 100% of eligible accounts receivable. The Company believes that available borrowings under the revolving credit facility are sufficient to fund its working capital, capital spending and debt service requirements through February 22, 2002. As of the date of the amendment, the Company had available capacity under the revolving credit facility of $3,150,000.

In 1984, Host and the NCAA initiated the NCAA Corporate Partner Program. Under this program, Host partners with an exclusive group of corporations to link their target markets to and implement promotions around the NCAA and its championship events through a variety of advertising and promotional opportunities. Host’s current contract with the NCAA expires in August 2002. In July 2001, Host executed an agreement with CBS Sports for the exclusive right to continue administering the NCAA Corporate Partner Program, along with other NCAA marketing programs for the NCAA, beginning in September 2002 and terminating in 2013. Guaranteed rights fee expense under the current NCAA contract will be $19,417,000 and $3,333,000 for the fiscal years ending June 30, 2002 and 2003, respectively. The guaranteed rights fee payable to CBS Sports in four equal quarterly installments for the initial contract year beginning September 1, 2002 will be $40 million, with gradual annual increases throughout the 11-year period of the contract, for an aggregate guaranteed rights fee of $575 million. The increase in rights fees, as compared to the Company’s earlier NCAA agreement, primarily results from the increased marketing, licensing and media rights sublicensed by CBS under the new contract with CBS Sports compared to the Company’s current agreement directly with the NCAA.

Cash used in continuing operations for the six months ended December 31, 2001 was $5,904,000, compared to $3,305,000 for the same period in 2000. Income (loss) from operations before depreciation and amortization decreased $2,715,000 in the six months ended December 31, 2001 compared to the same period in 2000. In the six months ended December 31, 2001 and 2000, receivables increased $6,591,000 and $4,650,000, respectively, and accounts payable and accrued expenses increased $7,708,000 and $10,299,000, respectively, due, in each case, primarily to the seasonality of the Company’s Collegiate Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons which generally run from late August through late March or early April. In the six months ended December 31, 2001 prepaid costs and expenses increased $848,000 compared to an increase of $6,706,000 in the prior year six-month period due to a change in the timing of certain rights fees payments. Cash provided by (used in) discontinued operations was $(86,000) and $1,996,000 for the six months ended December 31, 2001 and 2000, respectively. The difference in cash provided by (used in) discontinued operations was primarily a result of reductions in inventories and accounts receivable in the prior year in connection with the sale of Datasouth on September 29, 2000.

Cash provided by continuing operation investing activities was $15,706,000 for the six months ended December 31, 2001 as a result of the Company’s sale of investments in Gray preferred stock and Tarzian common stock, resulting in proceeds of $16,803,000, net of capital expenditures and additional investments in affiliated companies, compared to $3,456,000 for the six months ended December 31, 2000 resulting from the Company’s sale of investments in Gray preferred stock for proceeds of $5,000,000, net of capital expenditures and cash used to acquire an operating business. Cash provided by discontinued operation investing activities was $926,000 and $1,978,000 in the six months ended December 31, 2001 and 2000, respectively, as a result of cash proceeds on the sale of Datasouth assets received during those periods.

Cash used in financing activities was $11,966,000 for the six months ended December 31, 2001 as a result of principal payments made on the Company’s bank term debt credit facilities totaling $20,793,000, less net borrowings under the Company’s revolving bank credit facility of $6,550,000. Cash used in financing activities was $2,897,000 for the six months ended December 31, 2000 as a result of principal payments made on the Company’s bank term debt credit facilities totaling $10,000,000, less net borrowings under the Company’s revolving bank credit facility of $7,700,000.

The Company is a party to two interest rate swap agreements described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $3,018,000 as of December 31, 2001.

Results of Operations – Three Months Ended December 31, 2001 Compared To Three Months Ended December 31, 2000

Total revenues associated with continuing operations for the three months ended December 31, 2001 were $34,082,000 compared to $35,905,000 for the same period in 2000. For the three months ended December 31, 2001 and 2000, the total revenue derived from the Collegiate Marketing and Production Services segment was $26,004,000 and $26,910,000, respectively; total revenue derived from the Affinity Events segment was $2,344,000 and $5,937,000, respectively; and total revenue derived from the Affinity Management Services segment was $5,728,000 and $3,052,000, respectively. Revenues derived from the Affinity Events segment declined from the prior year due to the change in timing of certain events and tours, the reduction in the scope of certain events and tours, and a decline in sponsor revenue associated with the Hoop-It-Up® 3-on-3 basketball tour. Revenues derived from the Company’s Affinity Management Services segment increased from the prior year primarily due to the addition of a new contract with the National Thoroughbred Racing Association that generated total revenues of $2,748,000 in the three months ended December 31, 2001. The Company’s Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company’s Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and to a lesser extent, September 30, since a significant amount of the revenue derived in this segment is generated during the Hoop-It-Up tour, which begins in March and runs through October in each year. Management believes that the weak U.S. economy has had a significantly unfavorable impact on corporate advertising, promotion and sponsorship spending, such as the advertising, promotional and sponsorship opportunities offered by the Company’s Collegiate Marketing and Production Services segment. Although the Company believes that the decline in corporate advertising, promotion and sponsorship spending is temporary, management cannot determine when or if such spending will return to historical levels. The Company believes that the weak economy and downturn in corporate spending will continue to have an unfavorable impact on its revenues and operating results for at least the remainder of the fiscal year, particularly since the sales cycle associated with events held during the current fiscal year is nearing its conclusion.

Operating costs and expenses were $34,754,000 for the three months ended December 31, 2001 compared to $33,725,000 for the same period in 2000. Direct operating costs for services rendered increased to $26,037,000 for the three month period ended December 31, 2001 from $23,401,000 for the same period in the prior year due primarily to an increase in contractually determined guaranteed rights fees charged by the NCAA and other collegiate institutions. Selling, general and administrative expenses decreased to $8,352,000 for the three month period ended December 31, 2001 from $9,304,000 for the same period in the prior year primarily due to reductions in employee compensation costs and travel expenses, most significantly in the Affinity Events segment. A change in accounting method for goodwill and other intangible assets (see “Changes in Accounting Methods” below and Note 2 to the Condensed Consolidated Financial Statements) resulted in the reduction of $655,000 in the amount of acquisition intangible amortization.

For the three months ended December 31, 2001 and 2000, the operating income from the Collegiate Marketing and Production Services segment was $1,604,000 and $3,688,000, respectively; the operating loss from the Affinity Events segment was $(1,870,000) and $(483,000), respectively; and the operating income from the Affinity Management Services segment was $480,000 and $530,000, respectively. The decline in the operating income in the Collegiate Marketing and Production Services segment was due primarily to the decrease in total revenue and increase in guaranteed rights fees expense discussed above. The increased operating loss in the Affinity Events segment was due to the change in timing of certain events and tours, the reduction in scope of certain events and tours, and a decline in sponsor revenue associated with the Hoop-It-Up tour, net of a reduction in the operating expenses of this segment, through internal operating efficiency initiatives and greater focus on cost control. Unallocated general and administrative costs slightly decreased to $527,000 in the three months ended December 31, 2001 from $541,000 in the same period of the prior year.

Equity in earnings (losses) of affiliated companies, totaling $(99,000) and $(771,000) for the three months ended December 31, 2001 and 2000, respectively, included the Company’s proportionate share of the earnings or losses of Gray, Rawlings, iHigh and certain other equity investments. The change in the accounting method for goodwill and other intangible assets had a favorable impact on the current year results by approximately $495,000.

The net appreciation (depreciation) in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $(1,348,000) and $6,050,000 for the three months ended December 31, 2001 and 2000, respectively, resulting from the change in the value of interest rate swap agreements caused by changes in prospective market interest rates, and changes in the aggregate value of the warrants.

Interest and dividend income of $256,000 for the three months ended December 31, 2000 was primarily derived from dividends on the Company’s investment in Gray series A and series B preferred stock, all of which was sold prior to the three months ended December 31, 2001. Shares of Gray series A preferred stock were redeemed by Gray in December 2000 resulting in a gain of $2,160,000. The Company incurred a $6,180,000 loss on an adjustment in the valuation of its investment in Quokka Sports, Inc. in the three months ended December 31, 2000.

Interest expense decreased to $2,467,000 for the three months ended December 31, 2001 from $3,175,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of $620,000 and $440,000 for the three months ended December 31, 2001 and 2000, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s chairman who, as previously noted, has personally guaranteed a significant amount of the Company’s debt under its bank credit agreement. The value of the shares issued on an annual basis is amortized over one year. Unamortized debt issue costs as of December 31, 2001 of $424,000 are being amortized over the remaining term of the Company’s bank credit agreement, which matures February 22, 2002.

Other income for the three months ended December 31, 2001 and 2000 consisted primarily of income on an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian for $10,000,000 plus related costs. Gray exercised its option in December 2001.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes. As of December 31, 2001 the Company has a net deferred tax asset of $16,969,000, primarily due to net operating loss carryforwards for federal tax purposes that expire beginning in 2018. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated investment assets in an amount sufficient to realize the deferred tax asset.

Results of Operations — Six Months Ended December 31, 2001 Compared To Six Months Ended December 31, 2000

Total revenues associated with continuing operations for the six months ended December 31, 2001 were $57,186,000 compared to $59,888,000 for the same period in 2000. For the six months ended December 31, 2001 and 2000, the total revenue derived from the Collegiate Marketing and Production Services segment was $40,112,000 and $42,600,000, respectively; total revenue derived from the Affinity Events segment was $8,256,000 and $12,223,000, respectively; and total revenue derived from the Affinity Management Services segment was $8,808,000 and $5,054,000, respectively. Revenues derived from the Collegiate Marketing and Production Services segment declined from the prior year due to a reduction in advertising and sponsorship revenues, discussed above in the section “Results of Operations – Three Months Ended December 31, 2001 Compared To Three Months Ended December 31, 2000.” Revenues derived from the Affinity Events segment declined from the prior year due to the change in timing of certain events and tours, the reduction in the scope of certain events and tours, and a decline in sponsor revenue associated with the Hoop-It-Up tour. Revenues derived from the Company’s

Affinity Management Services segment increased from the prior year primarily due to the addition of a new contract with the National Thoroughbred Racing Association that generated total revenues of $3,077,000 in the six months ended December 31, 2001.

Operating costs and expenses were $59,991,000 for the six months ended December 31, 2001 compared to $61,655,000 for the same period in 2000. Direct operating costs for services rendered increased to $42,378,000 for the six month period ended December 31, 2001 from $41,612,000 for the same period in the prior year due primarily to an increase in contractually determined guaranteed rights fees charged by the NCAA and other collegiate institutions. Selling, general and administrative expenses decreased to $16,992,000 for the six month period ended December 31, 2001 from $17,885,000 for the same period in the prior year primarily due to reductions in employee compensation costs and travel expenses, most significantly in the Affinity Events segment. The change in accounting method for goodwill and other intangible assets resulted in the reduction of $1,536,000 in the amount of acquisition intangible amortization.

For the six months ended December 31, 2001 and 2000, the operating income from the Collegiate Marketing and Production Services segment was $646,000 and $3,336,000, respectively; the operating loss from the Affinity Events segment was $(2,367,000) and $(2,541,000), respectively; and the operating income from the Affinity Management Services segment was $678,000 and $636,000, respectively. The decline in the operating income in the Collegiate Marketing and Production Services segment was due primarily to the decrease in total revenue and increase in guaranteed rights fees expense discussed above. The decline in the operating loss in the Affinity Events segment was due to a reduction in the operating expenses of this segment, through internal operating efficiency initiatives and greater focus on cost control, net of the impact of the change in timing of certain events and tours, the reduction in scope of certain events and tours, and a decline in sponsor revenue associated with the Hoop-It-Up tour. Unallocated general and administrative costs increased to $1,151,000 in the six months ended December 31, 2001 from $1,052,000 in the same period of the prior year due primarily to an increase in compensation costs, travel expenses and corporate governance expenses.

Equity in earnings (losses) of affiliated companies, totaling $(1,041,000) and $(1,754,000) for the six months ended December 31, 2001 and 2000, respectively, included the Company’s proportionate share of the earnings or losses of Gray, Rawlings, iHigh and certain other equity investments. The change in the accounting method for goodwill and other intangible assets had a favorable impact on the current year results by approximately $988,000.

The net appreciation (depreciation) in the value of derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $(3,493,000) and $5,928,000 for the six months ended December 31, 2001 and 2000, respectively, resulting from the change in the value of interest rate swap agreements caused by changes in prospective market interest rates, and changes in the aggregate value of the warrants.

Interest and dividend income of $139,000 and $502,000 for the six months ended December 31, 2001 and 2000, respectively, was primarily derived from dividends on the Company’s investment in Gray series A and series B preferred stock, all of which was sold by September 2001. Shares of Gray series A and series B preferred stock were sold in September 2001 resulting in a gain of $3,064,000. Shares of Gray series A preferred stock were redeemed by Gray in December 2000 resulting in a gain of $2,160,000. The Company incurred a $6,180,000 loss on an adjustment in the valuation of its investment in Quokka Sports, Inc. in the six months ended December 31, 2000.

Interest expense decreased to $5,192,000 for the six months ended December 31, 2001 from $6,238,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of $1,467,000 and $1,253,000 for the six months ended December 31, 2001 and 2000, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s chairman who, as previously noted, has personally guaranteed a significant amount of the Company’s debt under its bank credit agreement. In addition, amortization expense for the six months ended December 31, 2001 and 2000 included $235,000 and $395,000, respectively, for the reduction of previously unamortized debt issue costs as a result of amending certain terms of the bank credit agreement.

Other income for the six months ended December 31, 2001 and 2000 consisted primarily of income on an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian for $10,000,000 plus related costs. Gray exercised its option in December 2001.

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes.

The Company recognized a cumulative effect of accounting change adjustment of $1,120,000, net of deferred taxes of $687,000, in the six months ended December 31, 2001. Refer to “Changes in Accounting Methods” below and Note 2 to the Condensed Consolidated Financial Statements.

Interest Rate and Market Risk

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in Note 6 to the Condensed Consolidated Financial Statements) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company’s debt profile at December 31, 2001 and 2000, a 1% increase in market interest rates would increase interest expense and increase the loss before income taxes by $137,000 and $289,000 for the three months and six months ended December 31, 2001, respectively, and by $179,000 and $352,000 for the three months and six months ended December 31, 2000, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks and warrants to purchase common stocks, and previously held investments in Gray preferred stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management’s estimates of the aggregate fair value of the Company’s investments in affiliated companies (as described in Note 5 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments and related warrants would increase or decrease the aggregate market value by approximately $5.4 million as of December 31, 2001 and $8.7 million as of June 30, 2001.

Changes in Accounting Methods

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FASB Statement No. 142”) which changes the Company’s accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affects the Company’s accounting for its equity in earnings (losses) of affiliated companies. See Note 2 to the Condensed Consolidated Financial Statements for a more complete description of the provisions and effects of FASB Statement No. 142.

Effective July 1, 2000, the Company adopted the Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FASB Statement No. 133”). FASB Statement No. 133 requires the Company to recognize all derivatives, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, on the balance sheet at fair value. See Note 2 to the Condensed Consolidated Financial Statements for a more complete description of the provisions and effects of FASB Statement No. 133.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s and Gray’s leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (iii) Gray’s business depends, in part, on sales of advertising time and space and on its relationships with, and success of, its national network affiliates; (iv) significant segments of the Company’s business are seasonal; (v) adverse events affecting baseball, such as negative publicity or strikes, may adversely affect Rawlings’ business; (vi) the Company’s and Rawlings’ businesses depend on short term contracts and the inability to renew or extend these contracts could adversely affect their businesses; (vii) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vii) war or acts of terrorism or a continued domestic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorship and advertising sold by the Company and Gray.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 8, 2002, the Company filed a lawsuit in the State Court of Fulton County, Georgia, against Ernst & Young LLP, claiming negligent misrepresentation. The Company claims that it placed significant reliance on Ernst & Young’s audit reports on the audited financial statements of Universal Sports America, Inc. issued prior to the Company’s acquisition of Universal in December 1999, and that those financial statements contained material errors.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of the Company’s shareholders was held in Atlanta, Georgia on November 7, 2001. All of the proposals considered by shareholders were approved, as follows:

(1)	Proposal to elect J. Mack Robinson, Gerald N. Agranoff, James W. Busby, W. James Host, Hilton H. Howell, Jr., Monte C. Johnson and Robert S. Prather, Jr. as directors:

For:	27,675,399
Withhold:	212,835

(2)	Proposal to confirm the appointment of PricewaterhouseCoopers LLP as the independent auditors:

For:	27,772,532
Against:	26,700
Abstain:	89,002

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Second Amendment to Amended and Restated Credit Agreement, dated December 14, 2001
10.2	Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2002

(b)	Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION

Date: February 14, 2002	By: /s/ FREDERICK J. ERICKSON Frederick J. Erickson Vice President-Finance, Treasurer and Assistant Secretary