Form 10-Q
period 2002-03-31
BULL RUN CORP
filed 2002-05-15
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________.

         Commission file number 0-9385

Bull Run Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2458679
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA 30319
(Address of principal executive offices) (Zip Code)

(404) 266-8333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,180,695 shares of Common Stock, par value $.01 per share, were outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	March 31,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$217	$2,637
Accounts receivable, net of allowance of $345 and $545 as of March 31, 2002 and June 30, 2001, respectively	28,019	29,547
Inventories	547	494
Prepaid costs and expenses	2,912	3,117
Income taxes receivable	4,217	4,626
Deferred income taxes	121	121
Net current assets of discontinued segment	113

Total current assets	36,146	40,542
Property and equipment, net	5,882	6,623
Investment in affiliated companies	27,744	50,399
Goodwill	57,862	57,862
Customer relationships and trademarks	24,094	25,026
Deferred income taxes	19,261	11,069
Other assets	9,100	14,313
Net noncurrent assets of discontinued segment		704

	$180,089	$206,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$110,841	$20,590
Accounts payable	5,315	6,060
Deferred revenue	12,609	16,889
Accrued and other liabilities	23,782	13,942
Net current liabilities of discontinued segment		11

Total current liabilities	152,547	57,492
Long-term debt		107,693
Other liabilities	2,638	3,749

Total liabilities	155,185	168,934
Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 5 shares; $5,400 aggregate liquidation value)	5,400

Stockholders’ equity:
Series A preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 3 shares; $3,000 aggregate liquidation value)		2,178
Common stock, $.01 par value (authorized 100,000 shares; issued 37,723 and 36,526 shares as of March 31, 2002 and June 30, 2001, respectively)	377	365
Additional paid-in capital	78,315	78,380
Treasury stock, at cost (542 shares)	(1,393)	(1,393)
Other comprehensive accumulated loss	(1,910)
Retained earnings (accumulated deficit)	(55,885)	(41,926)

Total stockholders’ equity	19,504	37,604

	$180,089	$206,538

See accompanying notes to condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue from services rendered	$34,035	$35,645	$91,221	$95,533

Operating costs and expenses:
Direct operating costs for services rendered	27,852	25,158	70,230	66,770
Selling, general and administrative	7,412	10,496	24,404	28,381
Amortization of acquisition intangibles	311	1,127	932	3,285

Total operating costs and expenses	35,575	36,781	95,566	98,436

Loss from operations	(1,540)	(1,136)	(4,345)	(2,903)
Other income (expense):
Equity in earnings (losses) of affiliated companies	(224)	(924)	(1,265)	(2,678)
Gain on sale of investments			2,814	2,160
Reduction in valuation of investment in affiliate		(1,837)		(8,017)
Net change in value of certain derivative instruments	(445)	(1,359)	(3,938)	4,569
Interest and dividend income	10	144	149	646
Interest expense	(2,165)	(2,715)	(7,357)	(8,953)
Debt issue cost amortization	(691)	(557)	(2,158)	(1,810)
Other income (expense), net	(18)	173	316	1,117

Loss before income taxes, extraordinary item and cumulative adjustment	(5,073)	(8,211)	(15,784)	(15,869)
Income tax benefit	1,597	2,485	5,346	4,400

Loss before extraordinary item and cumulative effect adjustment	(3,476)	(5,726)	(10,438)	(11,469)
Extraordinary loss (net of tax benefit of $323)	(627)		(627)
Cumulative effect of accounting change (net of tax benefit of $1,350 in 2002 and $687 in 2001)	(2,620)		(2,620)	(1,120)

Net loss	(6,723)	(5,726)	(13,685)	(12,589)
Preferred dividends	(121)		(274)

Net loss available to common stockholders	$(6,844)	$(5,726)	$(13,959)	$(12,589)

Loss per share available to common stockholders, basic and diluted:
Loss before extraordinary item and cumulative effect adjustment	$(0.10)	$(0.16)	$(0.30)	$(0.33)
Extraordinary loss	(0.02)		(0.02)
Cumulative effect of accounting change	(0.07)		(0.07)	(0.03)

	$(0.19)	$(0.16)	$(0.39)	$(0.36)

See accompanying notes to condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(13,685)	$(12,589)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative effect of accounting change	2,620	1,120
Extraordinary loss	627
Provision for bad debts	272	638
Depreciation and amortization	4,351	6,325
Equity in (earnings) losses of affiliated companies	1,265	2,678
Dividends received from affiliated company	81	162
Gain on sale of investments	(2,814)	(2,160)
Reduction in valuation of investment in affiliate		8,017
Net change in value of certain derivative instruments	3,938	(4,569)
Deferred income taxes	(5,346)	(3,504)
Accrued preferred stock dividend income		(79)
Change in operating assets and liabilities:
Accounts receivable	1,255	3,013
Inventories	(53)	(57)
Prepaid costs and expenses	190	(3,917)
Accounts payable and accrued expenses	4,558	3,237
Other long-term liabilities	(717)	1,148

Net cash used in continuing operations	(3,458)	(537)
Net cash provided by (used in) discontinued operations	(107)	1,972

Net cash provided by (used in) operating activities	(3,565)	1,435

Cash flows from investing activities:
Capital expenditures	(448)	(875)
Investment in affiliated companies	(705)	(46)
Proceeds on sales of investments	16,803	5,330
Acquisition of business		(1,219)
Increase in other assets	(106)	(204)

Net cash provided by continuing operation investing activities	15,544	2,986
Net cash provided by discontinued operation investing activities	879	2,067

Net cash provided by investing activities	16,423	5,053

Cash flows from financing activities:
Borrowings from revolving lines of credit	19,700	22,925
Repayments on revolving lines of credit	(16,350)	(18,450)
Repayments on long-term debt	(20,793)	(10,000)
Debt issue costs	(620)	(596)
Issuance of preferred stock	2,400
Issuance of common stock, including exercise of stock options	385	4

Net cash used in financing activities	(15,278)	(6,117)

Net increase (decrease) in cash and cash equivalents	(2,420)	371
Cash and cash equivalents, beginning of period	2,637	619

Cash and cash equivalents, end of period	$217	$990

See accompanying notes to condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Redeemable
	Series B	Series A	Common Stock		Additional
	Preferred	Preferred			Paid-In
	Stock	Stock	Shares	Amount	Capital

As of June 30, 2001	$	$2,178	36,526	$365	$78,380
Exchange of series A preferred stock stock and common stock warrants for series B preferred stock	3,000	(2,178)			(822)
Issuance of Series B preferred stock	2,400
Issuance of common stock			1,157	12	721
Exercise of stock options			40	0	36
Other comprehensive loss
Preferred dividends
Net loss

As of March 31, 2002	$5,400	$—	37,723	$377	$78,315

		Other	Retained
		Comprehensive	Earnings	Total
	Treasury	Accumulated	(Accumulated	Stockholders'
	Stock	Loss	Deficit)	Equity

As of June 30, 2001	$(1,393)	$	$(41,926)	$37,604
Exchange of series A preferred stock stock and common stock warrants for series B preferred stock				(3,000)
Issuance of common stock				733
Exercise of stock options				36
Other comprehensive loss		(1,910)		(1,910)
Preferred dividends			(274)	(274)
Net loss			(13,685)	(13,685)

As of March 31, 2002	$(1,393)	$(1,910)	$(55,885)	$19,504

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

On December 17, 1999, Bull Run Corporation (“Bull Run”) acquired the stock of Host Communications, Inc. (“Host”), Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not previously owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition”). All operations of the acquired entities are now combined under Host.

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

2.   CHANGES IN ACCOUNTING METHODS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FASB Statement No. 142”) which changed the Company’s accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. In accordance with FASB Statement No. 142, commencing July 1, 2001, the Company ceased amortizing the unamortized amount of goodwill and trademarks. The Company is now required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. The initial impairment test has been completed, and the Company concluded that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition did not exceed its net realizable value. Therefore, the adoption of FASB Statement No. 142 had no effect on the Company’s financial statements as of July 1, 2001. The value assigned to customer relationships will continue to be amortized over a 16-year average life, at a rate of approximately $1,125 per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method. FASB Statement No. 142 also eliminated the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments, to the extent that such excess is attributable to indefinite life intangible assets.

Pro forma results for the three months and nine months ended March 31, 2001, assuming FASB Statement No. 142 was effective as of July 1, 2000, are as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2001	March 31, 2001

Revenue from services rendered	$35,645	$95,533
Operating costs and expenses:
Amortization of acquisition intangibles	318	907
Total operating costs and expenses	35,972	96,058
Loss from operations	(327)	(525)
Equity in earnings (losses) of affiliated companies	(696)	(1,461)
Loss before income taxes and cumulative effect adjustment	(7,174)	(12,274)
Income tax benefit	2,317	4,064
Loss before cumulative effect adjustment	(4,857)	(8,210)
Net loss	(4,857)	(9,330)
Loss per share available to common stockholders (basic and diluted):
Loss before cumulative effect adjustment	$(0.14)	$(0.24)
Cumulative effect of accounting change		(0.03)

Net loss	$(0.14)	$(0.27)

Gray Communications Systems, Inc. (“Gray”), a 13.0%-owned affiliate of the Company, adopted FASB Statement No. 142 effective January 1, 2002 and reported a $30,592 charge for the cumulative effect of the change in its accounting for goodwill and other intangible assets. As a result of this charge reported by Gray, in the three months and nine months ended March 31, 2002 the Company has recognized a cumulative effect of accounting change adjustment of $2,620, net of tax, as its proportionate share of the cumulative effect adjustment recognized by Gray in January 2002.

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FASB Statement No. 133”). Commencing July 1, 2000, the Company recognizes the value of all derivative instruments (i.e., warrants to purchase additional shares of Gray common stock and interest rate swap agreements) on the balance sheet at fair value as a component of “Other assets.” As a result of the adoption of FASB Statement No. 133, the Company recorded a charge for the cumulative effect of the accounting change of $(1,120), net of a deferred tax benefit of $687. Changes in the value of these derivative instruments subsequent to July 1, 2000 are recognized as earnings or losses. The valuation of the warrants is based on an independent appraisal and the valuations of interest rate swap agreements are based on estimated market values provided by the counterparties to the agreements.

3.   DISCONTINUED OPERATION

On September 29, 2000, the Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, for cash and an installment note payable to the Company. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of March 31, 2002, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current liabilities are presented net of current assets.

The following is a summary of assets and liabilities of discontinued operations:

	March 31,	June 30,
	2002	2001

Current assets:
Accounts receivable, net	$113	$168
Current liabilities:
Accounts payable and accrued expenses		(179)

	$113	$(11)

Noncurrent assets:
Undeveloped land held for sale	$	$700
Other assets		4

	$—	$704

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

4.   SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Nine Months Ended
	March 31,

	2002	2001

Interest paid	$7,954	$9,200
Income taxes paid (recovered)	$(411)	$333
Noncash investing and financing activity, issuance of common stock in connection with debt issue costs	$383	$1,219

5.   INVESTMENT IN AFFILIATED COMPANIES

In the three months ended March 31, 2002, the Company recognized an extraordinary loss of $627, net of tax, as its proportionate share of an extraordinary loss recognized by Gray in January 2002 related to a charge resulting from Gray’s early extinguishment of debt.

In the three months ended March 31, 2002, the Company recognized the cumulative effect of an accounting change of $2,620, net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 (refer also to the discussion of FASB Statement No. 142 in Note 2.)

The Company’s investment in affiliated companies is comprised of the following:

	March 31,	June 30,
	2002	2001

Gray Communications Systems, Inc.:
Common	$19,299	$24,515
Preferred		3,738
Sarkes Tarzian, Inc.		10,000
Rawlings Sporting Goods Company, Inc.	4,605	8,184
iHigh, Inc.	2,225	2,802
Other	1,615	1,160

	$27,744	$50,399

The Company accounts for its investments in Gray and iHigh, Inc. (“iHigh”) using the equity method. Until December 31, 2001, the Company accounted for its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) using the equity method on a one month lag basis, in order to align Rawlings’ fiscal quarters ending November 30, February 28, May 31 and August 31 with the Company’s fiscal quarters. In December 2001, the two directors of the Company who also served on Rawlings’ board of directors resigned from Rawlings’ board. As a result, the Company no longer exercises significant influence over Rawlings’ policy-making decisions. Therefore, effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security. As of December 31, 2001, the current market value of the Company’s investment in Rawlings, based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, is reported on the balance sheet as a component of “Investment in affiliated companies.” The carrying value of the investment in excess of the current market value, net of deferred taxes, is reported in the balance sheet as “Other comprehensive accumulated loss.” Unrealized market value changes in Rawlings’ common stock will be reflected as a change in “Investment in affiliated companies” and “Other comprehensive accumulated loss,” except for any potential permanent impairment charges, which would be reported as losses in the Consolidated Statement of Operations.

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

Aggregated condensed operating results of Gray and iHigh were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenue	$38,306	$37,768	$118,416	$126,996
Income from operations	8,001	1,621	16,150	16,614
Extraordinary loss	(7,317)		(7,317)
Cumulative effect of accounting change	(30,592)		(30,592)
Net loss	(38,400)	(5,894)	(45,254)	(10,376)

The excess of the Company’s carrying value of its equity investments over the Company’s allocable share of the investees’ underlying equity, totaling approximately $8,442 and $8,300 as of March 31, 2002 and June 30, 2001, respectively, was amortized over 10 to 40 years until June 30, 2001, and such amortization (totaling $233 in the nine months ended March 31, 2001) resulted in a reduction in the Company’s equity in earnings of affiliated companies. Effective July 1, 2001, the Company adopted FASB Statement No. 142, thereby eliminating the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments (see Note 2), all of which is attributable to investee’s indefinite life intangibles.

6.   LONG-TERM DEBT

The Company is a party to a credit agreement with a group of banks providing for (a) two term loans (the “Term Loans”) for borrowings totaling $73,932 as of March 31, 2002, bearing interest at either the banks’ prime rate plus 1.5% or the London Interbank Offered Rate (“LIBOR”) plus 4.0%, with all amounts outstanding under the term loans due on its maturity date of June 28, 2002; and (b) a revolving loan commitment (the “Revolver”) for borrowings of up to $20,000 until its maturity date of June 28, 2002, bearing interest at either the banks’ prime rate plus 1.0% or LIBOR plus 3.5%. Borrowings under the Revolver are limited to an amount not to exceed 100% of eligible accounts receivable plus $5,000 and such borrowings may include up to $15,100 in outstanding letters of credit. As of March 31, 2002, borrowings of $17,725 and a letter of credit for $25 were outstanding under the Revolver. As of March 31, 2002, all borrowings under the Term Loans and all borrowings under the Revolver were subject to prime rate-based rates of 6.25% and 5.75%, respectively. Interest is payable monthly. The credit agreement contains certain financial covenants, the most restrictive of which requires the maintenance of minimum profitability thresholds determined quarterly. Under two agreements effective February 22, 2002 and March 29, 2002, the Company and its lenders amended certain provisions of the credit agreement to waive certain events of default, modify borrowing capacity and borrowing capacity restrictions, and revise the maturity date of the obligations under the bank credit facility, among other changes. Under the terms of the amendment dated March 29, 2002, the Company had available capacity under the revolving credit facility of $2,250 as of March 31, 2002.

Long-term debt is collateralized by all of the Company’s assets, including all of its investments in affiliated companies. In addition, the Company’s chairman of the board has personally guaranteed, in favor of the banks, substantially all of the debt payable to the banks. In connection with this guarantee, the Company periodically compensates the chairman by issuing to him restricted shares of the Company’s common stock. During the nine months ended March 31, 2002 and 2001, the Company issued to its chairman 689,902 shares and 696,429 shares, respectively. Refer to “Management’s Discussion and Analysis – Liquidity and Capital Resources” for further discussion regarding management’s plans to provide sufficient liquidity subsequent to June 28, 2002.

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

The Company is a party to two interest rate swap agreements. The first agreement, terminating on December 31, 2002, involves the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, terminating December 31, 2002 (or December 31, 2004, at the bank’s option), involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt. The aggregate fair market value of the interest rate swap agreements as of March 31, 2002 and June 30, 2001 are combined with the fair market value of other derivative instruments and included as a component of “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The net change in the aggregate fair market value of the interest rate swap agreements for the three months and nine months ended March 31, 2002 and 2001 are combined with the net change in value of other derivatives and included in the Company’s Condensed Consolidated Statements of Operations for those periods (see Note 2).

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

9.   EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Loss before extraordinary item and cumulative effect adjustment	$(3,476)	$(5,726)	(10,438)	$(11,469)
Extraordinary loss	(627)		(627)
Cumulative effect of accounting change	(2,620)		(2,620)	(1,120)
Preferred dividends	(121)		(274)

Net loss available to common stockholders	$(6,844)	$(5,726)	$(13,959)	$(12,589)

Weighted average number of common shares outstanding for basic and diluted loss per share	36,514	35,213	36,217	35,128
Loss per share (basic and diluted):
Loss before extraordinary item and cumulative effect adjustment	$(0.10)	$(0.16)	$(0.30)	$(0.33)
Extraordinary loss	(0.02)		(0.02)
Cumulative effect of accounting change	(0.07)		(0.07)	(0.03)

Net loss available to common stockholders	$(0.19)	$(0.16)	$(0.39)	$(0.36)

10.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(6,723)	$(5,726)	$(13,685)	$(12,589)
Other comprehensive loss:
Change in the valuation of available-for-sale investments, net of deferred tax	1,333		(1,910)

Comprehensive loss	$(5,390)	$(5,726)	$(15,595)	$(12,589)

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues:
Collegiate Marketing and Production Services	$29,050	$30,115	$69,162	$72,716
Affinity Events	2,466	2,758	10,721	14,981
Affinity Management Services	2,519	2,764	11,328	7,817
Consulting		8	10	19

	$34,035	$35,645	$91,221	$95,533

Operating income (loss):
Collegiate Marketing and Production Services	$274	$1,667	$921	$5,003
Affinity Events	(1,066)	(1,200)	(3,433)	(3,740)
Affinity Management Services	54	132	732	768
Consulting		8	10	19
Amortization of acquisition intangibles	(311)	(1,127)	(932)	(3,285)
Unallocated general and administrative costs	(491)	(616)	(1,643)	(1,668)

	$(1,540)	$(1,136)	$(4,345)	$(2,903)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports, affinity marketing and management company through Host Communications, Inc. (“Host”), its primary operating business, which was acquired in December 1999. Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities and the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (Major League Soccer’s official 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations, such as the National Tour Association and Quest (the J.D. Edwards users group association) with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing, sales representation and administration.

Effective December 17, 1999, the Company acquired the stock of Host, Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not then owned, directly or indirectly, by the Company (the “Host-USA Acquisition”). All operations of the acquired entities are now combined under Host.

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

As of March 31, 2002, the Company owned approximately: 13.0% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to warrants to purchase additional Gray common stock; 10.1% of the outstanding common stock of Rawlings; and 35.1% of the outstanding common stock of iHigh.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

On September 29, 2000, the Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, for cash and an installment note payable to the Company. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of March 31, 2002, such differences will be reported as discontinued operations in future periods.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the Board of the Company, is Chief Executive Officer and a director of Gray and the beneficial owner of Gray common stocks representing approximately 52.9% of the combined voting percent of Gray’s common stocks. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is an Executive Vice President and a director of Gray and the beneficial owner of Gray common stocks representing approximately 37.9% of the combined voting percent of Gray’s common stocks. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is an Executive Vice President and a director of Gray and the beneficial owner of Gray common stocks representing approximately 42.4% of the combined voting percent of Gray’s common stocks. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages includes the Company’s beneficial ownership of approximately 35.2% of the combined voting percent of Gray’s common stocks.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers the following accounting policies to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results.

Goodwill and Other Intangible Assets –
 Goodwill and purchased intangible assets (i.e., customer relationships and trademarks) associated with the Host-USA Acquisition were amortized over their estimated useful lives on a straight-line basis until June 30, 2001. Goodwill and intangible assets, net of accumulated amortization, were $81,956,000 as of March 31, 2002 and $82,888,000 as of June 30, 2001, of which, goodwill was $57,862,000 as of both dates. Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FASB Statement No. 142”) which changed the Company’s accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. In accordance with FASB Statement No. 142, commencing July 1, 2001, the Company ceased amortizing the unamortized amount of goodwill and trademarks, but the Company is now required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. The initial impairment test has been completed, and the Company concluded that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition did not exceed its net realizable value. Therefore, the adoption of FASB Statement No. 142 had no effect on the Company’s financial statements as of July 1, 2001. The value assigned to customer relationships will continue to be amortized over a 16-year average life, at a rate of approximately $1,125,000 per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method.

FASB Statement No. 142 also eliminated the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments, to the extent that such excess is attributable to indefinite life intangible assets. The carrying value of the Company’s investment in Gray of $19,299,000 as of March 31, 2002 is largely dependent on Gray’s assessment of the value of Gray’s goodwill, broadcast licenses, network affiliation agreements and other intangible assets. Impairment in Gray’s carrying value of its intangible assets could have a significant impact on the Company’s carrying value of its investment in Gray.

Deferred Income Taxes –
 Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of March 31, 2002 the Company has a net deferred tax asset of $19,382,000, primarily due to net operating loss carryforwards for federal tax purposes that expire beginning in 2018. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated investment assets in an amount sufficient to realize the deferred tax asset.

Derivative Instruments and Hedging Activities –
 Effective July 1, 2000, the Company adopted the Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FASB Statement No. 133”). FASB Statement No. 133 requires the Company to recognize all derivative instruments (i.e., warrants to purchase additional shares of Gray common stock and interest rate swap agreements) on the balance sheet at fair value. The Company’s adoption of this Statement resulted in a decrease in Stockholders’ Equity and Total Assets of $1,120,000 as of July 1, 2000. Changes in the estimated fair value of derivatives that do not meet the specific criteria in FASB Statement No. 133 for hedge accounting (and none of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment) are included in the earnings (losses) reported for the period of the change. Management estimates the fair value of the warrants based on independent appraisals received on a quarterly basis, and estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Investments in Affiliated Companies –
 The Company accounts for its investments in Gray and iHigh, and until December 31, 2001, Rawlings, by the equity method. Effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security. (See Notes 5 and 10 to the Condensed Consolidated Financial Statements for a complete discussion of the accounting for the investment in Rawlings.) As a result, the Company’s carrying value of its investment in Rawlings is based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and is reported on the balance sheet as a component of “Investment in affiliated companies.” As of March 31, 2002, the Company’s unrealized loss in its investment in Rawlings, as reported as “Other comprehensive accumulated loss,” was $3,105,000. If and when management believes that any or all of the unrealized loss represents a permanent impairment in the estimated value of the investment in Rawlings, the estimated impairment amount would be charged to the earnings (losses) reported for the period in which that determination was made. Likewise, if management determines that the carrying value of those investments accounted for by the equity method become permanently impaired in whole or in part, the estimated amount of the permanent impairment would be charged to the earnings (losses) reported for the period in which that determination was made. Management has made such permanent impairment determinations in prior years, and accordingly in the period of such determination, the Company reduced the carrying value of the investment and reported an associated charge in its Statement of Operations. For the three months and nine months ended March 31, 2002, no permanent impairment charges were determined to be necessary.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –
 As of March 31, 2002, the Company’s indebtedness to its bank lenders was $91,657,000. Under two agreements effective February 22, 2002 and March 29, 2002, the Company and its bank lenders amended the Company’s bank credit agreement to waive certain events of default, modify borrowing capacity and borrowing capacity restrictions, and revise the maturity date of the obligations under the bank credit facility to June 28, 2002, among other changes. The Company expects to negotiate the terms of a long-term refinancing of the credit facility for execution prior to June 28, 2002. Although the Company believes that it will be successful in negotiating a long-term refinancing of the credit facility, there is no assurance that it will be able to do so. A long-term refinancing of the credit facility may involve a significant reduction in the total amount of financing available from the bank lenders and, therefore, require the Company to sell certain investment assets held by the Company and/or issue and sell equity securities of the Company, which may include the Company’s preferred stock, in order to repay a portion of the existing indebtedness to the bank lenders. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a time frame required by the bank lenders, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it would be able to achieve an adequate amount of debt reduction to satisfy the bank lenders. The Company’s chairman of the board personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to successfully negotiate a long-term refinancing by June 28, 2002 or an extension of the current facility beyond June 28, 2002, it is likely that the bank lenders would call the guarantee, thereby requiring the chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the chairman has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks as a secured creditor.

In connection with the Host-USA Acquisition, the Company issued subordinated notes on December 17, 1999, bearing interest at 8%, having an aggregate face value of $18,594,000. Interest is payable quarterly until maturity on January 17, 2003. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement. The Company does not currently anticipate having the ability to repay the $18,594,000 outstanding under the subordinated notes by the January 17, 2003 maturity date due to restrictions placed on making such payments under the Company’s present bank credit facility and the anticipated terms of a long-term refinancing of the senior credit facility with its banks. Interest on overdue principal payments on the subordinated notes accrues at an annual rate of 10%.

The Company met all of its principal payment requirements for the nine months ended March 31, 2002, reducing its term debt by $20,793,000. In order to meet these principal payment obligations, the Company, as anticipated by the Company at the time it agreed to the principal maturity schedule, sold its remaining investments in Gray preferred stock and its investment in Tarzian common stock, resulting in cash proceeds of $16,803,000. In addition, the Company issued shares of its series B convertible preferred stock, resulting in cash proceeds of $2,400,000.

The maximum borrowings under the Company’s revolving credit facility are $20,000,000 until expiration of the facility on June 28, 2002, limited by a borrowing base computation determined as 100% of eligible accounts receivable plus $5,000,000. The Company believes that available borrowings under the revolving credit facility are sufficient to fund its working capital, capital spending and debt service requirements through June 28, 2002. Under the terms of the amendment dated March 29, 2002, the Company had available capacity under the revolving credit facility of $2,250,000 as of March 31, 2002.

Historical Cash Flow Information –
 Cash used in continuing operations for the nine months ended March 31, 2002 was $3,458,000, compared to $537,000 for the same period in the prior year. Income (loss) from operations before depreciation and amortization decreased $3,919,000 in the nine months ended March 31, 2002 compared to the same period in the prior year. In the nine months ended March 31, 2002 and 2001, receivables decreased $1,255,000 and $3,013,000, respectively, and accounts payable and accrued expenses increased $4,558,000 and $3,237,000, respectively, due, in each case, primarily to the seasonality of the Company’s Collegiate Marketing and Production Services segment, which generates most of its revenue during the collegiate football and basketball seasons which generally run from late August through late March or early April. In the nine months ended March 31, 2002 and 2001, prepaid costs and expenses decreased (increased) $190,000 and $(3,917,000), respectively, due to a change in the timing of certain rights fees payments. Cash provided by (used in) discontinued operations was $(107,000) and $1,972,000 for the nine months ended March 31, 2002 and 2001, respectively. The difference in cash provided by (used in) discontinued operations was primarily a result of reductions in inventories and accounts receivable in the prior year in connection with the sale of Datasouth on September 29, 2000.

Cash provided by continuing operation investing activities was $15,544,000 for the nine months ended March 31, 2002 as a result of the Company’s sale of investments in Gray preferred stock and Tarzian common stock, resulting in proceeds of $16,803,000, net of capital expenditures and additional investments in affiliated companies, compared to $2,986,000 for the nine months ended

March 31, 2001 resulting from the Company’s sales of investments for aggregate proceeds of $5,330,000, net of capital expenditures and cash used to acquire an operating business. Cash provided by discontinued operation investing activities was $879,000 and $2,067,000 in the nine months ended March 31, 2002 and 2001, respectively, as a result of cash proceeds on the sale of Datasouth assets received during those periods.

Cash used in financing activities was $15,278,000 for the nine months ended March 31, 2002 as a result of principal payments made on the Company’s bank term debt credit facilities totaling $20,793,000, less net borrowings under the Company’s revolving bank credit facility of $3,350,000. Cash used in financing activities was $6,117,000 for the nine months ended March 31, 2001 as a result of principal payments made on the Company’s bank term debt credit facilities totaling $10,000,000, less net borrowings under the Company’s revolving bank credit facility of $4,475,000.

Commitments –
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

The Company is a party to two interest rate swap agreements described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $2,186,000 as of March 31, 2002.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Results Derived from Operating Businesses –
 Total revenues associated with continuing operations for the three months ended March 31, 2002 were $34,035,000 compared to $35,645,000 for the same period in 2001. For the three months ended March 31, 2002 and 2001, the total revenue derived from the Collegiate Marketing and Production Services segment was $29,050,000 and $30,115,000, respectively; total revenue derived from the Affinity Events segment was $2,466,000 and $2,758,000, respectively; and total revenue derived from the Affinity Management Services segment was $2,519,000 and $2,764,000, respectively. Management believes that the weak U.S. economy has had a significantly unfavorable impact on corporate advertising, promotion and sponsorship spending, such as the advertising, promotional and sponsorship opportunities offered by the Company’s Collegiate Marketing and Production Services segment. Although the Company believes that the decline in corporate advertising, promotion and sponsorship spending is temporary, management cannot determine when or if such spending will return to historical levels. The Company believes that the weak economy and downturn in corporate spending will continue to have an unfavorable impact on its revenues and operating results for at least the remainder of the fiscal year, particularly since the sales cycle associated with events held during the current fiscal year has substantially concluded. Revenues derived from the Affinity Events segment declined from the prior year primarily due to the reduction in the scope of certain events and tours.

The Company’s Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending December 31 and March 31, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons. The Company’s Affinity Events business is also seasonal, in that the majority of the revenue and operating profit is derived during the fiscal quarters ending June 30 and to a lesser extent, September 30, since a significant amount of the revenue derived in this segment is generated during the NBA Hoop-It-Up tour, which begins in March and runs through October in each year.

Operating costs and expenses were $35,575,000 for the three months ended March 31, 2002 compared to $36,781,000 for the same period in 2001. Direct operating costs for services rendered increased to $27,852,000 for the three month period ended March 31, 2002 from $25,158,000 for the same period in the prior year due primarily to an increase in contractually determined guaranteed rights fees charged by the NCAA and other collegiate institutions. Selling, general and administrative expenses decreased to $7,412,000 for the three month period ended March 31, 2002 from $10,496,000 for the same period in the prior year primarily due to reductions in the number of employees and travel expenses, most significantly in the Affinity Events segment. A change in accounting method for goodwill and other intangible assets (see “Changes in Accounting Methods” below and Note 2 to the Condensed Consolidated Financial Statements) resulted in the reduction of $816,000 in the amount of acquisition intangible amortization.

For the three months ended March 31, 2002 and 2001, the operating income from the Collegiate Marketing and Production Services segment was $274,000 and $1,667,000, respectively; the operating loss from the Affinity Events segment was $(1,066,000) and $(1,200,000), respectively; and the operating income from the Affinity Management Services segment was $54,000 and $132,000, respectively. The decline in the operating income in the Collegiate Marketing and Production Services segment was due primarily to the decrease in total revenue and increase in guaranteed rights fees expense discussed above. The change in the amount of operating loss in the Affinity Events segment was affected by the decline in revenue, but offset by the reduction in the operating expenses of this segment through internal operating efficiency initiatives and greater focus on cost control. Unallocated general and administrative costs decreased to $491,000 in the three months ended March 31, 2002 from $616,000 in the same period of the prior year primarily due to a reduction in compensation costs.

Results Derived from Investments and Derivative Instruments –
 Equity in earnings (losses) of affiliated companies, totaling $(224,000) and $(924,000) for the three months ended March 31, 2002 and 2001, respectively, included the Company’s proportionate share of the earnings or losses of Gray, iHigh and certain other equity investments in 2002 and 2001, and of Rawlings in 2001 only. Prior to December 31, 2001, the Company’s investment in Rawlings was determined using the equity method of accounting and the Company recognized its proportionate share of the earnings or losses of Rawlings in the Statement of Operations; subsequent to December 31, 2001, the Company accounts for its investment in Rawlings as an “available-for-sale” marketable security (see Notes 5 and 10 to the Condensed Consolidated Financial Statements). The change in the accounting method for goodwill and other intangible assets had a favorable impact on the current year results by approximately $228,000.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $(445,000) and $(1,359,000) for the three months ended March 31, 2002 and 2001, respectively, resulting from changes in the aggregate appraised value of the warrants and the changes in the values of interest rate swap agreements caused by changes in prospective market interest rates.

Interest and dividend income of $144,000 for the three months ended March 31, 2001 was primarily derived from dividends on the Company’s investment in Gray series A and series B preferred stock, all of which was sold by September 2001. The Company incurred a $1,837,000 loss on a non-cash adjustment in the valuation of its investment in Quokka Sports, Inc. in the three months ended March 31, 2001.

Other income for the three months ended March 31, 2001 consisted primarily of income on an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian for $10,000,000 plus related costs. Gray exercised its option in December 2001.

In the three months ended March 31, 2002, the Company recognized an extraordinary loss of $627,000, net of tax, as its proportionate share of an extraordinary loss recognized by Gray in January 2002 related to a charge resulting from Gray’s early extinguishment of debt.

In the three months ended March 31, 2002, the Company recognized the cumulative effect of an accounting change of $2,620,000, net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 in connection with a change in Gray’s accounting for goodwill and other intangible assets.

Interest Expense and Debt Related Costs –
 Interest expense decreased to $2,165,000 for the three months ended March 31, 2002 from $2,715,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of $691,000 and $557,000 for the three months ended March 31, 2002 and 2001, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s chairman who, as previously noted, has personally guaranteed the Company’s debt under its bank credit agreement. The value of the shares issued on an annual basis is amortized over the period for which it benefits, which is typically one year or the period ending on the maturity date of the credit agreement. Unamortized debt issue costs as of March 31, 2002 of $228,000 are being amortized over the remaining term of the Company’s bank credit agreement, which matures June 28, 2002.

Income Taxes –
 The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes.

RESULTS OF OPERATIONS — NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

Results Derived from Operating Businesses –
Total revenues associated with continuing operations for the nine months ended March 31, 2002 were $91,221,000 compared to $95,533,000 for the same period in the prior year. For the nine months ended December 31, 2001 and 2000, the total revenue derived from the Collegiate Marketing and Production Services segment was $69,612,000 and $72,716,000, respectively; total revenue derived from the Affinity Events segment was $10,721,000 and $14,981,000, respectively; and total revenue derived from the Affinity Management Services segment was $11,328,000 and $7,817,000, respectively. Revenues derived from the Collegiate Marketing and Production Services segment declined from the prior year due to a reduction in advertising and sponsorship revenues, discussed above in the section “Results of Operations – Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001.” Revenues derived from the Affinity Events segment declined from the prior year due to the change in timing of certain events and tours, the reduction in the scope of certain events and tours, and a decline in sponsor revenue associated with the NBA Hoop-It-Up tour. Revenues derived from the Company’s Affinity Management Services segment increased from the prior year primarily due to the addition of a new contract with the National Thoroughbred Racing Association that generated total revenues of $3,077,000 in the nine months ended March 31, 2002.

Operating costs and expenses were $95,566,000 for the nine months ended March 31, 2002 compared to $98,436,000 for the same period in the prior year. Direct operating costs for services rendered increased to $70,230,000 for the nine month period ended March 31, 2002 from $66,770,000 for the same period in the prior year due primarily to an increase in contractually determined guaranteed rights fees charged by the NCAA and other collegiate institutions. Selling, general and administrative expenses decreased to $24,404,000 for the nine month period ended March 31, 2002 from $28,381,000 for the same period in the prior year primarily due to reductions in the number of employees and travel expenses, most significantly in the Affinity Events segment. The change in accounting method for goodwill and other intangible assets resulted in the reduction of $2,353,000 in the amount of acquisition intangible amortization.

For the nine months ended March 31, 2002 and 2001, the operating income from the Collegiate Marketing and Production Services segment was $921,000 and $5,003,000, respectively; the operating loss from the Affinity Events segment was $(3,433,000) and $(3,740,000), respectively; and the operating income from the Affinity Management Services segment was $732,000 and $768,000, respectively. The decline in the operating income in the Collegiate Marketing and Production Services segment was due primarily to the decrease in total revenue and increase in guaranteed rights fees expense discussed above. The decline in the operating loss in the Affinity Events segment was due to a reduction in the operating expenses of this segment, through internal operating efficiency initiatives and greater focus on cost control, net of the impact of the decline in revenue. Unallocated general and administrative costs were $1,643,000 in the nine months ended March 31, 2002, comparable to the $1,669,000 incurred in the same period of the prior year.

Results Derived from Investments and Derivative Instruments –
 Equity in earnings (losses) of affiliated companies, totaling $(1,265,000) and $(2,678,000) for the nine months ended March 31, 2002 and 2001, respectively, included the Company’s proportionate share of the earnings or losses of Gray, Rawlings, iHigh and certain other equity investments, however, only as to Rawlings for the six months ended December 31, 2001 and the nine months ended March 31, 2001. (Refer to the section “Results of Operations – Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001” and Notes 5 and 10 of the Condensed Consolidated Financial Statements for further discussion regarding the accounting for the investment in Rawlings.) The change in the accounting method for goodwill and other intangible assets had a favorable impact on the current year results by $1,217,000.

The net change in the value of certain derivative instruments, consisting of warrants to purchase common stock of affiliated companies and interest rate swap agreements, was $(3,938,000) and $4,569,000 for the nine months ended March 31, 2002 and 2001, respectively, resulting from the change in the value of interest rate swap agreements caused by changes in prospective market interest rates, and changes in the aggregate value of the warrants.

Interest and dividend income of $149,000 and $646,000 for the nine months ended March 31, 2002 and 2001, respectively, was primarily derived from dividends on the Company’s investment in Gray series A and series B preferred stock, all of which was sold by September 2001. Shares of Gray series A and series B preferred stock were sold in September 2001 resulting in a gain of $3,064,000. Shares of Gray series A preferred stock were redeemed by Gray in December 2000 resulting in a gain of $2,160,000. The Company incurred a $8,017,000 loss on an adjustment in the valuation of its investment in Quokka Sports, Inc. in the nine months ended March 31, 2001.

Other income for the nine months ended March 31, 2002 and 2001 consisted primarily of income on an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian for $10,000,000 plus related costs. Gray exercised its option in December 2001.

In the nine months ended March 31, 2002, the Company recognized an extraordinary loss of $627,000, net of tax, as its proportionate share of an extraordinary loss recognized by Gray related to a charge resulting from Gray’s early extinguishment of debt.

In the nine months ended March 31, 2002, the Company recognized the cumulative effect of an accounting change of $2,620,000, net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 in connection with a change in Gray’s accounting for goodwill and other intangible assets.

In the nine months ended March 31, 2001, the Company recognized the cumulative effect of an accounting change of $1,120,000, net of tax, due to the Company’s change in accounting for certain derivative instruments.

Interest Expense and Debt Related Costs –
 Interest expense decreased to $7,357,000 for the nine months ended March 31, 2002 from $8,953,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of $2,158,000 and $1,810,000 for the nine months ended March 31, 2002 and 2001, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s chairman who, as previously noted, has personally guaranteed the Company’s debt under its bank credit agreement. In addition, amortization expense for the nine months ended March 31, 2002 and 2001 included $235,000 and $395,000, respectively, for the reduction of previously unamortized debt issue costs as a result of amending certain terms of the bank credit agreement.

Income Taxes –
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

Based on the Company’s debt profile at March 31, 2002 and 2001, a 1% increase in market interest rates would increase interest expense and increase the loss before income taxes by $110,000 and $399,000 for the three months and nine months ended March 31, 2002, respectively, and by $157,000 and $509,000 for the three months and nine months ended March 31, 2001, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks and warrants to purchase common stocks, and previously held investments in Gray preferred stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In the case of the Company’s investment in Gray common stocks, where there exists a quoted market price for the publicly-traded securities in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market prices of the securities do not impact the carrying value of the investment. However, fluctuations in market prices of these investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management’s estimates of the aggregate fair value of the Company’s investments in affiliated companies (as described in Note 5 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments and related warrants would increase or decrease the aggregate market value by approximately $5.3 million as of March 31, 2002 and $8.7 million as of June 30, 2001.

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

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

Form 8-K dated January 8, 2002 related to the announcement concerning the Company’s filing of a lawsuit against Ernst & Young LLP

Form 8-K dated February 28, 2002 related to the execution of an amendment to the Company’s bank credit facility

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION

Date: May 14, 2002	By: /s/ FREDERICK J. ERICKSON

Frederick J. Erickson
Vice President-Finance, Treasurer and Assistant Secretary