Form 10-K
period 2002-06-30
BULL RUN CORP
filed 2002-10-15
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______________ to _______________

Commission File Number 0-9385

BULL RUN CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-2458679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA	30319
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 266-8333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2002 was $17,742,118 based on the closing price thereof on The Nasdaq Stock Market.

     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of September 30, 2002, was 38,006,384.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	not applicable

BULL RUN CORPORATION

FORM 10-K INDEX

PART I

PART I

Item 1. Business

General

     Bull Run Corporation (the “Company” or “Bull Run”), a Georgia corporation based in Atlanta, is a sports, affinity marketing and management company through its primary operating subsidiary, Host Communications, Inc. (“Host”), acquired in December 1999. Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services primarily to a number of collegiate conferences and universities and the National Collegiate Athletic Association (the “NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (Major League Soccer’s official 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations, such as the National Tour Association and Quest (the J.D. Edwards users group association), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing, sales representation and administration.

     Effective December 17, 1999, the Company acquired (the “Host-USA Acquisition”) the stock of Host, Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not then owned, directly or indirectly, by the Company. In January 2000, Host’s executive management team assumed executive management responsibilities for USA, and many administrative and operating functions of the two companies were combined. Effective July 1, 2000, USA was merged into Host. Capital was solely an investor in Host and has no operating business.

     The Company also has significant investments in other sports, media and marketing companies, including Gray Television, Inc. (“Gray”, formerly known as Gray Communications Systems, Inc.), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment; and iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. The Company has provided consulting services to Gray in connection with Gray’s acquisitions and dispositions.

     As of June 30, 2002, the Company owned approximately 12.9% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to non-voting preferred stock and warrants to purchase additional Gray common stock; 10.1% of the outstanding common stock of Rawlings; and 35.1% of the outstanding common stock of iHigh.

     On September 25, 2002, the Company changed its fiscal year end from June 30 to a new fiscal year end of August 31.

     For financial information for each of our business segments described below, see Note 18 of the Notes to Consolidated Financial Statements appearing in Item 8 “Financial Statements and Supplemental Data.”

Collegiate Marketing and Production Services Segment

     NCAA Group – Host has had a relationship with the NCAA since 1975. Beginning as an agreement to administer radio rights and form a national NCAA Radio Network for the men’s Final Four®, the services rendered by Host expanded to publishing, Internet and corporate marketing representation, including the exclusive licensing of various NCAA trademarks.

     In 1984, Host and the NCAA initiated the NCAA Corporate Partner Program. Under this Program, the Company partnered with an exclusive group of corporations to link their target markets to, and implement promotions around, NCAA championships through a variety of advertising and promotional opportunities. Host’s contract with the NCAA (the “Host-NCAA Contract”) ended on August 31, 2002. Under an agreement signed July 1, 2001 and effective September 1, 2002, Host agreed to continue its services on behalf of the NCAA as a sublicensee to CBS Sports. The agreement with CBS Sports (the “Host-CBS Contract”) provided Host certain marketing, licensing and media rights, including the administration of the NCAA Corporate Partner Program. In August 2002, CBS Sports and Host discussed the parties’ desire to modify their relationship. In September 2002, CBS Sports and Host restructured their relationship and a new agreement was executed. The new agreement modified the rights provided to Host under the initial agreement and, except for an annual rights fee ranging from $300,000 to $350,000 payable by Host to CBS Sports, eliminated a $575 million guaranteed rights fee commitment payable by Host to CBS Sports over the original 11-year term of their agreement. Under the new agreement, Host will: (a) have the exclusive rights to produce, distribute and sell game programs and publications in connection with 87 NCAA championships; (b) engage in merchandise licensing utilizing registered marks of the NCAA and its championships; (c) coordinate, promote and operate the “Hoop City” festival interactive events at the Men’s and Women’s Final Four Division I basketball championships; and (d) assist with sales and administration of the NCAA Corporate Partner Program to the extent deemed necessary by CBS Sports. The agreement is for a four-year term, with the final two years at CBS Sports’ sole discretion.

     Collegiate Sports – The Company, through Host, provides sports and marketing services for a number of NCAA Division I universities and conferences. The agreements relating to the services rendered by the Company vary by school or conference, but typically provide for some or all of the following: (a) the production of radio and television broadcasts of certain athletic events and coaches’ shows; (b) sale of advertising during radio and television broadcasts of games and coaches’ shows; (c) sale of media advertising and venue signage; (d) sale of “official sponsorship” rights to corporations; (e) publishing, printing and vending of game-day and other programs; (f) creative design of materials; video production; construction and management of Internet web sites; and (g) coaches’ endorsements and pay-per-view telecasts. Universities with which the Company has agreements are Florida State, Kentucky, Michigan, Mississippi State, Notre Dame, Purdue, South Carolina, Southern Methodist, Tennessee and Texas. The Company currently has marketing agreements with the Metro Atlantic Athletic, Horizon, Southeastern and Southern Conferences. The Company also has marketing rights to the Southwestern Bell Red River Shootout featuring the University of Texas and University of Oklahoma’s annual football rivalry, and the Lone Star Showdown football game featuring Texas and Texas A&M University.

     The Company publishes Dave Campbell’s Texas Football Magazine and has marketing rights to two interstate high school football all-star games, the “Oil Bowl” game featuring high school all-stars from Texas playing those from Oklahoma, and the Shriner’s California versus Texas all-star game. In addition, the Company has the rights to an annual series of football games that features six prominent Texas high school teams. The Company also partners with the Texas Radio Network and Fox SportsNet to broadcast and televise key high school championship events.

     Integrated Media Group – The Company produces more than 700 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. The Company’s publications include game programs, media guides, posters and marketing brochures, including more than 60 NCAA championship programs in 21 sports and specialty publications, such as the official NCAA Basketball Championship Guide. The Company also provides high quality printing services for corporations and non-profit organizations nationwide, consisting of directories, annual reports, brochures, posters, programs and catalogs.

     The Company produces television programs, videos, radio broadcasts, commercial audio and Internet related services. The Company administers all contracts with all networks and stations that originate NCAA championship radio broadcasts. The Company administers the regional radio networks of 11 NCAA Division I universities and three conferences. The Company’s digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.

     The Company has collaborated with NCAA On-line and iHigh on www.finalfour.net, the official site for the NCAA Division I Men’s and Women’s Basketball Championships, and the College World Series’ official site. Other web sites developed and managed by Host include those for Quest (the J.D. Edwards software user group association), the International SPA Association and the National Tour Association.

Affinity Events Segment

     The Company’s Affinity Events division produces and manages large participatory sporting events throughout the United States and internationally. In connection with these events, the Company provides professional marketing and management services to corporations looking to supplement their own sales and promotional activities with sports-based events that target specific participating audiences and demographics. “NBA Hoop-It-Up®”, held in approximately 40 U.S. cities and approximately 7 cities in Canada each year, is the official 3-on-3 basketball tournament of the National Basketball Association and NBC Sports. NBA Hoop-It-Up’s Germany extension, the “TD-1 Basketball Challenge” held in 7 cities in 2002, was managed by the Company’s Paris, France office in collaboration with NBA Europe. In August 2002, the Company closed the Paris office and discontinued the European tour.

     Beginning in September 2000 with the acquisition of Summit Sports & Events, Inc. (“Summit”), the Company began operating a participatory soccer tour. The “Got Milk? 3v3 Soccer Shootout,” Major League Soccer’s official 3-on-3 soccer tour, is held in approximately 75 U.S. cities, and includes a series of “national championship” matches held at Disney World in Orlando, Florida. On June 30, 2000, Summit was merged into Host.

     The Company creates and executes events for corporate clients, including the “SBC Cotton Bowl Fanfest” and the “Sony TechPit” mobile marketing unit, which travels to NASCAR’s Winston Cup races.

     The Company capitalizes on developing and implementing customized event marketing platforms for corporations looking to reach certain affinity groups. For example, the Company helped create and managed the “Tampax Total You Tour” for the Procter & Gamble brand, which traveled to college campus sites and other urban locations to effectively reach the brand’s core target audience, African-American females, ages 18 - 24. This tour was awarded a Silver Anvil by the Public Relations Society of America for having the best multicultural public relations program in 1999.

Affinity Management Services Segment

     The Affinity Management Services segment, doing business as Affinity Management International, provides a full range of management services to a number of associations, including the National Tour Association (which has been a client since 1974), Quest (the J.D. Edwards software user group association), the National Athletic Trainers’ Association and the International SPA Association. The Company’s services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet web site management and membership growth activities.

Consulting Segment

     The Company has provided consulting services to Gray from time to time in connection with Gray’s acquisitions, dispositions and acquisition financing. Consulting services have included transaction search, analysis, due diligence, negotiation and closing. Fees have generally been based on a rate of 1% of transaction value. Gray has stated that it does not intend to engage the Company for such services in the future.

Investment in Affiliated Companies

     The Company currently owns approximately 12.9% of the total outstanding common stock (representing approximately 26.1% of the voting power) of Gray. The Company also owns warrants to purchase additional shares of Gray common stock. Parties affiliated with the Company, including officers and directors of the Company and companies of which they are principal stockholders and/or executive officers, currently own approximately an additional 12.9% of Gray common stock (representing approximately an additional 26.1% of the voting power in Gray).

     Gray is a communications company headquartered in Atlanta, Georgia, which currently operates:

     (a)  three NBC-affiliated television stations — WEAU-TV in Eau Claire-La Crosse, Wisconsin; WJHG-TV in Panama City, Florida; and WITN-TV, in the Greenville-Washington-New Bern, North Carolina market;

     (b)  ten CBS-affiliated television stations — WCTV-TV in Tallahassee, Florida; WVLT-TV in Knoxville, Tennessee; WKYT-TV in Lexington, Kentucky; WYMT-TV in Hazard, Kentucky; WRDW-TV in Augusta, Georgia; KOLN-TV in Lincoln, Nebraska; KGIN-TV in Grand Island, Nebraska; KWTX-TV in Waco, Texas; KBTX-TV, a satellite station of KWTX-TV located in Bryan, Texas; and KXII-TV in the Sherman, Texas / Ada, Oklahoma market.

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

     In June 2002, Gray announced that it had entered into a pending merger transaction with Stations Holding Company, Inc. by which Gray will acquire 15 additional television stations for cash consideration of approximately $502.5 million. Also, in September 2002, Gray announced that it had entered into an agreement to purchase KOLO-TV in Reno, Nevada in a separate transaction for $41.5 million. Upon completion of these two transactions, Gray will own a total of 29 television stations serving 25 markets. The stations will include 15 CBS affiliates, 7 NBC affiliates and 7 ABC affiliates. The combined station group will have 22 stations ranked #1 in both viewing audience and local news audience within their respective markets. The combined group will reach approximately 5% of total U.S. TV households. In addition, with 15 CBS affiliated stations, Gray will be the largest independent owner of CBS affiliates in the country. The combined station group will have a significant presence in the Southeast, Southwest, Midwest and Great Lakes regions of the United States. These transactions are currently expected to close by December 2002. Gray previously reported its intention to finance a portion of the costs of these transactions by issuing a combination of equity and debt securities. As part of this financing effort, in September 2002 Gray completed the follow-on sale of an additional $100 million of its 9 1/4% Senior Subordinated Notes due 2011. In September 2002, Gray announced its intention to commence a public offering of 27,500,000 shares of its common stock, plus up to 4,125,000 shares to cover over-allotments, if any. The net proceeds of this offering would be used to finance the pending and/or future acquisitions, refinance debt, and/or for general corporate purposes.

     J. Mack Robinson, the Company’s Chairman of the Board, Hilton H. Howell, Jr., the Company’s Vice President, Secretary and a director, and Robert S. Prather, Jr., the Company’s President and Chief Executive Officer and a director, are members of Gray’s board of directors. Mr. Robinson is also Chairman and the Chief Executive Officer of Gray, Mr. Prather is also President and Chief Operating Officer of Gray and Mr. Howell is Vice Chairman of Gray.

     From November 1997 through January 1998, the Company accumulated approximately 10.1% of Rawlings common stock in the open market. Pursuant to a standstill agreement with Rawlings, which terminates in July 2003, the Company is restricted from acquiring additional shares of Rawlings common stock or participating in corporate events relating to Rawlings, including proxy contests and tender offers, subject to specified exceptions. Rawlings, headquartered near St. Louis, Missouri, is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Rawlings operates manufacturing facilities throughout the United States and in Costa Rica, as well as warehouse/distribution centers in the United States and Canada.

     At the time of the Host-USA Acquisition, Host owned shares of iHigh common stock and as of June 30, 2002, the Company, through Host, owned approximately 35.1% of the outstanding common stock of iHigh.

     As of June 30, 2002, the Company’s investment in Gray represented approximately 16% of the Company’s total assets; the investment in Rawlings represented approximately 3% of the Company’s total assets; and the investment in iHigh represented approximately 1% of the Company’s total assets.

Sales and Marketing

     The Company provides sponsorship opportunities to a variety of corporate clients, typically ranging from one to five years in length. The Company also provides sports and marketing services for a number of NCAA Division I universities and conferences, under contracts typically ranging from three to five years in length. The Company intends to continue to seek long-term sponsorship agreements.

     The Company employs a full-time national sales and marketing staff and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote the Company’s expertise and range of services. The Company solicits prospective clients through its managers responsible for business development and through personal contacts by members of the Company’s senior management. When a new account is established, the Company immediately assigns a sales executive to the client to ensure that the client’s needs are met and to seek out further opportunities to expand the relationship. Generally, account managers are assigned several different clients, which may be comprised of a number of businesses or divisions, departments or groups within the same business. In addition, the personnel that staff the Company’s offices on university campuses and at athletic conference locations are responsible for soliciting local sponsors and advertisers.

Competition

     As a provider of marketing services, the Company competes with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very intense and highly fragmented. The Company believes that in certain of its business segments, certain of its competitors have capabilities and resources comparable to and in some respects greater than those of the Company; however, the Company does not believe that there is any other competitor that currently provides all of the marketing and integrated media services offered by the Company. The Company’s success will depend on its ability to create value-added marketing opportunities that utilize its uniquely wide range of service capabilities.

Seasonality

     The Company’s Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived from the period beginning in September and concluding in March, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons.

     The Company’s Affinity Events business is seasonal, in that the majority of the revenue and operating profit is derived during the period beginning in March and ending in September, since much of the revenue derived in this segment is currently generated during the NBA Hoop-It-Up 3-on-3 basketball tour.

Employees

     The Company has approximately 400 employees, of whom, approximately 250 are employed by Host at its Lexington, Kentucky facilities and approximately 50 are employed by Host at its Dallas, Texas facility. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are satisfactory.

Executive Officers

     The information contained in Item 10 hereof is incorporated herein by reference.

Discontinued Segment — Datasouth

     The Company formerly marketed and sold heavy-duty dot matrix and thermal printers under the “Datasouth” name. The Company decided to discontinue its Datasouth business segment as a result of the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. The Company consummated a sale of Datasouth’s business on September 29, 2000. For additional information with respect to this business segment, including financial reporting as a discontinued operation, see “Management’s Discussion and Analysis – Results of Discontinued Operations” and Note 4 to the Company’s Consolidated Financial Statements.

Item 2. Properties

     The Company’s executive offices are located in Atlanta, Georgia in approximately 2,000 square feet of office space leased from Delta Life Insurance Company, an affiliate of J. Mack Robinson, the Company’s Chairman of the Board. The lease expires in December 2002, subject to several renewal options on the part of the Company.

     The Company owns seven acres of land and a building with approximately 25,000 square feet of production, office and warehouse space in Lexington, Kentucky for Host’s Printing and Publishing Divisions. Host also has approximately 50,500 square feet of office space under three leases in Lexington expiring beginning in January 2003; approximately 48,600 square feet of office space under lease in Dallas, Texas through December 2005, of which, approximately 28,600 is subleased through December 2005; and approximately 4,300 square feet of office space under lease in New York City through August 2010. Host also has small regional and local field offices primarily located close to the universities and conferences with which it has contracts.

Item 3. Legal Proceedings

     On February 12, 1999, Sarkes Tarzian, Inc. (“Tarzian”) filed a complaint in the United States District Court for the Southern District of Indiana against the Company and U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate of Mary Tarzian (the “Estate”). On May 3, 1999, the action was dismissed without prejudice against the Company, leaving the Estate as the sole defendant. The suit involves the Company’s acquisition of 301,119 shares of Tarzian common stock, $4.00 par value, from the Estate for $10 million on January 28, 1999. Tarzian claims that it had a binding and enforceable contract to purchase the Tarzian shares from the Estate prior to the Company’s purchase of such shares, and requests judgment providing that the contract be enforced. The Company contends that a binding contract between Tarzian and the Estate did not exist prior to the Company’s purchase of the Tarzian shares from the Estate. The Company does not believe that a judgment in favor of Tarzian in this litigation would have a materially adverse effect on the Company, because, among other reasons, the Company’s purchase agreement with the Estate provides that if a court of competent jurisdiction awards title to the shares to a person or entity other than the Company, the purchase agreement will be rescinded and the Estate will be required to pay the Company the full $10 million purchase price, plus interest. In December 2001, the Company sold its interest in Tarzian to Gray for $10 million.

     On January 8, 2002, the Company filed a complaint in the State Court of Fulton County, Georgia, against Ernst & Young LLP, claiming negligent misrepresentation. The Company claims that it placed significant reliance on Ernst & Young’s audit reports on the audited financial statements of Universal Sports America, Inc. issued prior to the Host-USA Acquisition in December 1999, and that those financial statements contained material errors. The State Court of Fulton County has ruled that the matter is subject to binding arbitration.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders during the quarter ended June 30, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

     The Company’s common stock, par value $.01 per share (the “Common Stock”), trades on The Nasdaq Stock Market under the symbol “BULL.” The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported by The Nasdaq Stock Market. Such prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions.

	High	Low

Fiscal Year Ended June 30, 2001
First Quarter	$3.13	$2.00
Second Quarter	2.50	1.25
Third Quarter	2.34	1.13
Fourth Quarter	1.70	1.00

Fiscal Year Ended June 30, 2002
First Quarter	$1.51	$.78
Second Quarter	1.29	.47
Third Quarter	1.25	.53
Fourth Quarter	1.04	.58

Holders

     As of September 20, 2002, there were 2,370 holders of record of Common Stock.

Dividends

     Since its inception, the Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Company’s Board of Directors to retain all earnings to finance the development and growth of the Company’s business. The Company’s future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant circumstances existing at that time. The Company’s bank credit agreement also contains restrictions on the Company’s ability to declare and pay dividends on the Common Stock.

Equity Plan Compensation Information

As of June 30, 2002:	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))

Equity compensation plans approved by security holders	5,459,443	$1.18	680,205

Equity compensation plans not approved by security holders	—		—

Total	5,459,443	$1.18	680,205

Item 6. Selected Financial Data

     Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as “Management’s Discussion and Analysis.” The selected consolidated financial data as of and for the fiscal years ended June 30, 2002, 2001 and 2000, as of and for the six months ended June 30, 1999, as of December 31, 1998 and 1997 and for each of the years ended December 31, 1998 and 1997 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the six months ended June 30, 1998 are derived from unaudited condensed consolidated financial statements of the Company.

SELECTED FINANCIAL DATA
(Dollar and share amounts in thousands, except per share amounts)

OPERATING RESULTS:

				Six Months Ended		Year Ended
	Year Ended June 30,			June 30,		December 31,

	2002	2001	2000	1999	1998	1998	1997

					(unaudited)
Total revenue	$113,072	$120,337	$72,000	$609	$652	$1,618	$681
Direct operating costs	(88,531)	(81,421)	(49,437)
Selling, general and administrative	(32,773)	(38,527)	(21,891)	(693)	(691)	(1,312)	(1,039)
Amortization of acquisition intangibles	(7,824)	(4,267)	(2,602)

Income (loss) from operations	(16,056)	(3,878)	(1,930)	(84)	(39)	306	(358)
Equity in earnings (losses) of affiliated companies	(1,962)	(4,235)	(2,533)	(910)	(61)	6,337	(428)
Correction of purchase price allocation			(11,330)
Other income (expense) derived from investments in affiliates, net	242	(6,796)	(2,360)			1,680
Net change in value of derivatives	(3,345)	2,988
Interest expense and other, net	(12,042)	(11,891)	(7,909)	(1,858)	(1,547)	(3,162)	(1,614)

Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	(33,163)	(23,812)	(26,062)	(2,852)	(1,647)	5,161	(2,400)
Income tax benefit (provision)	7,257	6,228	5,077	911	509	(2,094)	966

Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	(25,906)	(17,584)	(20,985)	(1,941)	(1,138)	3,067	(1,434)
Extraordinary loss, net of tax	(627)
Cumulative effect of accounting change, net of tax	(2,620)	(1,120)

Income (loss) from continuing operations	(29,153)	(18,704)	(20,985)	(1,941)	(1,138)	3,067	(1,434)
Income (loss) from discontinued operations, net of tax			(6,839)	(266)	(92)	81	(234)

Net income (loss)	(29,153)	(18,704)	(27,824)	(2,207)	(1,230)	3,148	(1,668)
Preferred dividends	(396)

Net income (loss) available to common stockholders	$(29,549)	$(18,704)	$(27,824)	$(2,207)	$(1,230)	$3,148	$(1,668)

See Notes to the Selected Financial Data on the following page.

SELECTED FINANCIAL DATA, continued

EARNINGS (LOSS) PER SHARE:

				Six Months Ended		Year Ended
	Year Ended June 30,			June 30,		December 31,

	2002	2001	2000	1999	1998	1998	1997

					(unaudited)
Earnings (loss) per share — Basic:
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.72)	$(0.50)	$(0.72)	$(0.09)	$(0.05)	$0.14	$(0.07)
Income (loss) from continuing operations	$(0.81)	$(0.53)	$(0.72)	$(0.09)	$(0.05)	$0.14	$(0.07)
Income (loss) from discontinued operations, net of tax	$0.00	$0.00	$(0.24)	$(0.01)	$(0.01)	$0.00	$(0.01)
Net income (loss)	$(0.81)	$(0.53)	$(0.96)	$(0.10)	$(0.06)	$0.14	$(0.08)
Weighted average shares outstanding — Basic	36,485	35,307	29,044	22,330	22,098	22,189	21,302

Earnings (loss) per share — Diluted:
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.72)	$(0.50)	$(0.72)	$(0.09)	$(0.05)	$0.14	$(0.07)
Income (loss) from continuing operations	$(0.81)	$(0.53)	$(0.72)	$(0.09)	$(0.05)	$0.14	$(0.07)
Income (loss) from discontinued operations, net of tax	$0.00	$0.00	$(0.24)	$(0.01)	$(0.01)	$0.00	$(0.01)
Net income (loss)	$(0.81)	$(0.53)	$(0.96)	$(0.10)	$(0.06)	$0.14	$(0.08)
Weighted average shares outstanding — Diluted	36,485	35,307	29,044	22,330	22,098	23,182	21,302

FINANCIAL POSITION:

	As of June 30,				As of December 31,

	2002	2001	2000	1999	1998	1997

Working capital	$(26,827)	$(16,951)	$5,449	$(61,595)	$4,074	$2,913
Investment in affiliated companies	25,115	50,399	64,782	73,994	63,361	50,284
Total assets	160,999	206,538	222,306	99,903	90,694	70,618
Long-term obligations	98,091	107,693	122,794	—	51,848	41,998
Stockholders’ equity	4,131	37,604	51,864	25,279	27,022	21,499
Current ratio	0.5	0.7	1.1	0.1	2.4	1.7
Book value per share	$0.11	$1.05	$1.48	$1.13	$1.21	$1.01

NOTES TO THE SELECTED FINANCIAL DATA

The changes from year to year are primarily a result of the following items:

2002 -	Sale of investments in Gray preferred stock and Tarzian common stock with such proceeds being applied to long-term debt; acceleration of costs and expenses, including intangibles amortization expense, as a result of a change in a significant contractual relationship; bank agreement modified in October 2002 to extend maturity date to September 30, 2003; anticipated reductions in long-term debt of up to approximately $15 million by June 30, 2003 (classified as a current liability as of June 30, 2002)
2001 -	Includes first full year of operating results for subsidiaries acquired in December 1999; $9.0 million pretax charge recognized to reduce book value of certain equity investments; certain derivatives reported in the balance sheet at fair value of $8.2 million as of June 30, 2001, with net change in fair value of $3.0 million recognized as income in 2001 and the fair value as of July 1, 2000 of $(1.1) million (net of tax) as the cumulative effect of an accounting change; bank credit agreement modified in July 2001 to extend the maturity date and require an aggregate of $20 million in principal payments by December 2001.
2000 -	Acquisition of Host, USA and Capital in December 1999 financed with common stock, options to acquire common stock and long-term debt. (See Note 3 to the consolidated financial statements.)
1999 -	Investment in Tarzian, financed with short-term debt; all amounts outstanding under long-term debt agreements were classified as current liabilities until December 1999, when the obligations were refinanced.
1998 -	Equity in the earnings attributable to Gray’s gain on disposal of a television station; additional investments in Rawlings; and investment in Total Sports.

No dividends were declared or paid during the periods presented.

Item 7. Management’s Discussion and Analysis

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its primary operating business, Host Communications, Inc. (“Host”), acquired in December 1999. Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and for and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (Major League Soccer’s official 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

The Company also has significant investments in other sports, media and marketing companies, including Gray Television, Inc. (“Gray”, formerly known as Gray Communications Systems, Inc.), the owner and operator of 13 television stations, four newspapers and other media and communications businesses; Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment; and iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. The Company has provided consulting services to Gray in connection with certain of Gray’s acquisitions and dispositions.

As of June 30, 2002, the Company owned approximately 12.9% of the outstanding common stock of Gray (representing 26.1% of the voting rights), in addition to warrants to purchase additional Gray common stock; 10.1% of the outstanding common stock of Rawlings; and 35.1% of the outstanding common stock of iHigh. The Company’s investments in non-voting Gray preferred stock were sold in September 2001. In December 2001, the Company sold its investment in Sarkes Tarzian, Inc. (“Tarzian”) to Gray. The Company owned 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian).

On September 25, 2002, the Company changed its fiscal year end from June 30 to a new fiscal year end of August 31. As a result of this change, the Company’s quarterly reporting periods will be, subsequent to the transition period from July 1, 2002 to August 31, 2002, comprised of three calendar months ending November 30, February 28 (or 29), May 31 and August 31.

HOST-USA ACQUISITION

On December 17, 1999, the Company acquired the stock of Host, Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not previously owned, directly or indirectly, by the Company (the “Host-USA Acquisition”). Aggregate consideration (net of cash acquired) was approximately $116.9 million, which included Common Stock (totaling 11,687,000 shares) and stock options (for a total of 2,819,000 shares of Common Stock) valued at approximately $52.3 million, 8% subordinated notes having a face value of approximately $18.6 million, cash (net of approximately $9.7 million in cash acquired) of $44.8 million and transaction expenses of approximately $1.2 million. The Company allocated $24.5 million of the Host-USA Acquisition purchase price to identifiable intangible assets and recorded goodwill in the amount of $62.7 million. As of June 30, 2002, goodwill and acquired intangibles, net of accumulated amortization, were approximately 49% of the Company’s total assets.

Prior to the Host-USA Acquisition, the Company accounted for its investment in Host and Capital under the equity method, and for its investment in USA under the cost method. Beginning December 17, 1999, the financial results of Host, USA and Capital have been consolidated with those of the Company.

DISPOSAL OF COMPUTER PRINTER OPERATIONS

In July 2000, the Company’s Board of Directors authorized the sale of Datasouth Computer Corporation (“Datasouth”), the Company’s wholly owned computer printer manufacturing business segment. The Company’s decision to discontinue its Datasouth segment was attributable to the strategic decision to focus on the sports and affinity marketing and management businesses following the Host-USA Acquisition. The Company consummated a sale of Datasouth’s operating assets in September 2000. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business as of and for the year ended June 30, 2001 and all prior periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements.

An estimated loss on the sale of Datasouth of $6,522,000, including a $350,000 pretax provision for estimated operating losses during the disposal period, was combined with Datasouth’s operating results and presented as discontinued operations in the consolidated financial statements for the year ended June 30, 2000. As of June 30, 2002, remaining proceeds on the sale of Datasouth of approximately $3,400,000 are estimated to be due and payable to the Company in variable quarterly installments. Actual amounts ultimately realized on the sale could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds differ from the estimates that are reflected as of June 30, 2002, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the Board of the Company, is Chief Executive Officer and as of September 2002, the Chairman of the Board of Gray (having formerly been Gray’s President and Chief Executive Officer and a director), and the beneficial owner of Gray common stock representing approximately 54.6% of the combined voting power of Gray’s two classes of common stock as of June 30, 2002. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is a director of Gray and was named President and Chief Operating Officer of Gray in September 2002 (having formerly been an executive vice president of Gray), and the beneficial owner of Gray common stock representing approximately 38.2% of the combined voting power of Gray’s two classes of common stock. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is a director of Gray and was named Vice Chairman of Gray in September 2002 (having formerly been an executive vice president of Gray), and the beneficial owner of Gray common stock representing approximately 42.8% of the combined voting power of Gray’s two classes of common stock. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages includes the Company’s beneficial ownership of approximately 35.4% of the combined voting power of Gray’s common stocks. Beneficial ownership percentages noted above include warrants and options to acquire shares of Gray common stock were exercisable on, or within 60 days after, June 30, 2002.

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

Goodwill and Other Intangible Assets —
Goodwill and purchased intangible assets (i.e., customer relationships and trademarks) associated with the Host-USA Acquisition were amortized over their estimated useful lives on a straight-line basis until June 30, 2001. Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FAS 142”) which changed the Company’s accounting for the goodwill and certain other intangible assets acquired in the Host-USA Acquisition, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. In accordance with FAS 142, commencing July 1, 2001, the Company ceased amortizing the unamortized amount of goodwill and trademarks, but the Company is now required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. The initial impairment test has been completed, and the Company concluded that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition did not exceed its net realizable value. Therefore, the adoption of FAS 142 had no effect on the Company’s financial statements as of July 1, 2001. In August 2002, the Company agreed to significantly modify the terms of an agreement that originally provided for the continuation of a significant customer relationship. The terms of such modification were substantial enough that the Company accelerated amortization of $6,582,000 of its customer base intangible asset at June 30, 2002. The remaining value assigned to customer relationships will continue to be amortized over a 16-year average life, at a rate of approximately $680,000 per year, except for a specific customer relationship having a carrying value of $1,161,750 that will be amortized on a straight-line basis through August 31, 2004, resulting in annual amortization expense of approximately $536,000 during that period. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method. Goodwill and intangible assets, net of accumulated amortization, were $75,064,000 as of June 30, 2002 and $82,888,000 as of June 30, 2001, of which, goodwill was $57,862,000 as of both dates.

FAS 142 also eliminated the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments, to the extent that such excess is attributable to indefinite life intangible assets. The carrying value of the Company’s investment in Gray of $19,060,000 as of June 30, 2002 is largely dependent on Gray’s continuing assessment of the value of Gray’s goodwill, broadcast licenses, network affiliation agreements and other intangible assets. Impairment in Gray’s carrying value of its intangible assets could have a significant impact on the Company’s carrying value of its investment in Gray.

Deferred Income Taxes —
Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of June 30, 2002 the Company has a net deferred tax asset of $21,400,000, primarily due to net operating loss carryforwards for federal tax purposes that expire beginning in 2018, net of a valuation allowance of $1,275,000. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated investment assets in an amount sufficient to realize the deferred tax asset.

Derivative Instruments and Hedging Activities —
Effective July 1, 2000, the Company adopted the Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”). FAS 133 requires the Company to recognize all derivative instruments (i.e., warrants to purchase additional shares of Gray common stock and interest rate swap agreements) on the balance sheet at fair value. The aggregate fair market value of derivatives as of June 30, 2002 and 2001 of $9,464,000 and $8,218,000, respectively, is included in the Company’s balance sheet as a component of “Other assets.” The Company’s adoption of FAS 133 resulted in a decrease in Stockholders’ Equity and Total Assets of $1,120,000 as of July 1, 2000. Changes in the estimated fair value of derivatives that do not meet the specific criteria in FAS 133 for hedge accounting (and none of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment) are included in the earnings (losses) reported for the period of the change. Management estimates the fair value of the warrants based on independent appraisals received on a quarterly basis, and estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Investments in Affiliated Companies —
The Company accounts for its investments in Gray and iHigh, and until December 31, 2001, Rawlings, by the equity method. Effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security. (See Notes 2, 6 and 17 to the Consolidated Financial Statements for a complete discussion of the accounting for the investment in Rawlings.) As a result, the Company’s carrying value of its investment in Rawlings is based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and is reported on the balance sheet as a component of “Investment in affiliated companies.” As of June 30, 2002, the Company’s unrealized loss in its investment in Rawlings was $3,382,000, as reported net of deferred tax of $1,302,000, as “Other comprehensive accumulated loss”. If and when management believes that any or all of the remaining unrealized loss represents a permanent impairment in the estimated value of the investment in Rawlings, the estimated impairment amount would be charged to the earnings (losses) reported for the period in which that determination was made. Likewise, if management determines that the carrying value of those investments accounted for by the equity method become permanently impaired in whole or in part, the estimated amount of the permanent impairment would be charged to the earnings (losses) reported for the period in which that determination was made. In the fiscal year ended June 30, 2002, the Company recognized a charge of $2,822,000 related to management’s estimate of impairment in the carrying value of certain investments. Management has made such permanent impairment determinations in prior years as well, and accordingly in the period of such determination, the Company reduced the carrying value of the investment and reported an associated charge in its Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements —
As of June 30, 2002, the Company’s indebtedness to its bank lenders was $93,907,000. Under agreements effective June 28, 2002, September 13, 2002 and October 11, 2002, the Company and its bank lenders amended the Company’s bank credit agreement to modify borrowing capacity restrictions, revise certain financial covenants, provide for certain scheduled principal payments, revise the maturity date of the obligations under the bank credit facility to September 30, 2003, and reduce the interest rate charged on outstanding borrowings, among other changes. Under the amended agreement, the Company must make scheduled payments on its term loans of at least $5,000,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003. The amended agreement also requires the Company to maintain a minimum net worth amount at all times and requires the maintenance of minimum profitability thresholds determined quarterly. In order to facilitate funding the required principal payments, the Company will likely be required to (a) sell certain investment assets held by the Company; or (b) issue and sell equity securities of the Company, which may include the Company’s preferred stock; or (c) a combination thereof. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a time frame required by the bank lenders, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it will be able to fund the scheduled principal payments in accordance with the terms of the amended bank credit facility. Prior to the maturity date, the Company will likely be required to refinance the total amount due and payable to the banks at that time. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets.

As amended in October 2002, the Company’s credit agreement provides for (a) two term loans for borrowings totaling $73,932,000, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments of $5,000,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003, with all amounts outstanding under the term loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of October 11, 2002, borrowings of $20,000,000 were outstanding under the Revolver, and there was no additional available borrowing capacity under the Revolver at that date. The Company anticipates that it will continue to utilize fully the availability under the Revolver and invest any excess cash on hand in highly-liquid investments.

In August 2002, the Company received federal income tax refunds and accrued interest thereon of approximately $4,250,000 that was used by the Company to fund working capital requirements. In July 2002, the Company’s Chairman provided the Company short-term loans totaling $4,000,000 to increase the Company’s cash available for working capital purposes. On August 31, 2002, the loans were refinanced with the issuance of the Company’s convertible preferred stock to the Company’s Chairman having a face amount of $4,097,000. In September 2002, the Company’s Chairman and certain other affiliates of the Chairman invested an aggregate $3,000,000 in the Company’s convertible preferred stock, which was used by the Company for working capital purposes. Under the terms of the amended credit agreement, up to an additional $12,500,000 in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s redeemable preferred stock, or by the issuance of subordinated debt. Through October 11, 2002, the Company had sourced $7,097,000 of cash for working capital purposes from the previously-discussed issues of preferred stock to the Company’s Chairman and his affiliates. Therefore, the Company has the capacity to source an additional $5,403,000 of cash from the issuance of equity or debt securities during the remaining term of the credit facility.

The Company’s Chairman of the board personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to meet its principal payment obligations under the recently amended credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The guarantee amount will reduce in the future as principal payments are made to the bank lenders on the outstanding term loans.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, having an aggregate face value of $18,594,000. Interest is payable quarterly, and the notes had an original maturity date of January 17, 2003. Through October 11, 2002, holders representing an aggregate amount of approximately $18,200,000 of these subordinated notes agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. It is anticipated that by no later than December 31, 2002, the remaining note holders will agree to the same or similar terms. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

The Company met all of its principal payment requirements for the fiscal year ended June 30, 2002, reducing its term debt by $20,793,000. In order to meet these principal payment obligations, the Company, as anticipated by the Company at the time it agreed to the principal maturity schedule, sold its remaining investments in Gray preferred stock and its investment in Tarzian common stock, resulting in cash proceeds of $16,803,000. In addition, the Company issued shares of its series B convertible preferred stock, resulting in cash proceeds of $2,400,000.

The Company’s capital expenditures are not expected to exceed $600,000 for the year ending June 30, 2003. The Company’s cash flow is cyclical, in that during the period from July 1 through August 31, the Company historically uses more cash than is generated due to the seasonality of the Company’s predominant operating segment. During the period from January 1 through April 30, the Company has historically generated more cash than it uses, as this is generally the period during which the most substantial amount of revenue is derived from the Company’s predominant operating segment. The Company believes that although there is no borrowing capacity currently available under its revolving credit facility, the cash flow anticipated from operations beginning in October 2002 will be sufficient to fund the Company’s working capital, capital spending and interest payment requirements up to the September 30, 2003 maturity date of the bank credit facility. As previously discussed, the Company anticipates that the required principal payments to its bank lenders prior to September 30, 2003 will be made with proceeds from the sale of investment securities, issuance of equity securities or a combination thereof. The Company’s bank credit agreement, as amended, provides the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to $5,403,000 without requiring an associated reduction in its outstanding debt to the banks.

Historical Cash Flow Information — Summary —
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Year Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Continuing operations	$(5,321)	$(1,758)	$(117)
Discontinued operations	(127)	2,126	676
Cash flows from investing activities:
Continuing operation investing activities	15,691	2,695	(46,072)
Discontinued operation investing activities	843	2,347	(642)
Cash flows from financing activities	(13,070)	(3,392)	46,451

Net increase (decrease) in cash and cash equivalents	$(1,984)	$2,018	$296

Historical Cash Flow Information — Cash Flows from Operating Activities —
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Year Ended June 30,

	2002	2001	2000

Operating income (loss)	$(9,474)	$(3,878)	$(1,930)
Depreciation and amortization included in operations	9,342	5,917	3,656
Interest expense, net of interest and dividend income	(9,562)	(10,735)	(7,788)
Net change in operating assets and liabilities	10,385	5,017	5,260
Other changes in operating cash flows	(6,012)	1,921	685

Total cash flows from continuing operations	(5,321)	(1,758)	(117)
Cash flows from discontinued operating activities	(127)	2,126	676

Total cash flows from operating activities	$(5,448)	$368	$559

The Company’s total cash flows from continuing operations for each of the fiscal years ended June 30, 2002, 2001 and 2000 have been unfavorably affected as a result of interest expense, net of interest and dividend income, which has exceeded the Company’s operating income before non-cash depreciation and amortization expense.

The net change in operating assets and liabilities has had a favorable impact on total cash flows from continuing operations. In the fiscal year ended June 30, 2002, accounts receivable decreased $13,251,000 due to an acceleration of customer payments and a reduction in the total amount of revenue under contract as of June 30, 2002 compared to June 30, 2001; prepaid costs and expenses were comparable with the prior year, decreasing $428,000; and accounts payable and accrued expenses decreased $1,868,000 due to (a) a $7,265,000 decline in deferred revenue; less (b) a $1,722,000 increase in guaranteed rights fees and profit splits payable; less (c) a $1,152,000 increase in accounts payable; less (d) a $3,810,000 increase in incurred unbilled costs. Deferred revenue declined during the fiscal year ended June 30, 2002 due to a reduction in the amount of corporate sponsor contracts in place as of June 30, 2002 compared to June 30, 2001, and to a lesser extent, the decision of certain corporate sponsors to accelerate the termination date of their multi-year sponsorship contract with the Company from August 31, 2002 to June 30, 2002. The number and amount of corporate sponsor contracts in place as of June 30, 2002 compared to the prior year was directly affected by the fact that the Host-NCAA Contract ended in August 2002, and therefore NCAA corporate sponsorships sold by Host could not extend beyond August 2002. The result of amending the termination dates of certain sponsorship contracts in the fiscal year ended June 30, 2002 and the decision to modify the terms of the Host-CBS

Contract in August 2002 was to accelerate revenue (and thereby decreasing deferred income) by approximately $1,500,000, and increasing accrued expenses (primarily guaranteed rights fees payable) by approximately $3,700,000. Accounts payable increased primarily due to the deferred payment of certain operating expenses at June 30, 2002 compared to June 30, 2001. Incurred unbilled costs increased as of June 30, 2002 compared to the prior year as a result of the differences in the timing of billings related to certain active projects as of June 30, 2002 compared to the active projects as of June 30, 2001.

In the fiscal year ended June 30, 2001, accounts receivable increased $833,000 primarily due to changes in the timing of billings for contracts in place as of June 30, 2001 compared to June 30, 2000; prepaid costs and expenses decreased $572,000 due to decreases in event management costs of the 2001 event tours compared to those during the 2000 event tours; and accounts payable and accrued expenses increased $4,271,000 primarily due to the deferred payment of certain operating expenses at June 30, 2001 compared to June 30, 2000. In the fiscal year ended June 30, 2000, accounts receivable and prepaid costs and expenses decreased $15,794,000 due to decreases (subsequent to the date of the Host-USA Acquisition) in prepaid costs under various contracts and accounts receivable, and accounts payable and accrued expenses decreased $11,585,000 primarily due to decreases (subsequent to the date of the Host-USA Acquisition) in the accruals for guaranteed rights payments and incurred unbilled costs under various contracts.

Other changes in operating cash flows include the income on Gray’s option to purchase the Company’s investment in Tarzian of $349,000, $1,289,000 and $810,000 in the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The option commenced in January 1999 and was exercised in December 2001.

Accounts receivable, accounts payable and certain accrued expenses were retained by the Company to be liquidated and were not included in the sale of the Datasouth assets in September 2000. Therefore, during the fiscal year ended June 30, 2002, cash was used in discontinued operations due to the deferred payment of certain accrued obligations retained by the Company. During the fiscal year ended June 30, 2001, cash was provided by discontinued operations due to a decrease in inventories prior to the sale of Datasouth in September 2000, and a decrease in accounts receivable, net of accounts payable and accrued expenses, during the period subsequent to the sale. During the fiscal year ended June 30, 2000, cash was provided by the operating activities of the discontinued Datasouth operation due to decreases in accounts receivable and inventories, net of a decrease in accounts payable and accrued expenses, of $376,000.

Historical Cash Flow Information — Cash Flows from Investing Activities
The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Year Ended June 30,

	2002	2001	2000

Capital expenditures	$(279)	$(1,166)	$(1,037)
Investments in and acquisition of businesses	(705)	(1,232)	(45,315)
Proceeds on sale or other disposition of investment assets	16,803	5,330	267
Other investing cash flows	(128)	(237)	13

Total cash flows from continuing operation investing activities	15,691	2,695	(46,072)
Cash flows from discontinued operation investing activities	843	2,347	(642)

Total cash flows from investing activities	$16,534	$5,042	$(46,714)

In the fiscal year ended June 30, 2002, the Company sold its remaining investments in Gray series A and series B preferred stock and its investment in Tarzian common stock, resulting in proceeds of $16,803,000. The Company’s investments in Gray preferred stock were sold to a company affiliated with the Company’s Chairman and the Tarzian investment was sold to Gray under the terms of an option agreement of which Gray and the Company were parties thereto. In the fiscal year ended June 30, 2001, Gray redeemed $5,000,000 of its series B preferred stock owned by the Company. In the fiscal year ended June 30, 2000, the Company completed the Host-USA Acquisition, expending cash (net of cash acquired) of $45,315,000.

In the fiscal years ended June 30, 2002 and 2001, cash of approximately $879,000 and $2,400,000, respectively, was provided by investing activities of discontinued operations as a result of the proceeds on the sale of Datasouth, some of which were deferred until after the effective date of the sale. Cash used in investing activities of discontinued operations was $642,000 for the fiscal year ended June 30, 2000 due to capital expenditures of $84,000 and deferred cash payments of $558,000 for Datasouth’s acquisition of a printer business.

Historical Cash Flow Information — Cash Flows from Financing Activities
The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Year Ended June 30,

	2002	2001	2000

Net borrowings (repayments) on revolving lines of credit	$5,600	$5,175	$(996)
Net proceeds (repayments) on long-term debt	(20,793)	(10,866)	47,835
Issuance of preferred stock	2,400	3,000
Other financing cash flows	(277)	(701)	(388)

Total cash flows from financing activities	$(13,070)	$(3,392)	$46,451

In the fiscal year ended June 30, 2002 and 2001, the Company reduced its long-term debt as a result of proceeds received on the sale or other disposition of investment assets in addition to proceeds received on the sale of Datasouth. Proceeds on the issuance of the Company’s preferred stock to companies affiliated with the Company’s Chairman were used to reduce long-term debt in the fiscal year ended June 30, 2002 and were used to fund working capital needs in the fiscal year ended June 30, 2001. The financing of the Host-USA Acquisition included incremental borrowings of long-term debt in the fiscal year ended June 30, 2000. There were no discontinued operation financing activities in the fiscal years ended June 30, 2002, 2001 or 2000.

Commitments —
As of June 30, 2002, Host was obligated to a final guaranteed rights fee payment of $5,000,000 to the NCAA under the Host-NCAA Contract. Although the original contract with CBS Sports commencing September 1, 2002 obligated Host to an aggregate guaranteed rights fee of $575 million, of which, $40 million would have been payable during the initial contract year commencing September 1, 2002, Host has been relieved of substantially all of that obligation under the terms of a new agreement executed in September 2002.

The Company also commits under certain other contracts, which expire at varying times through 2006, to the payment of guaranteed rights fees. Future guaranteed rights fee commitments as of June 30, 2002, excluding those under the Host-NCAA Contract and the Host-CBS Contract, total approximately $15.3 million for the fiscal year ending June 30, 2003 and approximately $43.7 million over the entire remaining term of such contracts, which range from one to four years.

The Company is a party to two interest rate swap agreements described in Note 9 to the Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $2.5 million as of June 30, 2002.

Dividends on the Company’s series B preferred stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average Nasdaq closing price for the twenty trading days immediately preceding each dividend payment date. On July 1, 2002, the Company declared a dividend to its series B preferred stockholders of record as of June 15, 2002, and paid such dividend in July 2002, having an aggregate value of $408,000, in the form of 440,165 shares of the Company’s common stock.

RESULTS OF CONTINUING OPERATIONS — FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

Results Derived from Operating Businesses —
Total revenues for the fiscal years ended June 30, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Year Ended June 30,

	2002	2001

Collegiate Marketing and Production Services	$79,099	$85,019
Affinity Events	19,248	24,177
Affinity Management Services	14,714	11,117
Consulting	11	24

	$113,072	$120,337

Total revenues and operating results for the Collegiate Marketing and Production Services segment and the Affinity Events segment were unfavorably impacted in the fiscal year ended June 30, 2002 by the economic downturn and the resulting decline in corporate advertising and sponsorships, particularly during Host’s peak selling period for corporate advertising and sponsorships which was primarily from September 2001 through February 2002. The Company believes that sales of corporate sponsorships associated with the NCAA Corporate Sponsor Program were negatively affected in the fiscal year ended June 30, 2002 since the Host-NCAA Contract was due to expire on August 31, 2002. The Company believes that NCAA corporate sponsors strongly prefer multi-year renewable commitments over single-year commitments, given the required time that it takes for a corporate sponsor to activate promotional programs related to an NCAA corporate sponsorship. It was therefore very difficult for the Company to attract and sign new NCAA corporate sponsors or replace NCAA corporate sponsors whose contracts had expired. Even though Host had signed the Host-CBS Contract under which Host then had the ability to continue selling NCAA corporate sponsorships, due to the nature of the Host-CBS Contract, no existing NCAA corporate sponsor contracts could extend beyond the August 31, 2002 termination date of the Host-NCAA Contract. Due to the change in the licensing rights provided to Host under the terms of the restructured Host-CBS Contract compared to the Host-NCAA Contract, effective September 1, 2002, total revenues derived by the Collegiate Marketing and Production Services segment will be significantly less than in prior years, as will direct operating costs of services rendered, due to a significant reduction in guaranteed rights fees that were incurred in prior years to acquire such licensing rights. Total revenues for the Collegiate Marketing and Production Services segment were favorably affected by approximately $1,500,000 in the fiscal year ended June 30, 2002 as a result of amending the termination dates of certain sponsorship contracts during the fiscal year from August 31, 2002 to June 30, 2002.

There were no significant transactions consummated by Gray during the fiscal year ended June 30, 2002 or 2001 that generated any significant consulting fee income for the Company. As a result of the Company’s 12.9% equity investment in Gray, approximately 12.9% of consulting fees charged to Gray is not recognized as income by the Company until Gray chooses to amortize or otherwise reduce the book value of its goodwill, or upon a reduction in the Company’s proportionate ownership of Gray common stock. There can be no assurance that the Company will recognize any consulting fees in the future, however the Company anticipates recognizing consulting fee income of at least $4,350,000 by December 2002 as a result of the execution by Gray of a definitive agreement to acquire Stations Holding Company, Inc. (“Stations”). The Company has received a $5,000,000 deposit from Gray as its consulting fee for services performed in connection with Gray’s planned acquisition of Stations; however, the fee is refundable to Gray if Gray’s acquisition of Stations does not ultimately occur. Assuming consummation of Gray’s acquisition of Stations, at least approximately 87.1% of the $5,000,000 fee, or approximately $4,350,000, will be reported as income by the Company, and approximately 12.9%, or approximately $650,000, will be deferred and reported as income by the Company only under the circumstances described above.

Total operating costs and expenses for the fiscal years ended June 30, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Year Ended June 30,

	2002	2001

Direct operating costs of services rendered	$88,531	$81,421
Selling, general and administrative	32,773	38,527
Amortization of acquisition intangibles	1,242	4,267

	$122,546	$124,215

Direct operating costs of services rendered increased for the fiscal year ended June 30, 2002 from the prior fiscal year due to increases in the direct cost of obtaining certain marketing rights from the NCAA, colleges and universities, and athletic conferences. The Company must commit under certain contracts to the payment of guaranteed rights fees and/or profit-sharing fees, and the total amounts incurred as guaranteed rights fees and profit-sharing fees historically increase each year under the terms of multi-year contracts and contract renewal agreements. The total amount expensed by the Company for guaranteed rights fees and profit-sharing fees was $54,664,000 for the fiscal year ended June 30, 2002 compared to $46,073,000 for the prior fiscal year. Direct operating costs of services rendered were increased in the fiscal year ended June 30, 2002 by approximately $3,300,000 as a result of the acceleration of termination dates of certain corporate sponsorship contracts to June 30, 2002 from August 31, 2002. As noted above, the Company anticipates that total revenues and total direct operating costs of services rendered for the Collegiate Marketing and Production Services segment will significantly reduce subsequent to June 30, 2002.

Selling, general and administrative costs declined for the fiscal year ended June 30, 2002 from the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the fiscal year ended June 30, 2002, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were $19,197,000 for the year ended June 30, 2002 compared to $21,378,000 for the prior fiscal year. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense declined to $1,584,000 for the year ended June 30, 2002 compared to $3,555,000 for the prior fiscal year. It is anticipated that travel expenses will continue to decrease as a result of the restructuring of the Host-CBS Contract.

Amortization of acquisition intangibles, primarily attributable to the Host-USA Acquisition, declined for the fiscal year ended June 30, 2002 from the prior fiscal year as a result of the Company’s previously-discussed adoption of FAS 142, which eliminated the requirement to amortize goodwill and other acquisition intangible assets. As a result of the changes made to the Host-CBS Contract, the Company accelerated approximately $6,582,000 of amortization expense at June 30, 2002 pertaining to the customer base intangible asset, since such modifications significantly altered the contractual nature of the Company’s underlying relationship with the NCAA.

Operating income (loss) for the fiscal years ended June 30, 2002 and 2001 is summarized as follows (amounts in 000’s):

	Year Ended June 30,

	2002	2001

Collegiate Marketing and Production Services	$(4,945)	$4,795
Affinity Events	(2,424)	(3,837)
Affinity Management Services	1,275	1,681
Consulting	11	24
Amortization of acquisition intangibles	(7,824)	(4,267)
Unallocated general and administrative costs	(2,149)	(2,274)

	$(16,056)	$(3,878)

Results Derived from Investments and Derivative Instruments —
Equity in earnings (losses) of affiliated companies, totaling $(1,962,000) for the fiscal year ended June 30, 2002 and $(4,235,000) for the fiscal year ended June 30, 2001 included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) iHigh; and (iii) until December 31, 2001, Rawlings, net of (b) amortization charges totaling $684,000 in 2001. Subsequent to December 31, 2001, the Company accounts for its investment in Rawlings as an “available-for-sale” marketable security (see Notes 6 and 15 to the Consolidated Financial Statements). As a result of adopting FAS 142 effective July 1, 2001, which eliminated the requirement for amortizing goodwill and certain other intangible assets, no amortization was charged to the investment in affiliated companies in the fiscal year ended June 30, 2002, thereby having a favorable impact of approximately $566,000 on the current year equity in earnings (losses) of affiliated companies.

Interest and dividend income of $151,000 and $810,000 for the fiscal years ended June 30, 2002 and 2001, respectively, was primarily derived from dividends paid on the Company’s investment in Gray’s series A and series B preferred stock, all of which was sold by September 2001. Shares of Gray series A and series B preferred stock were sold in September 2001 for $6,803,000, resulting in a gain of $3,064,000. Shares of Gray series A preferred stock were redeemed by Gray in December 2000 for $5,000,000, resulting in a gain of $2,160,000.

In the fiscal year ended June 30, 2002, the Company recognized a charge of $2,822,000 associated with the estimated impairment in the value of certain of the Company’s investments. The determination to reduce the carrying amount of these investments was made based on management’s estimate of the amount that might ultimately be recovered on a sale or other disposition of the investment and management’s estimate of amounts which are committed to be invested in the future for which management does not reasonably anticipate recovery.

In the fiscal year ended June 30, 2001, Total Sports, Inc. (“Total Sports”) was sold to Quokka Sports Inc. (“Quokka”). In exchange for the Company’s investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. During the fiscal year ended June 30, 2001, Quokka declared bankruptcy and discontinued its business operations. As a result, the Company reduced the book value of its investment in Quokka to zero, recording non-cash charges totaling $8,017,000. In addition to the charge taken to reduce the book value of its investment in Quokka, the Company also recognized charges totaling $939,000 associated with the estimated impairment in the value of other investments.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $(3,345,000) and $2,988,000 for the fiscal years ended June 30, 2002 and 2001, respectively. The value of the derivative instruments declined in the fiscal year ended June 30, 2002 as a result of a decline on the value of the warrants, and a decline on the value of the interest rate swap agreements as variable interest rates declined. As a result of the previously-discussed adoption of FAS 133, the Company recognized the cumulative effect of the accounting change of $(1,120,000), representing the value of the derivatives as of July 1, 2000 of $(1,807,000), less a deferred tax provision of $687,000.

Other income for the fiscal years ended June 30, 2002 and 2001 consisted primarily of income from an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian. In December 2001, Gray exercised its option and acquired the investment in Tarzian for $10,000,000.

In the fiscal year ended June 30, 2002, the Company recognized an extraordinary loss of $(627,000), net of tax, as its proportionate share of an extraordinary loss recognized by Gray related to a charge resulting from Gray’s early extinguishment of debt.

In the fiscal year ended June 30, 2002, the Company recognized the cumulative effect of an accounting change of $(2,620,000), net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 in connection with a change in Gray’s accounting for goodwill and other intangible assets.

Interest Expense and Debt Related Costs —
Interest expense decreased to $9,713,000 for the fiscal year ended June 30, 2002 from $11,545,000 for the prior fiscal year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of $2,830,000 and $2,410,000 for the fiscal years ended June 30, 2002 and 2001, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s Chairman, who has personally guaranteed the Company’s debt under its bank credit agreement. During the fiscal years ended June 30, 2002 and 2001, the Company issued approximately 1,055,000 shares and 874,000 shares, respectively, of common stock to the Company’s Chairman to compensate him for his personal guarantee. The value of the shares issued, approximately $753,000 in fiscal 2002 and $1,449,000 in fiscal 2001, is amortized over the period for which the shares provide compensation, and approximately $1,565,000 and $1,262,000 is included in debt issue cost amortization for the fiscal years ended June 30, 2002 and 2001, respectively.

Income Taxes —
As of June 30, 2002, the Company had a net operating loss carryforward for tax purposes of approximately $48.5 million to reduce Federal taxable income in the future, and other tax credit carryforwards totaling approximately $600,000 to reduce regular Federal income tax liabilities in the future. As of June 30, 2002, the Company had a net deferred tax asset of $21,400,000, net of a valuation allowance established in the fiscal year ended June 30, 2002 of $1,275,000, primarily due to a net operating loss carryforward for federal tax purposes that expire beginning in 2018. The Company believes it will generate adequate taxable income from operations or the sale or other disposition of appreciated nonoperating assets in an amount sufficient to realize the deferred tax asset prior to expiration of the net operating loss carryforward. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible intangibles amortization expense, state income taxes and, for the fiscal year ended June 30, 2002, a change in the amount of the valuation allowance.

RESULTS OF CONTINUING OPERATIONS — FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

Results Derived from Operating Businesses —
Total revenues for the fiscal years ended June 30, 2001 and 2000 are summarized as follows (amounts in $000’s):

	Year Ended June 30,

	2001	2000

Collegiate Marketing and Production Services	$85,019	$54,443
Affinity Events	24,177	11,312
Affinity Management Services	11,117	4,934
Consulting	24	1,311

	$120,337	$72,000

Total revenues for the fiscal year ended June 30, 2000 included revenues of companies acquired in the Host-USA Acquisition only for the period from December 17, 1999 (date of acquisition) through June 30, 2000. Therefore, whereas the operating results for the year ended June 30, 2001 include operating results for the Collegiate Marketing and Production Services, Affinity Events and the Affinity Management Services business segments for an entire fiscal year, the results for these three segments reported for the year ended June 30, 2000 only include the results for the period from December 17, 1999 (date of acquisition) through June 30, 2000. Had the Host-USA Acquisition occurred as of or prior to July 1, 1999, the results for the fiscal year ended June 30, 2001 would have reflected a decline in total revenue of approximately 9.3% from $129,711,000 pro forma revenue for the fiscal year ended June 30, 2000.

The Company believes that the weak U.S. economy resulted in a decline in corporate spending for advertising and sponsorships during the year ended June 30, 2001 compared to the previous fiscal year. Sales of corporate sponsorships associated with the NCAA Corporate Sponsor Program were also negatively affected in the fiscal year ended June 30, 2001 by the fact that during that year, there was a period of time during which Host had publicly announced that it had ceased negotiations with CBS Sports on an extension of Host’s representation of the NCAA in connection with the Corporate Partner Program. The Company believes that since prospective corporate sponsors had to then assume that Host might not continue its administration of this Program, and since the Company believes that corporate sponsors strongly prefer multi-year renewable commitments over what was then a two-year maximum arrangement, Host’s ability to sign new NCAA corporate sponsors for the then remaining two years of the Host-NCAA Contract was negatively affected. Total revenue, in comparison with pro forma revenue for the fiscal year ended June 30, 2000, was unfavorably impacted somewhat due to the elimination of certain loss-generating projects in the fiscal year ended June 30, 2001 (which likewise resulted in a reduction in pro forma operating costs and expenses).

There were no significant transactions consummated by Gray during the fiscal year ended June 30, 2001, therefore consulting fee income on services provided to Gray was only $24,000. In the fiscal year ended June 30, 2000, the Company recognized consulting fee income of $1,311,000, primarily in connection with Gray’s acquisition of three television stations.

Total operating costs and expenses for the fiscal years ended June 30, 2001 and 2000 are summarized as follows (amounts in $000’s):

	Year Ended June 30,

	2001	2000

Direct operating costs of services rendered	$81,421	$49,437
Selling, general and administrative	38,527	21,891
Amortization of acquisition intangibles	4,267	2,602

	$124,215	$73,930

Prior year operating costs and expenses included those of the companies acquired in the Host-USA Acquisition only for the period from December 17, 1999 through June 30, 2000. Operating costs and expenses attributable to companies acquired in the Host-USA Acquisition were $117,769,000 for the fiscal year ended June 30, 2001 and $68,320,000 in the prior fiscal year. Had the Host-USA Acquisition occurred as of or prior to July 1, 1999, the results for the fiscal year ended June 30, 2001 would have reflected a decrease in total operating costs and expenses of approximately 6.6% from the $133,028,000 total operating costs and expenses for the fiscal year ended June 30, 2000 on a pro forma basis.

Direct operating costs of services rendered for the fiscal year ended June 30, 2001 represent a decline from the total pro forma direct costs and expenses for the fiscal year ended June 30, 2000, due to the elimination of certain loss-generating projects (resulting in a decline in total pro forma revenue as well), headcount reductions occurring in January 2000 as Host and USA operations were merged and reductions in certain operating costs associated with the Company’s Affinity Events business which were enacted late in the fiscal year ended June 30, 2000. The overall reduction in pro forma direct operating costs and expenses was lessened by the increase in total guaranteed rights fees and profit-sharing fees under the terms of multi-year contracts and contract renewals.

Selling, general and administrative costs remained relatively constant in the fiscal year ended June 30, 2001 in comparison with the previous fiscal year on a pro forma basis, with the exception of a nonrecurring expense of $1,460,000 in the fiscal year ended June 30, 2000 for costs associated with a potential transaction involving one of the Company’s investments.

Amortization of acquisition intangibles, primarily attributable to the Host-USA Acquisition, were approximately the same for the fiscal year ended June 30, 2001 as the pro forma expense for the fiscal year ended June 30, 2000.

Operating income (loss) for the fiscal years ended June 30, 2001 and 2000 is summarized as follows (amounts in 000’s):

	Year Ended June 30,

	2001	2000

Collegiate Marketing and Production Services	$4,795	$4,354
Affinity Events	(3,837)	(2,551)
Affinity Management Services	1,681	568
Consulting	24	1,311
Amortization of acquisition intangibles	(4,267)	(2,602)
Unallocated general and administrative costs	(2,274)	(3,010)

	$(3,878)	$(1,930)

Had the Host-USA Acquisition occurred on or prior to July 1, 1999, the results for the fiscal year ended June 30, 2001 would have reflected an increase in the loss from operations of approximately $561,000 from $3,317,000 for the fiscal year ended June 30, 2000 presented on a pro forma basis.

Results Derived from Investments and Derivative Instruments —
Equity in earnings (losses) of affiliated companies, totaling $(4,235,000) for the fiscal year ended June 30, 2001 and $(2,533,000) for the fiscal year ended June 30, 2000 included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) Rawlings; (iii) subsequent to December 17, 1999, iHigh and certain other equity investments; and (iv) prior to December 17, 1999, Host and Capital, net of (b) amortization charges totaling $684,000 in 2001 and $699,000 in 2000.

In January 1999, USA sold its investment in broadcast.com, inc., recognizing a gain of approximately $40 million. As a result of Host’s equity investment in USA and the Company’s equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1.9 million in equity in earnings of affiliates in the fiscal year ended June 30, 2000 due to USA’s gain on the sale.

Rawlings recognized an after-tax charge of approximately $12.8 million associated with its decision to sell its Vic hockey business in its fiscal quarter ended May 31, 2000. As a result, the Company’s pretax equity in earnings (losses) of Rawlings was negatively impacted in the fiscal year ended June 30, 2000 by approximately $1.3 million.

Interest and dividend income of $810,000 and $958,000 for the fiscal years ended June 30, 2001 and 2000, respectively, was primarily derived from dividends paid on the Company’s investment in Gray’s series A and series B preferred stock. Dividend income decreased from the previous fiscal year due to Gray’s redemption of a portion of its series A preferred stock in December 2000 for $5,000,000, resulting in a gain to the Company of $2,160,000.

In the fiscal year ended June 30, 2001,the Company reduced the book value of its investment in Quokka to zero, recording non-cash charges totaling $8,017,000. In the fiscal year ended June 30, 2000, the Company recognized an expense of $2,850,000 associated with the impairment in the value of the Company’s investment in a warrant for Rawlings common stock. The determination to reduce the carrying value of the Company’s investment in the Rawlings warrant was made based on management’s assessment that the likelihood that the warrant would vest prior to its expiration date, in accordance with the present terms of the warrant, was remote. As a result of this assessment, management believed its ability to recover any of the carrying value of the investment in the warrant was remote. The warrant expired unexercised in November 2001.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $2,988,000 for the fiscal year ended June 30, 2001, as a result of an increase in the value of the warrants, net of a reduction in the value of the interest rate swap agreements as variable interest rates declined. As a result of the previously-discussed adoption of FAS 133, the Company recognized the cumulative effect of the accounting change of $(1,120,000), representing the value of the derivatives as of July 1, 2000 of $(1,807,000), less a deferred tax provision of $687,000.

As a result of Gray’s issuance of shares of its class B common stock in October 1999 in connection with consideration paid in the acquisition of three television stations, the Company’s common equity ownership of Gray was reduced from 16.9% to 13.1%, resulting in a pretax gain for the Company of $490,000 in the fiscal year ended June 30, 2000. There can be no assurance that such sales or such gains of a material nature will occur in the future.

As a result of accounting errors discovered by the Company in the financial statements of USA subsequent to the Host-USA Acquisition, the Company recorded a charge of $11,330,000 in December 1999, reflecting the extent to which USA’s net tangible current assets as of the date of the Host-USA Acquisition were overstated. The errors resulted from inaccurate computations of prepaid costs and expenses, sponsor contract receivables and deferred revenue associated with the Company’s (and prior to the Host-USA Acquisition, USA’s) Affinity Events business.

Other income for the fiscal years ended June 30, 2001 and 2000 consisted primarily of income from an option agreement with Gray whereby Gray has the right to acquire the Company’s investment in Tarzian.

Interest Expense and Debt Related Costs —
Interest expense was $11,545,000 and $8,746,000 for the fiscal years ended June 30, 2001 and 2000, respectively, increasing over the prior fiscal year due to increased borrowing in order to effect the Host-USA Acquisition in December 1999.

Debt issue cost amortization of $2,410,000 and $953,000 for the fiscal years ended June 30, 2001 and 2000, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing primarily for the Host-USA Acquisition, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s Chairman, who personally guaranteed the Company’s debt under its bank credit agreement. During the fiscal years ended June 30, 2001 and 2000, the Company issued approximately 874,000 shares and 305,000 shares, respectively, of common stock to the Company’s Chairman to compensate him for his personal guarantee. The value of the shares issued, approximately $1,449,000 in fiscal 2001 and $1,219,000 in fiscal 2000, is amortized over one year, and approximately $1,262,000 and $610,000 is included in debt issue cost amortization for the fiscal years ended June 30, 2001 and 2000, respectively.

Income Taxes —
The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill amortization and state income taxes, and in the fiscal year ended June 30, 2000 only, correction of purchase price.

RESULTS OF DISCONTINUED OPERATIONS

Revenue from Datasouth’s computer printer operations was $4,406,000 for the period July 1, 2000 to September 29, 2000, the date on which the operating business was sold to another computer printer company. Gross profit from printer operations was 23.2% for the period.

Operating expenses associated with discontinued operations for the period July 1, 2000 to September 29, 2000 of $1,221,000 represent 27.7% or revenue. Estimated operating losses during the disposal period were accrued as of June 30, 2000 and included as a component of the estimated loss on the disposal of the discontinued segment. Under the terms of the sale, Datasouth continued to employ personnel and operate Datasouth’s manufacturing and administration facility on behalf of the purchaser during a transition period subject to a transition services agreement. The purchaser reimbursed Datasouth for substantially all personnel and operating costs incurred during the transition period. The transition period ended on June 30, 2001, at which time all remaining employees of Datasouth became employees of the purchaser.

Revenue from Datasouth’s computer printer operations of $24,959,000 for the fiscal year ended June 30, 2000 and the gross profit margin from printer operations was 24.8% of revenue. Operating expenses associated with discontinued operations of $6,507,000 for the fiscal year ended June 30, 2000 represented 26.1% of revenue. Operating expenses included non-cash goodwill amortization expense of $555,000 for the fiscal year ended June 30, 2000.

The Company allocated an income tax benefit to the discontinued segment of $10,000 for the fiscal year ended June 30, 2000, representing an effective tax rate of 3.0%. The effective tax rate was low due since nondeductible goodwill amortization in the period nearly equaled the amount of pretax loss.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in “Liquidity and Capital Resources” above) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $519,000, $668,000 and $538,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, preferred stocks and options to purchase common stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In each case where there exists a quoted market price for a publicly-traded security in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management’s estimates of the aggregate fair value of the Company’s investments in affiliated companies (as described in Note 13 to the consolidated financial statements), a 10% change in the aggregate market value of such investments would increase or decrease such aggregate market value by approximately $4,600,000 and $7,700,000 as of June 30, 2002 and 2001, respectively.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s and Gray’s leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray’s business depends, in part, on sales of advertising time and space and on its relationships with, and success of, its national network affiliates; (iii) significant segments of the Company’s business are seasonal; (iv) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (v) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; (vi) war or acts of terrorism or a continued domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorships and advertising sold by the Company and Gray.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 7 “Management’s Discussion and Analysis.”

Item 8. Financial Statements and Supplementary Data

Page

Consolidated Financial Statements of Bull Run Corporation:

Reports of Independent Accountants	33
Consolidated Balance Sheets at June 30, 2002 and 2001	35
Consolidated Statements of Operations for each of the years in the three- year period ended June 30, 2002	36
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for each of the years in the three-year period ended June 30, 2002	37
Consolidated Statements of Cash Flows for each of the years in the three- year period ended June 30, 2002	38
Notes to Consolidated Financial Statements	39
Selected Quarterly Financial Data (Unaudited)	61

Report of Independent Auditors on the Consolidated Financial Statements of Gray Communications Systems, Inc. as of December 31, 2000 and for the year then ended	F-1

Report of Independent Public Accountants on the Consolidated Financial Statements of Rawlings Sporting Goods Company, Inc. as of August 31, 2000 and 1999, and for each of the three years in the period ended August 31, 2000
F-2

REPORT OF INDEPENDENT ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated balance sheets of Bull Run Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gray Television, Inc. (a corporation in which the Company has a 13% interest), as of December 31, 2000 and for the year then ended, and the financial statements of Rawlings Sporting Goods Company, Inc. (a corporation in which the Company has a 10% interest), as of August 31, 2000 and for the year then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for the periods ended December 31, 2000 and August 31, 2000 included for Gray Television, Inc. and Rawlings Sporting Goods Company, Inc., respectively, is based solely on their reports.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull Run Corporation at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
September 12, 2002, except as to Note 9,
for which the date is October 11, 2002

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Bull Run Corporation for the year ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and for the year then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Bull Run Corporation for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.
ERNST & YOUNG LLP

Charlotte, North Carolina
September 28, 2000, except for Note 3 as to which the date is
July 26, 2001

BULL RUN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$653	$2,637
Accounts receivable, net of allowance of $444 and $545 as of June 30, 2002 and 2001, respectively	16,296	29,547
Inventories	644	494
Prepaid costs and expenses	2,674	3,117
Income taxes receivable	4,187	4,626
Deferred income taxes		121
Net current assets of discontinued segment	104

Total current assets	24,558	40,542
Property and equipment, net	5,398	6,623
Investment in affiliated companies	25,115	50,399
Goodwill	57,862	57,862
Customer base and trademarks	17,202	25,026
Deferred income taxes	21,400	9,191
Other assets	9,464	14,313
Net noncurrent assets of discontinued segment		2,582

	$160,999	$206,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$20,590
Accounts payable	7,212	6,060
Deferred revenue	9,624	16,889
Accrued and other liabilities	19,549	13,942
Net current liabilities of discontinued segment		11

Total current liabilities	51,385	57,492
Long-term debt	98,091	107,693
Other liabilities	1,992	3,749

Total liabilities	151,468	168,934

Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value, (authorized 100 shares; issued and outstanding 5 shares; $5,400 aggregate liquidation value)	5,400

Stockholders’ equity:
Series A preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 3 shares; $3,000 aggregate liquidation value)		2,178
Common stock, $.01 par value (authorized 100,000 shares; issued 38,108 and 36,526 shares as of June 30, 2001 and 2000, respectively)	381	365
Additional paid-in capital	78,698	78,380
Treasury stock, at cost (542 shares)	(1,393)	(1,393)
Other comprehensive accumulated loss	(2,080)
Retained earnings (accumulated deficit)	(71,475)	(41,926)

Total stockholders’ equity	4,131	37,604

	$160,999	$206,538

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended June 30,

	2002	2001	2000

Revenue from services rendered	$113,072	$120,337	$72,000

Operating costs and expenses:
Direct operating costs of services rendered	88,531	81,421	49,437
Selling, general and administrative	32,773	38,527	21,891
Amortization of acquisition intangibles	7,824	4,267	2,602

	129,128	124,215	73,930

Operating loss	(16,056)	(3,878)	(1,930)
Other income (expense):
Equity in earnings (losses) of affiliated companies	(1,962)	(4,235)	(2,533)
Gain on issuance of shares by affiliate			490
Gain on disposition of investments	3,064	2,160
Reduction in valuation of investment in affiliate	(2,822)	(8,956)	(2,850)
Correction of purchase price allocation			(11,330)
Net change in value of certain derivative instruments	(3,345)	2,988
Interest and dividend income	151	810	958
Interest expense	(9,713)	(11,545)	(8,746)
Debt issue cost amortization	(2,830)	(2,410)	(953)
Other income (expense)	350	1,254	832

Loss from continuing operations before income taxes, extraordinary item and cumulative effect	(33,163)	(23,812)	(26,062)
Income tax benefit	7,257	6,228	5,077

Loss from continuing operations before extraordinary item and cumulative effect	(25,906)	(17,584)	(20,985)
Extraordinary loss, net of tax benefit of $233	(627)
Cumulative effect of accounting change, net of tax benefit of $1,350 in 2002 and $687 in 2001	(2,620)	(1,120)

Loss from continuing operations	(29,153)	(18,704)	(20,985)
Loss on operations of discontinued segment, net of tax			(317)
Estimated loss on disposal of discontinued segment, net of tax			(6,522)

Net loss	(29,153)	(18,704)	(27,824)
Preferred dividends	(396)

Net loss available to common stockholders	$(29,549)	$(18,704)	$(27,824)

Loss per share available to common stockholders, basic and diluted:
Loss from continuing operations before extraordinary item and cumulative effect adjustment	$(0.72)	$(0.50)	$(0.72)
Extraordinary loss	(0.02)
Cumulative effect of accounting change	(0.07)	(0.03)
Income (loss) from discontinued segment			(0.24)

	$(0.81)	$(0.53)	$(0.96)

Weighted average number of common shares outstanding:
Basic and diluted	36,485	35,307	29,044

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Redeemable
	Series B	Series A	Common Stock		Additional
	Preferred	Preferred			Paid-In
	Stock	Stock	Shares	Amount	Capital

As of July 1, 1999			22,983	$230	$21,840
Issuance of common stock			11,992	120	44,657
Issuance of nonqualified stock options					8,700
Exercise of stock options			652	6	776
Tax benefit from exercise of nonqualified stock options					150

As of June 30, 2000			$35,627	$356	$76,123
Issuance of Series A preferred stock with detachable warrants		2,178			822
Issuance of common stock			874	9	1,440
Exercise of stock options			25	0	17
Tax expense from exercise of nonqualified stock options					(22)

As of June 30, 2001	$	$2,178	36,526	$365	$78,380
Exchange of Series A preferred stock and warrants for Series B preferred stock	3,000	(2,178)			(822)
Issuance of Series B preferred stock	2,400
Issuance of common stock			1,522	15	1,088
Exercise of stock options			60	1	52

As of June 30, 2002	$5,400	$—	38,108	$381	$78,698

		Other	Retained
		Comprehensive	Earnings	Total
	Treasury	Accumulated	(Accumulated	Stockholders'
	Stock	Loss	Deficit)	Equity

As of July 1, 1999	$(1,393)		$4,602	$25,279
Issuance of common stock				44,777
Issuance of nonqualified stock options				8,700
Exercise of stock options				782
Tax benefit from exercise of nonqualified stock options				150
Net loss			(27,824)	(27,824)

As of June 30, 2000	$(1,393)		$(23,222)	$51,864
Issuance of Series A preferred stock with detachable warrants				3,000
Issuance of common stock				1,449
Exercise of stock options				17
Tax expense from exercise of nonqualified stock options				(22)
Net loss available to common stockholders			(18,704)	(18,704)

As of June 30, 2001	$(1,393)	$	$(41,926)	$37,604
Exchange of Series A preferred stock and warrants for Series B preferred stock				(3,000)
Issuance of common stock				1,103
Exercise of stock options				53
Other comprehensive loss		(2,080)		(2,080)
Preferred dividends			(396)	(396)
Net loss			(29,153)	(29,153)

As of June 30, 2002	$(1,393)	$(2,080)	$(71,475)	$4,131

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(29,153)	$(18,704)	$(27,824)
Loss (income) from discontinued segment			6,839
Adjustments to reconcile net loss to net cash used in continuing operations:
Cumulative effect of accounting change	2,620	1,120
Extraordinary loss	627
Correction of purchase price allocation			11,330
Provision for bad debts	630	576	267
Depreciation and amortization	12,270	8,438	4,669
Equity in (earnings) losses of affiliated companies	1,962	4,235	2,533
Other expense (income) derived from investment in affiliates, net	(120)	6,718	2,423
Net appreciation in value of derivative instruments	3,345	(2,988)
Deferred income taxes	(7,257)	(5,594)	(5,347)
Change in operating assets and liabilities:
Accounts receivable	12,621	(1,409)	12,497
Inventories	(150)	185	270
Prepaid costs and expenses	428	572	3,030
Accounts payable and accrued expenses	(1,868)	4,271	(11,585)
Other long-term liabilities	(1,276)	822	781

Net cash used in continuing operations	(5,321)	(1,758)	(117)
Net cash provided by (used in) discontinued operations	(127)	2,126	676

Net cash provided by (used in) operating activities	(5,448)	368	559

Cash flows from investing activities:
Capital expenditures	(279)	(1,166)	(1,037)
Investment in affiliated companies	(705)	(223)
Proceeds on dispositions of investments	16,803	5,330	267
Acquisition of businesses, net of cash acquired		(1,232)	(45,315)
Other investing activities	(128)	(14)	13

Net cash provided by (used in) continuing operation investing activities	15,691	2,695	(46,072)
Net cash provided by (used in) discontinued operation investing activities	843	2,347	(642)

Net cash provided by (used in) investing activities	16,534	5,042	(46,714)

Cash flows from financing activities:
Borrowings from notes payable and revolving lines of credit	22,950	23,625	32,702
Repayments on notes payable and revolving lines of credit	(17,350)	(18,450)	(33,698)
Proceeds from long-term debt			95,000
Repayments on long-term debt	(20,793)	(10,866)	(47,165)
Debt issue costs	(680)	(718)	(1,170)
Issuance of common stock	350
Exercise of stock options	53	17	782
Issuance of preferred stock	2,400	3,000

Net cash provided by (used in) continuing operation financing activities	(13,070)	(3,392)	46,451

Net increase (decrease) in cash and cash equivalents	(1,984)	2,018	296
Cash and cash equivalents, beginning of year	2,637	619	323

Cash and cash equivalents, end of year	$653	$2,637	$619

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bull Run Corporation (“Bull Run,” and collectively with its subsidiaries, the “Company”) provides media and marketing services to universities, athletic conferences and various associations and, in addition, market, and operate, amateur participatory sporting events through its wholly owned subsidiary, Host Communications, Inc. (“Host”). On December 17, 1999, Bull Run acquired the capital stock of Host, Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not then owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition” as discussed further in Note 3). The financial results of Host, USA and Capital have therefore been consolidated with those of Bull Run beginning on December 17, 1999. Effective July 1, 2000, USA was merged into Host.

In September 2000, the Company sold the computer printer manufacturing business segment operated by its wholly owned subsidiary, Datasouth Computer Corporation (“Datasouth”). Datasouth is reported as a discontinued operation (and discussed further in Note 4).

The Company also holds significant investments in sports and media companies, including Gray Television, Inc. (“Gray”, formerly known as Gray Communications Systems, Inc.), an owner and operator of 13 television stations, four daily newspapers and other media and communications businesses; Rawlings Sporting Goods Company, Inc. (“Rawlings”), a leading supplier of team sports equipment in North America; and iHigh, Inc. (“iHigh”), a company developing a network of Internet web sites focused on high school sports and activities.

Effective August 31, 2002, the Company will change its fiscal year end from June 30 to August 31. As a result, the Company will file with the U.S. Securities and Exchange Commission a Transition Report for the period July 1, 2002 to August 31, 2002 on                      Form 10-Q, and future filings will be submitted for the quarterly periods ended November 30, February 28 (or 29), May 31 and August 31.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Host, USA (prior to its merger with Host on July 1, 2000) and Capital are included as wholly owned subsidiaries beginning December 17, 1999.

Use of Estimates – The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Rights Fee Expenses – Revenue from services are recognized as the services are rendered. Corporate sponsor license fee revenue that is not related to specific events is recognized ratably over the term of the sponsorship. In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized ratably over the term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements (“profit splits”) based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split.

Barter Transactions – The Company provides advertising and licensing rights to certain customers or sublicensees in exchange for services. The estimated fair value of the services to be received is recognized as accounts receivable and deferred revenue. As these services are used, an amount is charged to operating expense. Advertising revenue is recognized as the advertising is used by the customer and license fee revenue is recognized ratably over the term of the sublicense agreement. For the fiscal years ended June 30, 2002, 2001 and 2000, net revenues included barter transactions of approximately $2,700, $2,400 and $1,800, respectively, and operating expenses included barter transactions of approximately $3,100, $2,500 and $1,100, respectively.

Cash and Cash Equivalents – Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Risk – In certain situations, the Company may invoice certain customers up to 90 days in advance. Accounts receivable pertaining to advance billings are also included as deferred revenue until such time as the revenue is earned. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

The Company has generated a significant amount of revenue from sublicensing National Collegiate Athletic Association (“NCAA”) corporate sponsorship rights to major corporations. The Company’s final contract with the NCAA (the “Host-NCAA Contract”), which provided these rights to the Company, in addition to other rights, ended on August 31, 2002. The Company became a party to an agreement with CBS Sports dated July 1, 2001 (the “Host-CBS Contract”) which granted the Company many of the same or similar rights as previously granted to the Company by the NCAA. The Host-CBS Contract was restructured in September 2002. Although the restructured agreement continues to provide for licensing of NCAA trademarks, publishing and other rights, it does not provide for the sublicensing of NCAA corporate sponsorship rights; therefore, the Company will no longer derive revenues from the sale of NCAA corporate sponsorship rights subsequent to June 30, 2002. The restructured agreement also substantially eliminated the obligation to pay a significant guaranteed rights fee associated with the procurement of corporate sponsorship rights. The Company expects the changes in the Host-CBS Contract will result in a significant reduction in total revenues and direct operating costs of services rendered, and a reduction in accounts receivable and accrued expenses subsequent to June 30, 2002. For the fiscal years ended June 30, 2002, 2001 and 2000, approximately 25%, 26% and 36% of the Company’s revenues from continuing operations arose from sublicensing NCAA corporate sponsor rights, respectively. Accounts receivable included approximately $2,790 and $10,537 as of June 30, 2002 and 2001, respectively, due from NCAA corporate sponsors.

Inventories – Inventories, stated at cost, consist primarily of materials and supplies associated with the Company’s printing operations.

Property and Equipment – Property and equipment is stated at cost less depreciation computed on the straight-line method over the estimated useful life of the asset, generally from three to 10 years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset. Depreciation expense for continuing operations was $1,518, $1,650 and $1,054 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Depreciation expense for discontinued operations was $0, $76 and $426 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Investment in Affiliated Companies – The Company accounts for its investments in Gray and iHigh by the equity method. Until December 31, 2001, the Company accounted for its investment in Rawlings by the equity method. Prior to the Host-USA Acquisition, the Company accounted for its investments in Host and Capital by the equity method. Until the Company reduced the carrying value of its investment in Quokka Sports, Inc. (“Quokka,” which was initially an investment in Total Sports, Inc., prior to the sale of Total Sports to Quokka in September 2000) to zero in 2001, the Company accounted for its investment in Total Sports by the cost method. Prior to selling its investment in Sarkes Tarzian, Inc. (“Tarzian”) in December 2001, the Company accounted for its investment in Tarzian by the cost method. Prior to the Host-USA Acquisition, the Company accounted for its investment in USA by the cost method.

In December 2001, the two directors of the Company who also served on Rawlings’ board of directors resigned from Rawlings’ board. As a result, the Company determined it no longer exercised significant influence over Rawlings’ policy-making decisions, and began accounting for its investment in Rawlings as an “available-for-sale” marketable security. Therefore, beginning December 31, 2001, “Investment in affiliated companies” on the balance sheet includes the Company’s investment in Rawlings at the current market value as determined by the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market. The carrying value of the investment in Rawlings in excess of the current market value, net of deferred taxes, is reported in the balance sheet as “Other comprehensive accumulated loss.” Unrealized market value changes in Rawlings’ common stock will be reflected as a change in “Investment in affiliated companies” and “Other comprehensive accumulated loss,” except for any potential permanent impairment charges, which would be reported as losses in the Consolidated Statement of Operations.

As a result of adopting Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FASB Statement No. 142”) effective July 1, 2001, the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments was eliminated. The unamortized difference, totaling approximately $8,057 as of June 30, 2002 and $14,100 as of June 30, 2001, was amortized over 10 to 40 years until June 30, 2001, and such amortization (totaling $684 and $699 in the fiscal years ended June 30, 2001 and 2000, respectively) resulted in a reduction in the Company’s equity in earnings of affiliated companies.

The Company recognizes a gain or loss on the issuance of shares by an investee company resulting in dilution of the Company’s interest in the investee. The gain or loss is determined based on the difference between (a) the Company’s post-issuance allocable share of the investee’s underlying equity, as compared to the Company’s allocable share of the investee’s underlying equity immediately prior to the issuance, and (b) a pro rata reduction of the unamortized difference between the Company’s carrying value of the investment and the Company’s allocable share of the investee’s underlying equity immediately prior to the issuance. Deferred taxes are provided on recognized gains or losses.

Goodwill and Other Long-Lived Assets – Prior to July 1, 2001, goodwill and certain purchased intangibles (i.e., trademarks) associated with the Host-USA Acquisition were amortized over 20 years. Effective July 1, 2001, the Company adopted FASB Statement No. 142, which eliminated the requirement to amortize goodwill and trademarks. Under the provisions of

FASB Statement No. 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. The initial impairment test was completed as of December 31, 2001, and concluded that the carrying amount of goodwill and trademarks as of July 1, 2001 for each business unit acquired in the Host-USA Acquisition did not exceed its net realizable value based on the Company’s estimate of future cash flows to be generated by each of the five business units. If the Company concludes that the carrying value of such intangibles for any of the five business units exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill and/or trademarks as reported in the balance sheet. Management believes that the occurrence of negative cash flows in certain of the business units in certain fiscal periods subsequent to the Host-USA Acquisition was due to nonrecurring factors, and as a result, management believes that its estimates of future positive cash flows for these business units is reasonable.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the Host-USA Acquisition, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. As a result of the changes made to the Host-CBS Contract, the Company accelerated approximately $6,582 of amortization expense at June 30, 2002, pertaining to the customer base intangible assets, since such modifications significantly altered the contractual nature of the Company’s underlying relationship with the NCAA. Subsequent to June 30, 2002, the Company estimates annual amortization expense to be approximately $1,216 until August 31, 2004, then $680 per year thereafter until fully amortized in December 2015.

Accumulated amortization of acquisition intangibles was $14,691 and $6,867 as of June 30, 2002 and 2001, respectively, including $4,885 associated with goodwill as of both dates.

Income Taxes – Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized.

Stock-Based Compensation – Except for stock options granted to former Host and USA optionholders in connection with the Host-USA Acquisition, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” no compensation expense is recognized for such grants. The value of stock options issued by the Company in connection with the Host-USA Acquisition, having an exercise price which was less than the fair value of the shares of Bull Run common stock as of the date of the Host-USA Acquisition, was included as a component of the Host-USA Acquisition price.

Derivative Instruments and Hedging Activities – Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, as of July 1, 2000, the Company recognizes all derivatives, which include the value of interest rate swap agreements and the value of the Company’s warrants to purchase Gray common stock, on the balance sheet at fair value. The Company’s adoption of this Statement resulted in a decrease in Stockholders’ Equity and Total Assets of $1,120 as of July 1, 2000, and resulted in net appreciation (depreciation) in the value of its derivatives of $(3,345) and $2,988 for the fiscal years ended June 30, 2002 and 2001, respectively.

Earnings (Loss) Per Share – Basic earnings per share excludes any dilutive effects of stock options. In periods where they are anti-dilutive, dilutive effects of stock options are excluded from the calculation of dilutive earnings (loss) per share.

3. HOST-USA ACQUISITION

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

The estimated fair values of assets and liabilities acquired are summarized as follows:

Receivables	$42,218
Inventories	918
Prepaid costs and expenses	6,740
Income taxes receivable	3,689
Property and equipment	7,112
Investment in affiliated companies	11,320
Goodwill	62,747
Customer base and trademarks	24,500
Deferred income taxes	2,738
Other assets	1,075
Current liabilities assumed	(42,862)
Other liabilities assumed	(330)

119,865
Less: Investment in Host, Capital and USA immediately prior to the acquisition	(14,339)

105,526
Purchase price in excess of fair value of assets and liabilities acquired	11,330

$116,856

Subsequent to the Host-USA Acquisition, the Company discovered errors in the financial statements of USA at the acquisition date. These errors involved an overstatement of net current assets as of the acquisition date of $11,330. The errors were a result of incorrect computations of prepaid costs and expenses, sponsor contract receivables and deferred revenues associated with the Company’s (and prior to the Host-USA Acquisition, USA’s) Affinity Events business. As a result, the Company recorded an expense of $11,330 in December 1999, reflecting the extent to which USA’s net current assets as of the date of the Host-USA Acquisition were overstated.

As a result of the anticipated reorganization immediately following the Host-USA Acquisition, the Company accrued approximately $195 for costs to close certain duplicative office facilities and accrued approximately $1,500 in severance costs for approximately 50 terminated employees of the acquired companies, primarily in the Collegiate Marketing and Production

Services and the Affinity Events business segments. These costs were accrued as part of the preliminary allocation of the purchase price, and through June 30, 2002, the Company has expended substantially all of the amounts originally reserved for its intended purposes.

Had the Host-USA Acquisition been consummated as of July 1, 1999, for the fiscal year ended June 30, 2000, the Company’s pro forma (unaudited) total revenues would have been $129,711, the operating loss would have been $(3,317), the loss from continuing operations would have been $(14,952), the net loss would have been $(21,791) and the basic and diluted loss per share would have been $(.63). The pro forma operating loss for the fiscal year ended June 30, 2000 includes amortization of acquisition intangibles of $4,545, and does not include the $11,330 expense related to the overstatement of net current assets acquired from USA. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired companies been combined in prior years.

4. DISCONTINUED OPERATION

The Company consummated the sale of Datasouth’s computer printer manufacturing operation on September 29, 2000. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements.

The loss on the sale of Datasouth of $6,522, including a $350 pretax provision for operating losses during the disposal period, were combined with Datasouth’s operating results and presented as discontinued operations in the financial statements for the year ended June 30, 2000. Certain of the proceeds to be realized on the sale of Datasouth’s assets are deferred under a note agreement with the purchaser that was amended in July 2002 to provide for variable quarterly payments by the purchaser to the Company based on a calculation based on the purchaser’s operating profits. To the extent actual proceeds on the sale of Datasouth’s assets differ from management’s estimate of such proceeds as of June 30, 2002, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current assets are presented net of current liabilities and noncurrent assets are presented net of noncurrent liabilities.

The following is a summary of assets and liabilities of these discontinued operations:

	June 30,

	2002	2001

Current assets:
Accounts receivable, net	$25	$168
Other current assets	87
Current liabilities:
Accounts payable and accrued expenses	(8)	(179)

	$104	$(11)

Noncurrent assets:
Undeveloped land		$700
Other assets		4
Deferred income taxes		1,878

		$2,582

The following summarizes revenues and operating results from these discontinued operations:

	Year Ended June 30,

	2001	2000

Revenue from printer operations	$4,406	$24,959
Income (loss) from operations	0	(326)

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

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,

	2002	2001	2000

Interest paid	$10,143	$11,907	$8,323
Income taxes paid (recovered), net	(472)	(2,015)	397
Noncash investing and financing activities:
Common stock and stock options issued in Host-USA Acquisition			52,258
Issuance of subordinated notes in Host-USA Acquisition			18,594
Issuance of common stock in connection with debt issuance costs	753	1,449	1,219

6. INVESTMENT IN AFFILIATED COMPANIES

The Company’s investment in affiliated companies consists of the following:

	June 30, 2002		June 30, 2001

Affiliate	Amount	Voting %	Amount	Voting %

Gray common	$19,060	26.1%	$24,515	26.1%
Gray preferred			3,738
Tarzian			10,000	33.5%
Rawlings	4,328	10.1%	8,184	10.1%
iHigh	1,727	35.1%	2,802	35.1%
Other			1,160

Total	$25,115		$50,399

Equity in earnings (losses) of affiliated companies consists of the following:

	Year Ended June 30,

Affiliate	2002	2001	2000

Gray	$(414)	$(1,661)	$(1,661)
Rawlings	(474)	113	(1,770)
iHigh	(1,074)	(2,614)	(706)
Host			492
Capital			1,091
Other		(73)	21

Total	$(1,962)	$(4,235)	$(2,533)

Investment in Gray and Gain on Issuance of Common Shares – As of June 30, 2002, the Company owned approximately 12.9% of Gray’s outstanding common stock and warrants to purchase additional shares of Gray’s common stocks. Certain executive officers of the Company are also executive officers of Gray.

In the fiscal year ended June 30, 2002, the Company recognized an extraordinary loss of $627, net of tax, as its proportionate share of an extraordinary loss recognized by Gray in January 2002 related to a charge resulting from Gray’s early extinguishment of debt.

In the fiscal year ended June 30, 2002, the Company recognized the cumulative effect of an accounting change of $2,620, net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 as a result of Gray’s adoption of FASB Statement No. 142, and Gray’s associated reduction in previously unamortized goodwill and purchased intangibles.

The Company provides consulting services to Gray from time to time in connection with Gray’s acquisitions (including acquisition financing) and dispositions. As a result of the Company’s 12.9% equity investment in Gray, approximately 12.9% of the consulting fees charged to Gray is deferred and recognized as consulting fee income as Gray amortizes its goodwill or as the Company’s proportionate equity investment in Gray declines. The Company recognized consulting fee income from Gray of $11, $24 and $1,311 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, for services rendered in connection with certain of Gray’s acquisitions and dispositions. Deferred income related to consulting fees charged to Gray was $663 and $674 as of June 30, 2002 and 2001, respectively.

Until all remaining shares were sold in September 2001, the Company owned shares of Gray’s series A preferred stock entitling the holder thereof to annual cumulative cash dividends of $800 per share, payable quarterly, and shares of Gray’s series B preferred stock entitling the holder thereof to annual cumulative dividends of $600 per share, payable quarterly. Dividends on the series B preferred stock were payable in cash or in additional shares of series B preferred stock, at Gray’s option. Total dividend income on Gray series A and B preferred stock recognized by the Company was $127, $695 and $905 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In September 2001, the Company sold its remaining shares of Gray series A and series B preferred stock for the redemption value of $6,803 to certain companies of which the Company’s Chairman of the board is an executive officer and/or principal stockholder, resulting in a gain to the Company of $3,064. In the fiscal year ended June 30, 2001, Gray redeemed series A preferred stock held by the Company at its redemption value of $5,000, resulting in a gain to the Company of $2,160. Proceeds on the sale and redemption of Gray preferred stocks were used to reduce the Company’s long-term debt.

In connection with the Company’s purchases of Gray’s series A and series B preferred stock in 1996, the Company acquired warrants to purchase up to 731 shares of Gray’s class A common stock at $11.92 per share and warrants to purchase up to 375 shares of Gray’s class A common stock at $16.00 per share. All of the warrants owned by the Company to purchase 1,106 shares of Gray’s class A common stock are fully vested and exercisable, and all such warrants expire in 2006. The Company’s warrants for 100 shares of Gray’s common stock (formerly called “class B common stock”) are described under “Investment in Tarzian” below. The aggregate carrying value of the warrants, amounting to $7,409 and $10,116 as of June 30, 2002 and 2001, respectively, is included on the balance sheet as a component of “other assets” (refer also to the discussion of FASB Statement No. 133 in Note 2 under the caption “Derivative Instruments and Hedging Activities”).

In October 1999, Gray acquired three television stations for consideration that included shares of Gray’s common stock valued at approximately $49,500, or $14.41 per share. As a result of such issuance, the Company’s common equity ownership of Gray was reduced from 16.9% to 13.1% (resulting in a reduction in the Company’s voting interest in Gray from 27.5% to 26.2%). As a result of this dilution, and since the newly issued shares were issued at a price which exceeded the Company’s investment carrying value per share, the Company recognized a $490 pretax gain on Gray’s issuance of shares in the year ended June 30, 2000.

Gray’s common stocks are publicly traded on The New York Stock Exchange (symbols: GTN and GTN.A). The aggregate market value of Gray common stock owned by the Company was $36,676 on June 30, 2002 and $38,593 on June 30, 2001, based on the closing price per share as quoted on The New York Stock Exchange as of those dates.

Investment in Tarzian – In January 1999, the Company acquired shares of the outstanding common stock of Tarzian for $10,000. The acquired shares represented 33.5% of the total outstanding common stock of Tarzian, both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represented 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian filed a complaint with the United States District Court for the Southern District of Indiana, claiming that it had a binding contract with the seller to purchase the shares from the seller prior to the Company’s purchase of the shares, and requests judgment providing that the seller be required to sell the shares to Tarzian. The Company believes that a binding contract between Tarzian and the seller did not exist prior to the Company’s purchase of the shares, and in any case, the Company’s purchase agreement with the seller provides that in the event that a court of competent jurisdiction awards title to a person or entity other than the Company, the purchase agreement is rescinded, and the seller is required to pay the Company the full $10,000 purchase price, plus interest. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana.

In March 1999, the Company executed an option agreement with Gray, whereby Gray had the option of acquiring the Tarzian investment from the Company for $10,000, plus related costs. In addition, Gray agreed to pay the Company a finder’s fee of $1,000. After multiple extensions of this option, Gray exercised the option in December 2001 and acquired the Company’s investment for cash proceeds of $10,000. The Company used the proceeds on the sale to reduce its outstanding long-term debt.

The Company recognized option and finders fee income from Gray of $349, $1,289 and $810 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002 and 2001, option and finder fee income of $398 and $747, respectively, was deferred as a result of the Company’s 12.9% equity investment position in Gray, and will be recognized if and when Gray records expense associated with these fees or as the Company’s proportionate equity investment in Gray declines.

The Company received from Gray warrants to acquire 100 shares of Gray’s common stock (formerly called “class B common stock”) at $13.625 per share, in connection with the option agreement. The warrants vested in December 2001 upon Gray’s exercise of the option and will expire in 2011. The value of these warrants are included in the balance sheet as a component of “other assets” (see discussion in “Investment in Gray and Gain on Issuance of Common Shares” above).

Investment in Rawlings – In November 1997, the Company entered into a series of agreements with Rawlings, including an Investment Purchase Agreement (the “Purchase Agreement”), and a Standstill Agreement. Pursuant to the Purchase Agreement, the Company acquired warrants to purchase approximately 10% of Rawlings’ common stock. The warrant expired unexercised in November 2001. The Standstill Agreement provides that, until July 2003, the Company is restricted in acquiring additional shares of Rawlings’ common stock or participating in certain types of corporate events relating to Rawlings, including proxy contests and tender offers, subject to certain exceptions. In accordance with the terms of the Standstill Agreement, the two directors of the Company who also served on Rawlings’ board of directors were required to resign from the Rawlings’ board in November 2001 upon the expiration of the Rawlings warrants. As a result of the loss of seats on Rawlings’ board of directors, the Company no longer exercises significant influence over Rawlings’ policy-making decisions, and therefore effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for sale” security (as described in Note 2 under the caption “Investment in Affiliated Companies”).

Under the terms of the Purchase Agreement, the Company also acquired approximately 10.3% (representing 10.1% as of June 30, 2002) of Rawlings’ outstanding common stock in the open market from November 1997 through January 1998. The Company’s total cost to purchase the warrants pursuant to the Purchase Agreement was approximately $2,850. During the year ended June 30, 2000, the Company reduced the book value of its investment in the Rawlings warrants to zero, recognizing a $2,850 expense.

In its fiscal quarter ended May 31, 2000, Rawlings recognized an after tax charge of $12,800 associated with its decision to sell its Vic hockey business. As a result, the Company’s pretax equity in losses of Rawlings was negatively impacted in the fiscal year ended June 30, 2000 by approximately $1,300.

Rawlings’ common stock is publicly traded on the Nasdaq Stock Market. The aggregate market value of Rawlings common stock owned by the Company was $4,328 and $3,726 on June 30, 2002 and 2001, respectively, based on the closing price per share as quoted on the Nasdaq Stock Market as of those dates.

Investment in Quokka / Total Sports – In 1998 and 1999, the Company acquired shares of Total Sports, Inc. convertible preferred stocks for an aggregate cost of $3,500. In connection with the Host-USA Acquisition, the Company acquired Total Sports common stock owned by Host valued at $3,651.

In November 2000, Total Sports was sold to Quokka Sports, Inc. (“Quokka”). In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. Quokka’s common stock was publicly traded on the Nasdaq Stock Market until April 2001, when Quokka announced its intention to seek protection under the Federal Bankruptcy Code and soon thereafter, ceased all operations. On the effective date of the exchange, the Company reduced the book value of its investment in Total Sports to the fair market value of the Quokka common stock received in the exchange, recognizing a pretax loss of approximately $6,200 as of the effective date of the exchange. In March 2001, the Company further reduced the book value of its investment in Quokka to zero, recording an additional non-cash charge of approximately $1,800. Quokka operated a sports-oriented web site and provided web site services for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations.

Investment in iHigh – In connection with the Host-USA Acquisition, the Company acquired 39.4% (currently, approximately 35.1%) of the then outstanding common stock of iHigh valued at $6,122 as of the acquisition date.

Investments in Host, USA and Capital – Prior to the Host-USA Acquisition, the Company was effectively Host’s largest stockholder, owning directly or indirectly approximately 32.5% of Host common stock and 51.5% of Host preferred stock. The Company’s indirect ownership of Host’s common stock and Host’s preferred stock was owned by Capital, in which the Company owned 51.5% of the common stock. The Company and Host together were the largest stockholders of USA, with the Company owning approximately 3% of USA capital stock and Host owning approximately 33.8% of USA capital stock. Capital’s assets consisted solely of investments in Host common stock and all of Host 8% series B preferred stock.

The Company recognized its equity in earnings of Host on a six-month lag basis. In January 1999, USA sold its investment in broadcast.com, inc., a marketable security, recognizing an after-tax gain of approximately $40,000. As a result of Host’s equity investment in USA and the Company’s equity investment in Host reported on a six-month lag basis, the Company recognized approximately $1,900 as equity in earnings of affiliates in the fiscal year ended June 30, 2000 due to USA’s gain on the disposal of broadcast.com, inc.

Summarized Aggregate Financial Information (unaudited) –

The aggregate financial position of Gray and iHigh is as follows:

	June 30,

	2002	2001

Current assets	$47,168	$33,667
Property and equipment	61,687	68,425
Total assets	597,632	619,139
Current liabilities	25,078	29,124
Long-term debt	378,676	368,167
Total liabilities	461,911	469,741
Redeemable preferred stock	39,233
Stockholders’ equity	96,488	149,398

The aggregate operating results of Gray and iHigh are as follows:

	Year Ended June 30,

	2002	2001	2000

Operating revenue	$161,819	$168,518	$159,834
Income from operations	27,147	20,936	20,412
Net loss	(5,597)	(14,305)	(11,639)

Due to aggregate cumulative net losses reported by affiliated companies during the period in which the Company has had its investment in each affiliate, there are no aggregate undistributed earnings of investments accounted for by the equity method as of June 30, 2002.

7. PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following:

	June 30,

	2002	2001

Land	$448	$448
Building	962	962
Leasehold and building improvements	622	851
Machinery & equipment	2,854	2,598
Office furniture and equipment	3,628	4,166

	8,514	9,025
Accumulated depreciation and amortization	3,116	2,402

	$5,398	$6,623

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

	June 30,

	2002	2001

Incurred unbilled costs	$6,966	$3,156
Guaranteed rights fees and profit splits	9,305	7,583
Interest	952	1,040
Other	2,326	2,163

	$19,549	$13,942

9. LONG-TERM DEBT AND NOTES PAYABLE

As amended in October 2002, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $73,932, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments of $5,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003, with all amounts outstanding under the Term Loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. Interest is payable monthly. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of June 30, 2002, borrowings of $73,932 were outstanding under the Term Loans, borrowings of $19,975 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $25 at that date, of which, the Company anticipates repayment of up to $15,000 in the year ending June 30, 2003. As a result of the amendment in October 2002 and the Company’s plans for principal repayment by June 30, 2003, $15,000 has been presented in the balance sheet as the current portion of long-term debt, and the remainder is classified as a long-term liability. As of June 30, 2002, all borrowings under the Term Loans were subject to the banks’ prime rate-based rate of 6.25% and all borrowings under the Revolver were subject to the banks’ prime rate-based rate of 5.75%.

As of June 30, 2001, the Company had borrowings totaling $84,134 outstanding under the Term Loans and borrowings of $24,375 outstanding on the Revolver. As of June 30, 2001, all borrowings under the Term Loans were subject to the banks’ prime rate-based rate of 7.75% and all borrowings under the Revolver were subject to the banks’ prime rate-based rate of 7.25%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of a minimum amount of net worth and maintenance of minimum profitability thresholds determined quarterly. Long-term debt is collateralized by all of the Company’s assets, including all of its investments in affiliated companies. During the fiscal years ended June 30, 2002 and 2001, the Company was periodically out of compliance with certain financial covenants, some of which having since been eliminated under the amended credit agreement, and other provisions considered to be events of default under the terms of the credit agreement; however, the Company obtained waivers of each of these events of default, and is presently in compliance with all provisions of the credit agreement as last amended on October 11, 2002.

In connection with the Company’s bank credit facilities, the Company’s Chairman of the board entered into a guarantee agreement in favor of the banks, for which he received compensation from the Company during the fiscal years ended June 30, 2002, 2001 and 2000 in the form of 1,055,000, 874,000 and 305,000 restricted shares of the Company’s common stock then valued at $753, $1,449 and $1,219, respectively. As amended, the agreement provides for the Chairman’s personal guarantee of up to $91,000 of the Company’s outstanding bank debt. The guaranteed amount reduces dollar for dollar, subject to certain limitations, as the aggregate outstanding amount under the Term Loans is reduced. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the Company’s debt currently payable to the banks as a secured creditor.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes having an aggregate face value of $18,594. Interest is payable quarterly and the notes had an original maturity date of January 17, 2003. Through October 11, 2002, holders representing an aggregate amount of approximately $18,200 of these subordinated notes agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. It is anticipated that by no later than December 31, 2002, the remaining note holders will agree to the same or similar terms. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement. In connection with the acquisition of certain business operations, the Company also issued 9% subordinated notes in September 2000 having an aggregate face value of $1,180, due in annual installments of $590 with interest. Payment of interest and principal on all of the subordinated notes is subordinate to the Company’s bank credit agreement. In October 2002 the holders of these subordinated notes representing an aggregate outstanding amount of $590 agreed to amend the maturity date of their notes to March 31, 2004. The total amount of subordinated notes payable as of June 30, 2002 and 2001 was $19,184 and $19,774, respectively.

The Company is a party to two interest rate swap agreements. The first agreement, terminating on December 31, 2002, involves the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, terminating on December 31, 2002 (or December 31, 2004, at the bank’s option), involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt.

10. INCOME TAXES

The Company’s income tax benefit attributable to continuing operations consists of the following:

	Year Ended June 30,

	2002		2001		2000

Current:
Federal	$		$		$
State						(271)

						(271)
Deferred		7,257		6,228		5,348

		$7,257		$6,228		$5,077

The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

	Year Ended June 30,

	2002	2001	2000

Federal statutory tax rate	34.0%	34.0%	34.0%
Non-deductible intangibles amortization	(8.0)	(6.0)	(3.3)
Correction of purchase price allocation			(14.8)
State income taxes, net of federal benefit	2.1	2.0	1.4
Change in valuation allowance	(3.8)
Other, net	(2.4)	(3.8)	2.1

Effective tax rate	21.9%	26.2%	19.4%

Deferred tax liabilities (assets) associated with continuing operations are comprised of the following:

	June 30,

	2002	2001

Property and equipment	$1,786	$608
Prepaid costs and expenses		397
Valuation of derivative financial instruments	1,100	1,933
Other, net	42

Gross deferred tax liabilities	2,928	2,938

Allowance for doubtful accounts	(167)	(204)
Investment in affiliated companies	(4,010)	(194)
Accrued expenses	(1,338)	(338)
Deferred income	(452)	(714)
Nonqualified stock options outstanding	(1,395)	(1,395)
Net operating loss carryforward	(17,635)	(8,913)
Alternative Minimum Tax credit carryforward	(490)	(357)
Business credit carryforward	(116)	(116)
Other, net		(19)

Gross deferred tax assets	(25,603)	(12,250)
Less: valuation allowance	1,275

Deferred tax assets net of valuation allowance	(24,328)	(12,250)

Total deferred tax liability (asset), net	$(21,400)	$(9,312)

The loss on operations of the discontinued segment for the year ended June 30, 2000 is presented net of a tax benefit of $10. The loss on disposal of the discontinued segment for the fiscal year ended June 30, 2000 is presented net of an income tax benefit of $1,247.

As of June 30, 2002, the Company has a net operating loss carryforward for tax purposes of approximately $48,500 expiring beginning in 2018 to reduce Federal taxable income in the future. The Company also has as of June 30, 2002 an Alternative Minimum Tax credit carryforward of $490, and a business credit carryforward of $116, to reduce regular Federal tax liabilities in the future. In the fiscal year ended June 30, 2002, the Company established a valuation allowance of $1,275 because it was estimated that the Company may not ultimately realize all of the tax benefits from the operating loss carryforward prior to its expiration.

11. PREFERRED STOCK ISSUANCE AND EXCHANGE

In June 2001, the Company issued 3,000 shares of its series A preferred stock (the “Series A Preferred Stock”) with detachable warrants, for cash of $3,000, to companies of which the Company’s Chairman is an executive officer and/or principal stockholder. In November 2001, the Company issued 2,400 shares of its redeemable series B convertible preferred stock (the “Series B Preferred Stock”) for cash of $2,400 to a company of which the Company’s Chairman is an executive officer and principal stockholder. In addition, all holders of the Series A Preferred Stock elected to exchange their aggregate total of 3,000 shares of Series A Preferred Stock and the detachable warrants for the same number of shares of Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible at the holder’s option into 1,000 shares of the Company’s common stock beginning in November 2003. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share. The Company has the option to redeem the Series B Preferred Stock at any time; however, the Series B Preferred Stock must be redeemed by the tenth anniversary of the date of issuance.

12. STOCK OPTIONS

The Company’s 1994 Long Term Incentive Plan (the “1994 Plan”) reserves 7,200 shares of Company common stock for issuance of stock options, restricted stock awards and stock appreciation rights. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from five to ten years. In connection with the Host-USA Acquisition, options for an aggregate of 2,819 exercisable shares were granted to former holders of options for Host and USA shares, at exercise prices ranging from $.34 to $4.06 per share. As of June 30, 2002 and 2001, there were 545 and 1,221 shares available for future option grants under the 1994 Plan, respectively.

The Company’s Non-Employee Directors’ 1994 Stock Option Plan (the “1994 Directors’ Plan”) reserves 350 shares of the Company’s common stock for issuance of stock options. Options under the 1994 Directors’ Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors’ Plan were 135 as of June 30, 2002 and 150 as of June 30, 2001.

Information with respect to the Company’s stock option plans follows:

	Option	Option
	Shares	Price Range

Outstanding as of July 1, 1999	1,530	$0.75 - $4.38
Grants	3,004	$0.34 - $4.25
Exercised	(652)	$0.34 - $4.06
Forfeited	(24)	$2.31 - $2.41

Outstanding as of June 30, 2000	3,858	$0.34 - $4.38
Grants	1,360	$1.35 - $2.06
Exercised	(25)	$0.69
Forfeited	(364)	$0.69 - $4.06

Outstanding as of June 30, 2001	4,829	$0.34 - $4.38
Grants	1,175	$.93 - $1.05
Exercised	(60)	$0.88
Forfeited	(485)	$0.88 - $4.25

Outstanding as of June 30, 2002	5,459	$0.34 - $4.38

Exercisable as of:
June 30, 2000	3,594	$0.34 - $4.38
June 30, 2001	3,359	$0.34 - $4.38
June 30, 2002	3,766	$0.34 - $4.38

The weighted average per share fair value of options granted was $.62, $.83 and $1.85 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life was as follows: 75 exercisable shares at $.75 per share, expiring in 0.3 years; 372 exercisable shares at $.88 per share, expiring in 2.0 years; 150 exercisable shares at $1.50 per share, expiring in 2.3 years; 80 exercisable shares at $2.44 per share, expiring in 3.8 years; 5 exercisable shares at $2.38 per share, expiring in 4.8 years; 10 exercisable shares at $4.38 per share, expiring in 5.9 years; 60 exercisable shares at $3.73 per share expiring in 6.7 years; 2,152 exercisable shares at $.77 per share expiring in 3.7 years; 141 shares at $4.25 per share expiring in 7.8 years (98 shares of which were exercisable); 1,333 shares at $1.48 per share expiring in 7.4 years (450 shares of which were exercisable); and 1,081 shares at $1.05 per share expiring in 9.1 years (313 shares of which were exercisable).

Pro forma net loss and loss per share required by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 5.17%, dividend yield of 0.0%, a weighted average volatility factor of .477, and a weighted average expected life for the options of 7.3 years. Had compensation cost been measured based on the fair value based accounting of FAS 123, the net loss available to common stockholders would have been $(29,589), or $(.81) per share (basic and diluted), for the fiscal year ended June 30, 2002; $(18,901), or $(.54) per share (basic and diluted), for the fiscal year ended June 30, 2001; and $(27,974), or $(.96) per share (basic and diluted), for the fiscal year ended June 30, 2000. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect has not fully reflected until the year ended June 30, 2001.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregate fair value of the Company’s investment in affiliated companies was approximately $46,000, compared to the carrying value of $25,115, as of June 30, 2002, and $77,000, compared to the carrying value of $50,399, as of June 30, 2001. The estimate of fair value was based on, in the case of Gray, independent appraisals as of June 30, 2002 and 2001 used in connection for valuing the warrants to acquire the common stock of Gray owned by the Company; in the case of publicly-traded Rawlings, quoted market prices on the Nasdaq Stock Market as of June 30, 2002 and 2001; in the case of Tarzian as of June 30, 2001, acquisition cost; and in the case of iHigh, the value attributed to iHigh at the date of the Host-USA Acquisition less the Company’s equity in iHigh’s net losses since the Host-USA Acquisition; and management estimates.

The fair value of the Company’s interest rate swap agreements, having an aggregate notional amount of $45,000, is included as a component of “other assets” in the consolidated balance sheet (see “Derivative Instruments and Hedging Activities” in Note 2). The fair value, which equals the estimated amount to be received (paid) on terminating the swap agreements, if the Company had elected to do so, was approximately $(2,536) as of June 30, 2002 and $(1,897) as of June 30, 2001. The aggregate fair value of warrants to acquire the common stock of Gray, likewise included as a component of “other assets” in the consolidated balance sheet, was $7,409 as of June 30, 2002 and $10,116 as of June 30, 2001. The fair values of the warrants were determined based on an independent appraisal as of June 30, 2002 and 2001, respectively.

All other financial instruments, including cash, cash equivalents, receivables, payables and variable rate bank debt are estimated to have a fair value which approximates carrying value in the financial statements.

14. RETIREMENT PLANS

The Company had two 401(k) defined contribution benefit plans (following a merger of two plans effective July 1, 2001), whereby employees of the Company may contribute a portion of their gross pay to the plans subject to limitations set forth by the Internal Revenue Service. One of the two plans was terminated as of January 1, 2002. The Company may make matching and/or discretionary contributions to the employees’ accounts in amounts based on criteria set forth in the plan agreements. Total Company contributions to the plans were $517, $1,163 and $349 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, including contributions made to the Host and USA plans subsequent to the date of the Host-USA Acquisition.

15. COMMITMENTS AND CONTINGENCIES

The Company was obligated under the Host-NCAA Contract to issue an irrevocable letter of credit in contractually determined amounts to guarantee the Company’s payments to the NCAA for each contract period. The Company arranged for insurance companies to issue performance bonds on behalf of the Company in lieu of a portion of the irrevocable letter of credit as part of the guarantee to the NCAA. As of June 30, 2002, there was a $5,000 performance bond issued for the benefit of the NCAA and no outstanding letters of credit. The Host-NCAA Contract ended in August 31, 2002. Subsequent to June 30, 2002, the final guaranteed rights fee installment was paid to the NCAA and the $5,000 performance bond expired. Under the Host-CBS Contract, the Company was originally obligated to a $575,000 guaranteed rights fee obligation over a 11-year period; however, as a result of the changes to the contract executed in September 2002, the guaranteed rights fee obligation was substantially eliminated.

The Company commits under certain contracts, which expire at varying times through 2006, to the payment of guaranteed rights fees. Future guaranteed rights fee commitments as of June 30, 2002 totaled approximately $15,300 for the year ending June 30, 2003 and approximately $43,700 over the entire remaining term of such contracts, which range from one to four years.

Bull Run’s executive offices are leased from a company affiliated with a principal stockholder and director of the Company under an operating lease expiring in December 2002. Host has various operating leases for facilities and equipment expiring in 2003 through 2011. The Company’s total rental expense was $2,617, $2,505 and $1,843 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The minimum annual rental commitments under these and other leases with an original lease term exceeding one year are $2,246, $1,450, $1,223, $740 and $260 for the years ending June 30, 2003, 2004, 2005, 2006 and 2007, respectively, and $823 thereafter.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

16. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended June 30,

	2002	2001	2000

Loss from continuing operations before extraordinary item and cumulative effect of accounting change	$(25,906)	$(17,584)	$(20,985)
Preferred dividends	(396)

Loss available to common stockholders before extraordinary item and cumulative effect of accounting change	(26,302)	(17,584)	(20,985)
Extraordinary loss	(627)
Cumulative effect of accounting change	(2,620)	(1,120)

Loss from continuing operations	(29,549)	(18,704)	(20,985)
Loss from discontinued operations			(6,839)

Net loss available to common stockholders	$(29,549)	$(18,704)	$(27,824)

Weighted average number of common shares outstanding for basic loss per share	36,485	35,307	29,044
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted loss per share	36,485	35,307	29,044

Basic and diluted earnings (loss) per share:
Loss available to common stockholders before extraordinary item and cumulative effect of accounting change	$(0.72)	$(0.50)	$(0.72)
Extraordinary loss	(0.02)
Cumulative effect of accounting change	(0.07)	(0.03)

Loss from continuing operations	(0.81)	(0.53)	(0.72)
Loss from discontinued operations			(0.24)

Net loss available to common stockholders	$(0.81)	$(0.53)	$(0.96)

The effect of potentially dilutive employee stock options not considered above because they were anti-dilutive was 1,088 shares, 1,813 shares and 1,831 shares for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

17. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Year Ended June 30,

	2002	2001	2000

Net loss	$(29,153)	$(18,704)	$(27,824)
Other comprehensive loss:
Change in the valuation of available-for-sale investments, net of deferred tax	(2,080)

Comprehensive loss	$(31,233)	$(18,704)	$(27,824)

The change in valuation of available-for-sale investments resulted from the change in accounting for the Company’s investment in Rawlings from the equity method to accounting for it as an “available-for-sale” marketable security (as discussed in Note 6 under the caption “Investment in Affiliated Companies”). Changes in the value of the Company’s investment in Rawlings common stock, as determined by the closing price of Rawlings common stock quoted on the Nasdaq Stock Market as the beginning and end of each fiscal period, will result in future comprehensive income or loss.

18. SEGMENT DATA (unaudited)

Following the Host-USA Acquisition, the Company had four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily includes services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); (b) event management and marketing services (“Affinity Events”); (c) association management services (“Affinity Management Services”); and (d) consulting services (“Consulting”). A fifth business segment, associated with computer printer manufacturing and related sales and services, has been classified as a discontinued segment. Information for each of the Company’s segments associated with continuing operations is presented below. Operating results for the Collegiate Marketing and Production Services, Affinity Events and Affinity Management Services segments presented for the year ended June 30, 2000 only include results for the period December 17, 1999 (the date of the Host-USA Acquisition) through June 30, 2000.

	Year Ended June 30,

	2002	2001	2000

Net revenues, continuing operations:
Collegiate Marketing and Production Services	$79,099	$85,019	$54,443
Affinity Events	19,248	24,177	11,312
Affinity Management Services	14,714	11,117	4,934
Consulting	11	24	1,311

	$113,072	$120,337	$72,000

Operating income (loss):
Collegiate Marketing and Production Services	$(4,945)	$4,795	$4,354
Affinity Events	(2,424)	(3,837)	(2,551)
Affinity Management Services	1,275	1,681	568
Consulting	11	24	1,311
Amortization of acquisition intangibles	(7,824)	(4,267)	(2,602)
Unallocated general and administrative costs	(2,149)	(2,274)	(3,010)

	$(16,056)	$(3,878)	$(1,930)

	Year Ended June 30,

	2001	2001	2000

Depreciation expense, continuing operations:
Collegiate Marketing and Production Services	$1,301	$901	$692
Affinity Events	92	634	176
Affinity Management Services	118	109	181
Unallocated general and administrative costs	7	6	5

	$1,518	$1,650	$1,054

Capital expenditures, continuing operations:
Collegiate Marketing and Production Services	$214	$430	$801
Affinity Events	44	656	47
Affinity Management Services	7	77	182
Unallocated general and administrative costs	14	3	7

	$279	$1,166	$1,037

	June 30,

	2002	2001

Total assets, continuing operations:
Collegiate Marketing and Production Services	$17,732	$27,852
Affinity Events	5,149	11,499
Affinity Management Services	2,008	7,603
Investments in affiliated companies	25,115	50,399
Goodwill, customer base and trademarks	75,064	82,888
Net assets of discontinued segment	104	2,582
Other	35,827	23,715

	$160,999	$206,538

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended

	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002

Revenue from services rendered	$23,104	$34,082	$34,035	$21,851
Operating loss	(2,133)	(672)	(1,540)	(11,711)
Loss from continuing operations before extraordinary loss and cumulative effect adjustment	(3,665)	(3,297)	(3,476)	(15,468)
Extraordinary loss			(627)
Cumulative effect of accounting change			(2,620)
Loss from continuing operations	(3,665)	(3,297)	(6,723)	(15,468)
Net loss	(3,665)	(3,297)	(6,723)	(15,468)
Preferred dividends	(68)	(85)	(121)	(122)
Net loss available to common stockholders	(3,733)	(3,382)	(6,844)	(15,590)
Loss per share available to common stockholders, basic and diluted:
Loss available to common stockholders from continuing operations before extraordinary item and cumulative effect adjustment	$(0.10)	$(0.09)	$(0.10)	$(0.42)
Loss available to common stockholders from continuing operations	$(0.10)	$(0.09)	$(0.19)	$(0.42)
Net loss available to common stockholders	$(0.10)	$(0.09)	$(0.19)	$(0.42)
Weighted average number of shares, basic and diluted	36,002	36,136	36,514	37,290

	September 30,	December 31,	March 31,	June 30,
	2000	2000	2001	2001

Revenue from services rendered	$23,983	$35,905	$35,645	$24,804
Operating income (loss)	(3,947)	2,180	(1,136)	(975)
Loss from continuing operations before cumulative effect adjustment	(5,710)	(33)	(5,726)	(6,115)
Cumulative effect of accounting change	(1,120)
Loss from continuing operations	(6,830)	(33)	(5,726)	(6,115)
Net loss	(6,830)	(33)	(5,726)	(6,115)
Loss from continuing operations before cumulative effect per share, basic and diluted:
Loss from continuing operations before cumulative effect adjustment	$(0.16)	$(0.00)	$(0.16)	$(0.17)
Loss from continuing operations	$(0.19)	$(0.00)	$(0.16)	$(0.17)
Net loss	$(0.19)	$(0.00)	$(0.16)	$(0.17)
Weighted average number of shares, basic and diluted	35,085	35,085	35,213	35,844

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below is certain information concerning each of the officers and directors of the Company as of September 30, 2002.

     J. MACK ROBINSON, 79, has been a director of the Company since 1992, and the Chairman of the Board since 1994, and was Secretary and Treasurer of the Company in 1994; has been Chairman of the Board and President of Delta Life Insurance Company since 1958; was President of Atlantic American Corporation, (an insurance holding company) from 1988 to 1995, and Chairman of the Board of Atlantic American Corporation since 1974; and has been a director of Gray since 1993, becoming Chairman in September 2002, Chief Executive Officer of Gray since 1996, and from 1996 until September 2002, President of Gray.

     GERALD N. AGRANOFF, 55, has been a director of the Company since 1990; is the Managing Member of Inveraray Capital Management LLC (an investment management company); is a general partner of SES Family Investment & Trading Partnership, L.P. (an investment partnership); is the a general partner of, and general counsel to, Edelman Securities Company, L.P. (a registered broker-dealer), having been affiliated with the firm since 1982; he is Vice Chairman, Acting President and a director of Dynacore Holdings Corporation; and he is a director of Canal Capital Corporation.

     JAMES W. BUSBY, 48, has been a director of the Company since 1994; has been President of Del Mar of Wilmington Corporation (a real estate development company) since 1997; was the President of Datasouth Computer Corporation, a subsidiary of Bull Run since 1994, from 1984 to 1997; and was one of the founders of Datasouth in 1977, serving as Secretary from 1977 until 1984.

     W. JAMES HOST, 64, has been a director of the Company since 1999; and has been the Chief Executive Officer of Host Communications, Inc., a subsidiary of Bull Run since 1999, since founding the company in 1972.

     HILTON H. HOWELL, JR., 40, has been a director of the Company since 1994 and its Vice President and Secretary since 1994; has been the President and Chief Executive Officer of Atlantic American Corporation (an insurance holding company) since 1995 and Executive Vice President from 1992 to 1995; has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Co. since 1991; and has been a director of Gray since 1993, Vice Chairman of Gray since September 2002 and Executive Vice President of Gray from 2000 to September 2002.

     MONTE C. JOHNSON, 65, has been a director of the Company since 2001; has been self-employed as a business consultant since 1987; and has been President of KAJO, Inc. (an oil and gas operating company) since 1995.

     ROBERT S. PRATHER, JR., 57, has been the President and Chief Executive Officer of the Company and a director since 1992; has been a director of Gray since 1993, President and Chief Operating Officer of Gray since September 2002, and was Executive Vice President of Gray from 1996 to September 2002; and is a director of The Morgan Group,

Inc. (a transportation company) and a director of Swiss Army Brands, Inc. (a manufacturer and distributor of consumer products).

     FREDERICK J. ERICKSON, 43, has been Vice President – Finance, Treasurer and Chief Financial Officer of the Company since 1994; has served in the capacity of Executive Vice President – Finance & Administration or similar capacities with Datasouth since 1993; and was interim Chief Financial Officer of Gray from March to September 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Bull Run’s directors and executive officers, and persons who own more than 10 percent of the Bull Run common stock, to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of Bull Run common stock. To the Company’s knowledge, based solely on review of the copies of such reports furnished to Bull Run and representations that no other reports were required during the year ended June 30, 2002, all Section 16(a) filing requirements applicable to Bull Run’s executive officers, directors and greater than 10 percent beneficial owners were met.

Item 11. Executive Compensation

     The following table contains information about the compensation earned by Bull Run’s President and Chief Executive Officer and the other executive officer of Bull Run who earned more than $100,000 for the fiscal year ended June 30, 2002.

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
					Other	Restricted	Securities
Name and				Annual	Stock	Underlying	LTIP	All Other
Principal				Compen-	Award(s)	Options/	Payouts	Compen-
Position	Year	Salary ($)	Bonus ($)	sation ($)	($)	SARs (#)	($)	sation ($)

Robert S. Prather, Jr.,	2002	$349,600	$—	$—	$—	—	$—	$4,108	(1)
President and Chief	2001	$428,062	$150,000	$—	$—	700,000 shares	$—	$10,200	(1)
Executive Officer of	2000	$388,000	$125,000	$—	$—	—	$—	$10,000	(1)
Bull Run

Frederick J. Erickson,	2002	$159,000	$5,000	$—	$—	—	$—	$7,036	(1)
Vice President-	2001	$151,615	$50,000	$—	$—	100,000 shares	$—	$9,455	(1)
Finance of Bull Run	2000	$140,500	$36,377	$—	$—	—	$—	$10,613	(1)

(1)	Consists of employer contributions to the defined contribution retirement plan.

     Directors of the Company or its subsidiaries are entitled to a fee of $15,000 per year for their services as directors, payable in cash or shares of the Company’s common stock at each director’s option, and are reimbursed for their expenses for each meeting attended. Audit Committee members are compensated $1,000 for each meeting attended in person, and $500 for each meeting attended telephonically. Robert S. Prather, Jr., a director who is also an employee of the Company, received fees of $15,000 during the fiscal years ended June 30, 2002 and 2001 for his services as a director. For the fiscal years ended June 30, 2002 and 2001, W. James Host waived his right to receive a director’s fee. During the fiscal year ended June 30, 2001, Mr. J. Mack Robinson, the Company’s Chairman of the Board, was granted an option to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $1.49 per share (110% of the market value of the Company’s common stock on the date of grant) under the 1994 Long Term Incentive Plan. Directors who are not employees of the Company or its subsidiaries are eligible to receive stock options under the Company’s Non-Employee Directors’ 1994 Stock Option Plan. During the fiscal year ended June 30, 2002, each of Gerald N. Agranoff, James W. Busby and Monte C. Johnson, directors of the Company, was granted an option to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $.93 per share (the market value of the Company’s common stock on the date of grant) under the 1994 Non-Employee Directors’ Plan. During the fiscal years ended 2001 and 2000, each of Mr. Agranoff and Mr. Busby was granted in each year an option to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $2.06 and $3.94 per share, respectively, (the market value of the Company’s common stock on the date of grant) under the 1994 Non-Employee Directors’ Plan.

Compensation Committee Interlocks and Insider Participation

     J. Mack Robinson, Gerald N. Agranoff and James W. Busby are the members the Company’s Management Compensation and Stock Option Committee. Mr. Robinson, the Company’s Chairman of the Board, is also Chairman, Chief Executive Officer and a director of Gray and serves on the Compensation Committee of Gray. Mr. Busby was President of Datasouth Computer Corporation, the Company’s wholly owned subsidiary until its sale in 2001, from 1984 until his retirement in 1997.

     Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is also President, Chief Executive Officer and a director of Gray. Hilton H. Howell, Jr., Vice President, Secretary and a director of the Company, is also Vice Chairman and a director of Gray.

     The Company has provided consulting services to Gray from time to time in connection with Gray’s acquisitions, dispositions and acquisition financing. During the fiscal year ended June 30, 2002, the Company provided Gray such services in connection with Gray’s pending acquisition of Stations Holding Company, Inc., discussed elsewhere herein, for which the Company was paid $5,000,000. This fee is refundable to Gray if Gray does not ultimately acquire Stations. During the fiscal year ended June 30, 2002, Gray exercised its option to purchase the Company’s investment in Sarkes Tarzian, Inc. for $10,000,000.

Employment Agreements

     The Company had no employment agreements with any of its executive officers during the year ended June 30, 2002.

Stock Options

     There were no stock options granted during the fiscal year ended June 30, 2002 to the named executive officers. There were no stock appreciation rights exercised during the fiscal year ended June 30, 2002 and none were outstanding as of June 30, 2002.

     The following table sets forth information concerning outstanding and unexercised options held by the named executive officers set forth in the table above as of June 30, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the Money
	Acquired	Value	Options/SARs at FY-End (#)		Options/SARs at FY-End ($)
	on Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert S. Prather, Jr.	—	$—	72,740	—	$40,465	$—
			75,000	—	$11,250	$—
			233,000	467,000	$—	$—

			380,740	467,000	$51,715	$—

Frederick J. Erickson	—	$—	72,000	—	$1,800	$—
			50,000	—	$—	$—
			33,000	67,000	$—	$—

			155,000	67,000	$1,800	$—

Report of the Management Compensation and Stock Option Committee

     Bull Run’s executive compensation program is administered by the Management Compensation and Stock Option Committee of the board of directors, a committee currently composed of J. Mack Robinson, Gerald N. Agranoff and James W. Busby, all of whom are non-employee directors. The Compensation Committee makes recommendations to the board of directors concerning the overall philosophy of Bull Run’s executive compensation program, which consists of base salaries, annual incentives and long-term incentives, and makes determinations with respect to the grant of incentive awards, stock options and restricted stock awards to the executive officers and certain employees of Bull Run and its subsidiaries.

     Executive Compensation Philosophy. Bull Run’s executive compensation program is designed to attract, retain and motivate qualified executive personnel by recognizing and rewarding their accomplishments in support of Bull Run and its subsidiaries’ businesses. The Compensation Committee’s approach to structuring the total compensation package emphasizes base salary and annual incentive opportunities, along with significant long-term incentive opportunities that strongly link executive rewards to long-term stockholder value creation. Bull Run does not provide any significant executive perquisites as part of this total compensation package.

     Competitive Market Reviews. Each year the Compensation Committee reviews Bull Run’s executive compensation philosophy and the effectiveness and competitiveness of key executive compensation programs. The Compensation Committee determines what changes, if any, are appropriate in the compensation programs for the following year. In conducting this annual review, the Compensation Committee may use salary surveys, reports and other data prepared by independent compensation consultants, although it did not do so in fiscal 2002.

     Components of the Executive Compensation Program. The Compensation Committee’s policy for determining an executive’s base salary, annual incentive award and long-term incentive compensation is based on the responsibility of such executive, his impact on the operations and profitability of Bull Run or of the business unit for which such executive has operating responsibility and the knowledge and experience of such executive. The following describes the various factors affecting the Compensation Committee’s decisions relating to each component of Bull Run’s executive compensation package:

     Base Salary. Base salary is intended to provide compensation equal to the average compensation levels at comparable companies for equivalent positions. Although the Compensation Committee believes that its compensation structure is similar to that of other comparable companies, it did not specifically compare such structure with that of other companies in fiscal 2002.

     Annual Incentive Awards. Each executive officer is eligible to receive an annual cash incentive award. The amount of the award, like the base salary level, is set with reference to competitive conditions, as will as to the individual’s responsibility, knowledge, and experience, and his contribution to Bull Run or to the business unit for which the individual is responsible. Since these determinations are subjective in nature, the Compensation Committee does not assign relative weights to the matters considered. In fiscal 2002, the annual incentive award for Mr. Erickson (Vice President — Finance) represented approximately 3% of his base salary. In fiscal 2002, Mr. Prather did not receive an annual incentive award. The Compensation Committee accepted management’s recommendation to eliminate, or substantially reduce for fiscal 2002 certain discretionary cash compensation for management employees as Bull Run responds to difficult economic circumstances having an impact on its operating results.

     Long-Term Incentive Compensation. Bull Run’s long-term incentive compensation program is designed to provide equity awards, which are intended to be directly related to the creation of value for Bull Run’s stockholders. Long-term incentive compensation consists principally of stock options that generally vest over a period of three to five years. The principal purpose of the long-term incentive compensation program is to reward Bull Run’s executives for enhancing the value of Bull Run and, hence, the price of Bull Run common stock and, therefore, stockholders’ return. Additionally, this component of the compensation program (through deferred vesting) is designed to create an incentive for the individual to remain with Bull Run. During fiscal 2002, no options were granted to the executive officers of Bull Run because Mr. Prather and Mr. Erickson each received options during fiscal 2001. Options granted to Messrs. Prather and Erickson in fiscal 2001 vest in annual installments through 2004.

     Benefits. Bull Run offers basic benefits, such as medical, life and disability insurance, which Bull Run believes are comparable to those provided by other companies similar to Bull Run. Bull Run does not have an executive retirement plan nor does it provide other benefits, such as country club memberships, financial counseling or supplemental medical plans.

     Chief Executive Officer. Mr. Prather’s base salary for fiscal 2002 was less than his base salary for fiscal 2001 because, effective January 1, 2002, Mr. Prather began receiving a base salary from Gray Television, Inc., a 12/9%-owned affiliate of Bull Run and a company of which Mr. Prather is an Executive Vice President. Prior to January 1, 2002, Mr. Prather did not receive any base salary from Gray. Mr. Prather’s base salary was allocated between Gray and Bull Run based on an assessment of the proportionate amount of his time devoted to each respective company. The amount of Mr. Prather’s annual incentive award is generally based on the philosophy and programs described above. The decision to forego an annual incentive award for fiscal 2002 was a result of management’s recommendation to the Compensation Committee to substantially reduce or eliminate such discretionary compensation for fiscal 2002 due to the impact that difficult economic circumstances have had on Bull Run’s operating results for fiscal 2001 and 2002. In prior years, Mr. Prather’s annual incentive award principally reflected the level of achievement of Bull Run’s business objectives and also included the Compensation Committee’s subjective evaluation of Mr. Prather’s performance.

     Submitted by the Management Compensation and Stock Option Committee of the board of directors.

J. Mack Robinson, Chairman Gerald N. Agranoff James W. Busby

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Company’s common stock as of September 30, 2002 by (I) any person who is known to the Company to be beneficial owner of more than five percent of the Company’s common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Options to acquire the Company’s common stock included in the amounts listed below were exercisable on, or will be exercisable within 60 days after, September 30, 2002.

	Amount and
	Nature of		Percentage
Name	Beneficial Ownership		of Class

J. Mack Robinson	9,894,638	(1)(2)	26.0%
Harriett J. Robinson	9,894,638	(1)(2)	26.0%
Samuel R. Shapiro	4,051,970	(3)	10.7%
Shapiro Capital Management Company, Inc.	3,350,170	(3)	8.8%
Robert S. Prather, Jr.	3,293,738	(1)(4)	8.6%
Harriett J. Robinson, Trustee Robin M. Robinson Trust	3,085,598	(1)	8.1%
Gulf Capital Services, Ltd.	2,673,098	(1)	7.0%
Robinson-Prather Partnership	2,660,598	(1)	7.0%
Hilton H. Howell, Jr.	2,519,014	(5)	6.6%
James W. Busby	2,145,206	(6)	5.6%

(1)	Includes 2,660,598 shares owned by Robinson-Prather Partnership. Robinson-Prather Partnership is a Georgia general partnership, the general partners of which are Robert S. Prather, Jr., President, Chief Executive Officer, and a director of Bull Run; J. Mack Robinson, Chairman of the Board of Bull Run; Harriett J. Robinson (the wife of Mr. Robinson); Harriett J. Robinson, as trustee for Robin M. Robinson Trust; Harriett J. Robinson, as trustee for Jill E. Robinson Trust and Gulf Capital Services, Ltd. The partnership agreement for Robinson-Prather Partnership provides that Messrs. Prather and Robinson have the exclusive control of the day-to-day operations of the partnership, including the power to vote or dispose of the shares of common stock owned by Robinson-Prather Partnership. Each general partner disclaims beneficial ownership of the shares of common stock owned by Robinson-Prather Partnership, except to the extent of his pecuniary interest in such shares of common stock, which is less than the amount disclosed.

(2)	Includes as to each of J. Mack Robinson and his wife, Harriett J. Robinson: 116,500 shares issuable upon the exercise of options which were exercisable on, or within 60 days after, September 30, 2002; 3,012,726 shares owned directly by Mr. Robinson; 524,100 shares owned directly by Mrs. Robinson; an aggregate of 1,008,200 shares owned directly by the Robin M. Robinson Trust and the Jill E. Robinson Trust, of each of which Mrs. Robinson is the trustee; an aggregate of 2,369,014 shares owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Company, Bankers Fidelity Life Insurance Co. and Georgia Casualty & Surety Co., Georgia corporations of each of which Mr. Robinson is Chairman of the Board, President and/or principal stockholder (or the subsidiaries of the same); 12,500 shares owned by Gulf Capital Services, Ltd., of which Mr. Robinson is a general partner; and 191,000 shares owned by the JMR Foundation, of which Mr. Robinson is trustee. Each of Mr. and Mrs. Robinson disclaims beneficial ownership of the shares owned by the Robin M. Robinson Trust, the Jill E. Robinson Trust, Delta Fire & Casualty Insurance Co., Delta Life Insurance Company, Bankers Fidelity Life Insurance Co., Georgia Casualty & Surety Co. and each other.

(3)	Based on a Schedule 13G dated February 14, 2002, Mr. Shapiro is president, a director and majority stockholder of Shapiro Capital Management, Inc., which reported voting and dispositive power for 3,350,170 shares of Common Stock. Additionally, the Schedule 13G reported sole voting and dispositive power for 581,000 shares owned by The Kaleidoscope Fund, L.P., a Georgia limited partnership, and 120,800 shares owned by Mr. Shapiro’s wife. Shapiro Capital Management, Inc. is an investment adviser under the Investment Advisers Act of 1940, having the authority to direct investments of its advisory clients. Mr. Shapiro disclaims beneficial ownership of all securities reported herein by Shapiro Capital Management, Inc.

(4)	Includes 380,740 shares issuable upon the exercise of options which were exercisable on, or within 60 days after, September 30, 2002.

(5)	Includes 150,000 shares issuable upon the exercise of options which were exercisable on, or within 60 days after, September 30, 2002; and an aggregate of 2,369,014 shares owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Co., Bankers Fidelity Life Insurance Co. and Georgia Casualty & Surety Co., Georgia corporations of each of which Mr. Howell is an executive officer. Mr. Howell is married to Robin R. Howell, Mr. Robinson’s daughter and a beneficiary of the Robin M. Robinson Trust, which is a general partner of Robinson-Prather Partnership. Mr. Howell disclaims beneficial ownership of the shares of Common Stock owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Company, Bankers Fidelity Life Insurance Co., Georgia Casualty & Surety Co., Robinson-Prather Partnership and the Robin M. Robinson Trust.

(6)	Includes 20,000 shares issuable upon the exercise of options which were exercisable on, or within 60 days after, September 30, 2002; and an aggregate of 62,044 shares owned by Mr. Busby’s two children.

Item 13. Certain Relationships and Related Transactions

     Bull Run leases office space from Delta Life Insurance Company, a company of which J. Mack Robinson is Chairman of the board and principal stockholder. Mr. Robinson is the Chairman of the board of the Company. The term of the lease is for 10 years beginning January 1, 1993 and requires total basic annual rent payments of $164,976 over the 10-year term, plus a pro rata share of expenses.

     Mr. Robinson personally guarantees substantially all of the Company’s debt to its bank lenders. During the fiscal year ended June 30, 2002, the Company issued a total of 1,054,927 shares of the Company’s common stock, then valued at approximately $753,000, to Mr. Robinson to compensate him for his personal guarantee. In fiscal years ended June 30, 2001 and 2000, the Company issued a total of 873,655 shares of the Company’s common stock, then valued at approximately $1,449,000, and a total of 304,688 shares of the Company’s common stock, then valued at approximately $1,219,000, respectively. Mr. Robinson’s guarantee agreement in favor of the Company’s bank lenders provides that if the Company defaults on its bank loan, Mr. Robinson will repay the amount of such loan to the bank up to the amount of his personal guarantee. If Mr. Robinson is obligated to pay such amount, he would have the right to purchase the loans from the lenders, thereby becoming a secured creditor of the Company’s, with liens against all of the Company’s assets, including the Company’s investments in Gray common stock, the Company’s warrants to purchase Gray common stock, and the Company’s investment in Rawlings common stock. Mr. Robinson will be released from the guarantee agreement under certain conditions, which include repayment of all or a specified portion of the debt.

     The Company issued 3,000 shares of its series A preferred stock in June 2001, having a liquidation and redemption price of $1,000 per share, to companies of which Mr. Robinson is an executive officer and/or principal stockholder. The series A preferred stock included detachable warrants to purchase 1,304,349 shares of the Company’s common stock for $2.30 per share. In November 2001, all outstanding shares of the Company’s series A preferred stock and the detachable warrants were exchanged for an equal number of shares of the Company’s series B redeemable preferred stock. Also in November 2001, a company of which Mr. Robinson is an executive officer and principal shareholder invested $2,400,000 in additional shares of the Company’s series B redeemable preferred stock. In July 2002, Mr. Robinson entered into two Subordinated Note Agreements with the Company pursuant to which Mr. Robinson advanced an aggregate of $4,000,000 to the Company for working capital. The loans were refinanced, along with all accrued interest and fees, in August 2002 with the issuance of shares of the Company’s convertible preferred stock having a face value of $4,091,000. In September 2002, the Company received an additional aggregate $3,000 from Mr. Robinson and companies with which Mr. Robinson is an executive officer and/or principal stockholder, for which the Company will issue to Mr. Robinson and his affiliates shares of the Company’s convertible preferred stock having an aggregate face value of $3,000,000. Holders of the series A and series B preferred stock are entitled to receive, as, when and if declared by the Board of Directors, dividends at an annual rate of $90.00 per share in cash, except that, until the second anniversary of the date of issuance of the preferred stock, the Company may, at its option, pay such dividends in cash or in additional shares of preferred stock.

     Prior to December 17, 1999, the date on which Host was acquired by the Company, Host loaned W. James Host, a director of the Company and Chief Executive Officer of Host, $385,000 under an interest-bearing demand note. Interest accrued through December 17, 1999 was $229,610. The note has been non-interest bearing since December 17, 1999. In connection with the bank commitment discussed above, Mr. Host executed an agreement in favor of the bank, under which he pledged $3,000,000 in cash, 1,113,667 shares of the

Company’s common stock and options to purchase 53,600 shares of the Company’s common stock. In connection with such pledge, the Company forgave $86,370 of the principal and interest accrued and payable on Mr. Host’s note to Host in the fiscal year ended June 30, 2002, and $162,500 in each of the fiscal years ended June 30, 2001 and 2000.

     On March 1, 1999, the Company executed an option agreement with Gray, whereby Gray had the option to acquire the Company’s investment in Tarzian from the Company. Gray paid the Company a finder’s fee of $1,000,000 and, under the terms of the option agreement, had the ability to extend the option period in 30-day increments at a fee of $66,700 per extension, ultimately extending the option through December 31, 2001. In December 2001 Gray exercised the option and acquired the Company’s investment in Tarzian for the option price of $10,000,000. In connection with the option agreement, the Company received from Gray warrants to acquire 100,000 shares of Gray’s common stock at $13.625 per share. The warrants became fully vested upon Gray’s exercise of the option, and will expire in 2011.

     In the fiscal year ended June 30, 2002, the Company sold shares of Gray series A and series B preferred stock for approximately $6,803,000 (representing the redemption value of such shares), to companies of which Messrs. Robinson and Howell are each affiliated as an executive officer and/or principal shareholder.

     In the fiscal year ended June 30, 2002, an insurance company of which Messrs. Robinson and Howell are each affiliated as an executive officer issued a $5,000,000 performance bond on behalf of Host in favor of the NCAA. The Company ultimately compensated such insurance company by issuing to it 466,667 shares of common stock then valued at $350,000.

     Mr. Host owns a 10% interest in the owner of two buildings leased to the Company, for an aggregate rental of approximately $500,000 per year.

     Mr. Host has an agreement with the Company under which he is entitled to receive $200,000 annually, in monthly installments for a period of eight years commencing with the termination of his employment with the Company.

     In connection with the Host-USA Acquisition, the Company issued in favor of each of Mr. Host, Robert S. Prather, Jr., Monte C. Johnson and certain other stockholders of Host, as partial consideration for Messrs. Host, Prather Johnson and such other stockholders’ securities of Host, an 8% promissory note due in January 2003. The principal amount of Mr. Host’s promissory note is $1,760,600, the principal amount of Mr. Prather’s promissory note is $72,422 and the principal amount of Mr. Johnson’s promissory note is $81,475. The aggregate amount of all such promissory notes is $18,594,013. Mr. Host, Mr. Prather and Mr. Johnson and other note holders amended the terms of their notes in September 2002 to change the maturity date of such notes to January 2006.

Item 14. Controls and Procedures
Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of this report:

(1) Financial Statements and Related Independent Accountants’ Reports:

The following consolidated financial statements of the Company and Report of Independent Accountants are included in Item 8:

Reports of Independent Accountants

Consolidated Balance Sheets at June 30, 2002 and 2001

Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2002

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for each of the years in the three-year period ended June 30, 2002

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2002

Notes to Consolidated Financial Statements

Supplementary Data, Selected Quarterly Financial Data (Unaudited)

The report of independent auditors on the consolidated financial statements of Gray Communications Systems, Inc. dated January 29, 2001, filed on page F-1 of this Form 10-K Annual Report.

The report of independent public accountants on the consolidated financial statements of Rawlings Sporting Goods Company, Inc. dated November 15, 2000, filed on page F-2 of this Form 10-K Annual Report.

(2) The following consolidated financial statement schedule of

Bull Run Corporation is included in Item 14(d):

Schedule II — Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K

Current Report on Form 8-K dated April 8, 2002 concerning an amendment to the Company’s bank credit facility.

(c)  Exhibits

Exhibit
Numbers	Description

(2.1)	Restated Agreement and Plan of Merger, dated as of February 15, 1999, by and among Bull Run Corporation (formerly, BR Holding, Inc.), BR Holding, Inc. (formerly, Bull Run Corporation), Capital Sports Properties, Inc., Host Communications, Inc., Universal Sports America, Inc., Capital Merger Sub, Inc., Host Merger Sub, Inc., and USA Merger Sub, Inc. (g)

(2.2)	Form of Agreement and Plan of Merger, by and among Bull Run Corporation (formerly, BR Holding, Inc.), BR Holding, Inc. (formerly, Bull Run Corporation) and a wholly owned subsidiary of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.1)	Articles of Incorporation of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.2)	Certificate of Amendment to Articles of Incorporation, filed November 9, 2001 (x)

(3.3)	Certificate of Amendment to Articles of Incorporation, filed February 12, 2002 (x)

(3.4)	Bylaws of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(10.1)	Amended and Restated 1994 Long Term Incentive Plan (g)

(10.2)	1987 Non-Qualified Stock Option Plan (a)

(10.3)	Non-Employee Directors’ 1994 Stock Option Plan (b)

(10.4)	Form of Stockholders’ Agreement, by and among Hilton H. Howell, Jr., Douglas L. Jarvie, Robinson-Prather Partnership, W. James Host and Charles L. Jarvie (g)

(10.5)	Second Amended and Restated Credit Agreement among BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc. and Datasouth Computer Corporation, as Borrowers, Bull Run Corporation, as a Guarantor, and Wachovia Bank, National Association, as Issuing Bank, Wachovia Securities, Inc., as Sole Lead Arranger and Book Manager and Wachovia Bank, National Association, as Administrative Agent, dated October 11, 2002 (x)

(10.6)	Gray Communications Systems, Inc. Warrant dated September 24, 1996 (731,250 shares of Gray class A common stock) (c)

(10.7)	Gray Communications Systems, Inc. Warrant dated September 24, 1996 (375,000 shares of Gray class A common stock) (c)

(10.8)	Investment Purchase Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (d)

(10.9)	Standstill Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (d)

(10.10)	Amendment Number One to Standstill Agreement dated April 23, 1999 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (f)

(10.11)	Registration Rights Agreement dated November 21, 1997 by and between Rawlings Sporting Goods Company, Inc. and Bull Run Corporation (d)

(10.12)	Stock Purchase Agreement dated January 28, 1999 by and between U.S. Trust Company of Florida Savings Bank, as Personal Representative of the Estate of Mary Tarzian and Bull Run Corporation (e)

Exhibit
Numbers	Description

(21)	List of Subsidiaries of Registrant (x)

(23.1)	Consent of PricewaterhouseCoopers LLP – Bull Run Corporation (x)

(23.2)	Consent of Ernst & Young LLP — Bull Run Corporation (x)

(23.3)	Consent of Ernst & Young LLP — Gray Communications Systems, Inc. (x)

(99.1)	Certifications Pursuant to 18 U.S.C. Section 1350

(a)	Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1988 and incorporated by reference herein
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

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14 , 2002.

BULL RUN CORPORATION

by:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. PRATHER, JR. Robert S. Prather, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2002

/s/ GERALD N. AGRANOFF Gerald N. Agranoff	Director	October 14, 2002

/s/ JAMES W. BUSBY James W. Busby	Director	October 14, 2002

/s/ FREDERICK J. ERICKSON Frederick J. Erickson	Vice President — Finance and Treasurer (Principal Accounting and Financial Officer)	October 14, 2002

/s/ W. JAMES HOST W. James Host	Director	October 14, 2002

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	Vice President, Secretary and Director	October 14, 2002

/s/ MONTE C. JOHNSON Monte C. Johnson	Director	October 14, 2002

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	October 14, 2002

CERTIFICATIONS

I, Robert S. Prather, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Bull Run Corporation (“Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date:	October 14, 2002

Signed:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr.
President and Chief Executive Officer

I, Frederick J. Erickson, certify that:

1.	I have reviewed this annual report on Form 10-K of Bull Run Corporation (“Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date:	October 14, 2002

Signed:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson
Vice President – Finance and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements of Bull Run Corporation as of June 30, 2002 and 2001 and for the years then ended, and have issued our report thereon dated September 12, 2002, except as to Note 9, for which the date is October 11, 2002, included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Bull Run Corporation listed in Item 14(a) as to information provided as of and for the years ended June 30, 2002 and 2001. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. We did not audit the financial statements of Gray Television, Inc. (a corporation in which the Company has a 13% interest), as of December 31, 2000 and for the year then ended, and the financial statements of Rawlings Sporting Goods Company, Inc. (a corporation in which the Company has a 10% interest), as of August 31, 2000 and for the year then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for the periods ended December 31, 2000 and August 31, 2000 included for Gray Television, Inc. and Rawlings Sporting Goods Company, Inc., respectively, is based solely on their reports.

In our opinion, based on our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
September 12, 2002

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Bull Run Corporation as of and for the year ended June 30, 2000, and have issued our report thereon dated September 28, 2000 (except for Note 3 as to which the date is July 26, 2001), included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Bull Run Corporation listed in Item 14(a) as to information provided as of and for the year ended June 30, 2000. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The financial statements of Rawlings Sporting Goods Company, Inc., (a corporation in which the Company has a 10% interest), as of August 31, 1999 and for the year then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion relates to data included for Rawlings Sporting Goods Company, Inc., it is based solely on their report.

In our opinion, based on our audit and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Charlotte, North Carolina
September 28, 2000

BULL RUN CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts(1)	Deductions(2)	Period

Year Ended June 30, 2002

Allowance for doubtful accounts	$545,000	$630,000	$0	$731,000	$444,000

Year Ended June 30, 2001

Allowance for doubtful accounts	$1,155,000	$576,000	$0	$1,186,000	$545,000

Year Ended June 30, 2000

Allowance for doubtful accounts	$0	$267,000	$1,999,000	$1,111,000	$1,155,000

(1)	Represents amounts recorded in connection with the Host-USA Acquisition during the year ended June 30, 2000.

(2)	“Deductions” represent write-offs of amounts not considered collectible.