Form 10-Q
period 2002-08-31
BULL RUN CORP
filed 2002-11-08
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____________________

OR

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2002 to August 31, 2002.

Commission file number 0-9385

Bull Run Corporation
(Exact name of registrant as specified in its charter)

Georgia (State of incorporation or organization)	58-2458679 (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA        30319
(Address of principal executive offices)         (Zip Code)

(404) 266-8333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,587,050 shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	August 31,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$397	$653
Accounts receivable, net of allowance of $514 and $444 as of August 31, 2002 and June 30, 2002, respectively	13,502	16,296
Inventories	1,005	644
Prepaid costs and expenses	1,559	2,674
Income taxes receivable	561	4,187
Net current assets of discontinued segment	106	104

Total current assets	17,130	24,558
Property and equipment, net	5,171	5,398
Investment in affiliated companies	25,013	25,115
Goodwill	57,862	57,862
Customer base and trademarks	16,999	17,202
Deferred income taxes	21,381	21,400
Other assets	8,818	9,464

	$152,374	$160,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,850	$15,000
Accounts payable	6,558	7,212
Deferred revenue	13,616	9,624
Accrued and other liabilities	9,358	19,549

Total current liabilities	49,382	51,385
Long-term debt	93,091	98,091
Other liabilities	1,284	1,992

Total liabilities	143,757	151,468

Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value, (authorized 100 shares; issued and outstanding 5.4 shares; $5,400 aggregate liquidation value)	5,400	5,400

Stockholders’ equity:
Series C convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 4.1 shares; $4,097 aggregate liquidation value)	4,097
Common stock, $.01 par value (authorized 100,000 shares; issued 38,548 and 38,108 shares as of August 31, 2002 and June 30, 2002, respectively)	385	381
Additional paid-in capital	79,101	78,698
Treasury stock, at cost (542 shares)	(1,393)	(1,393)
Other comprehensive accumulated loss	(2,050)	(2,080)
Retained earnings (accumulated deficit)	(76,923)	(71,475)

Total stockholders’ equity	3,217	4,131

	$152,374	$160,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Two Months Ended
	August 31,

	2002	2001

Revenue from services rendered	$9,490	$12,777

Operating costs and expenses:
Direct operating costs for services rendered	7,265	8,082
Selling, general and administrative	5,643	6,154
Amortization of acquisition intangibles	203	171

Total operating costs and expenses	13,111	14,407

Loss from operations	(3,621)	(1,630)
Other income (expense):
Equity in earnings (losses) of affiliated companies	(110)	(554)
Net change in value of certain derivative instruments	(423)	(632)
Reduction in valuation of investment in affiliate		(250)
Interest and dividend income	652	99
Interest expense	(1,505)	(1,729)
Debt issue cost amortization	(269)	(434)
Other income (expense), net	(79)	116

Loss before income taxes	(5,355)	(5,014)
Income tax benefit		1,509

Net loss	(5,355)	(3,505)
Preferred dividends	(93)	(45)

Net loss available to common stockholders	$(5,448)	$(3,550)

Loss per share available to common stockholders:
Basic and diluted	$(0.14)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	37,928	35,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Redeemable
	Series B	Series C			Additional
	Preferred	Preferred	Common Stock		Paid-In
	Stock	Stock	Shares	Amount	Capital

As of July 1, 2002	$5,400	$	38,108	$381	$78,698
Issuance of Series C preferred stock		4,097
Issuance of common stock			440	4	403

As of August 31, 2002	$5,400	$4,097	38,548	$385	$79,101

		Other	Retained
		Comprehensive	Earnings	Total
	Treasury	Accumulated	(Accumulated	Stockholders'
	Stock	Loss	Deficit)	Equity

As of July 1, 2002	$(1,393)	$(2,080)	$(71,475)	$4,131
Issuance of Series C preferred stock				4,097
Issuance of common stock				407
Other comprehensive loss		30		30
Preferred dividends			(93)	(93)
Net loss			(5,355)	(5,355)

As of August 31, 2002	$(1,393)	$(2,050)	$(76,923)	$3,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Two Months Ended
	August 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,355)	$(3,505)
Adjustments to reconcile net loss to net cash used in operations:
Provision for bad debts	85	61
Depreciation and amortization	764	873
Equity in (earnings) losses of affiliated companies	110	554
Dividends received from affiliated company	41
Reduction in valuation of investment in affiliate		250
Net change in value of certain derivative instruments	423	632
Deferred income taxes		(1,509)
Change in operating assets and liabilities:
Accounts receivable	2,709	(4,205)
Inventories	(361)	(118)
Prepaid costs and expenses	1,114	(972)
Accounts payable and accrued expenses	(2,871)	5,555
Other long-term liabilities	(651)	(139)

Net cash used in continuing operations	(3,992)	(2,523)
Net cash provided by (used in) discontinued operations	(3)	53

Net cash used in operating activities	(3,995)	(2,470)

Cash flows from investing activities:
Capital expenditures	(66)	(78)
Increase in other assets	(19)	(22)

Net cash used in continuing operation investing activities	(85)	(100)
Net cash provided by (used in) discontinued operation investing activities	(18)	1,007

Net cash provided by (used in) investing activities	(103)	907

Cash flows from financing activities:
Borrowings from revolving lines of credit		1,350
Borrowings from subordinated notes	4,000
Repayments on revolving lines of credit	(150)	(2,000)
Repayments on long-term debt		(1,050)
Debt issue costs	(8)	(460)
Exercise of stock options		35

Net cash provided by (used in) financing activities	3,842	(2,125)

Net decrease in cash and cash equivalents	(256)	(3,688)
Cash and cash equivalents, beginning of period	653	2,637

Cash and cash equivalents, end of period	$397	$(1,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the transition and comparative period reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the fiscal year ended June 30, 2002.

On December 17, 1999, Bull Run Corporation (“Bull Run”) acquired the stock of Host Communications, Inc. (“Host”), Universal Sports America, Inc. and Capital Sports Properties, Inc. not previously owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition”). All operations of the acquired entities are now combined under Host.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the “Company”), after elimination of intercompany accounts and transactions.

The Company changed its fiscal year end from June 30 to August 31. Future filings with the U.S. Securities and Exchange Commission will be submitted on Form 10-Q for the quarterly periods ending November 30, February 28 (or 29) and May 31, and on Form 10-K for the fiscal year ending August 31, 2003.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

2. DISCONTINUED OPERATION

On September 29, 2000, the Company consummated the sale of the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, for cash and an installment note payable. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of August 31, 2002, such differences will be reported as discontinued operations in future periods.

Assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheets based on the original classification of the accounts, except that current assets are presented net of current liabilities.

No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that remained with the Company after the disposal of Datasouth’s assets.

The following is a summary of assets and liabilities of discontinued operations:

	August 31,	June 30,
	2002	2002

Current assets:
Accounts receivable, net	$10	$25
Other current assets	96	87
Current liabilities:
Accounts payable and accrued expenses		(8)

	$106	$104

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Two Months Ended
	August 31,

	2002	2001

Interest paid	$1,151	$1,693
Income taxes paid (recovered)	(3,627)	(99)
Noncash investing and financing activities:
Issuance of common stock in payment of Series B preferred stock dividends	$407
Series C preferred stock issued in exchange for 9% subordinated notes and accrued interest and fees thereon	$4,097

4. INVESTMENT IN AFFILIATED COMPANIES

     The Company’s investment in affiliated companies is comprised of the following:

	August 31, 2002		June 30, 2002

	Amount	Voting %	Amount	Voting %

Gray Television, Inc.	$19,102	26.1%	$19,060	26.1%
Rawlings Sporting Goods Company, Inc.	4,377	10.1%	4,328	10.1%
iHigh, Inc.	1,534	35.1%	1,727	35.1%

	$25,013		$25,115

The Company accounts for its investments in Gray Television, Inc. (“Gray”), and iHigh, Inc. (“iHigh”) using the equity method. The Company accounts for its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) as an “available-for-sale” marketable security. As a result, the Company’s carrying value of its investment in Rawlings is based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and is included as a component of “Investment in affiliated companies.” Rawlings common stock is publicly traded on the Nasdaq Stock Market under the symbol “RAWL”. Gray’s two classes of common stock are publicly traded on the New York Stock Exchange under the symbols “GTN.A” and “GTN”.

In October 2002, Gray completed a public offering of 30,000 shares of its common stock for net proceeds of approximately $231,200. Such proceeds were used in part by Gray to finance an October 2002 acquisition of a company that owns television stations, and certain of the proceeds may also by used to finance an acquisition of an additional television station currently expected to close by December 2002. As a result of this offering, the Company’s ownership of Gray’s outstanding common stock was reduced from 12.9% to approximately 4.4%, representing a decline in the Company’s voting power in Gray from 26.1% to approximately 18.8%. Since certain executive officers of Gray and certain directors of Gray are also executive officers and directors of the Company, the Company will continue to account for its investment in Gray under the equity method subsequent to the issuance of 30,000 shares by Gray in October 2002.

The aggregate operating results of Gray and iHigh, affiliated companies in which the Company’s investments are accounted for using the equity method, were as follows:

	Two Months Ended
	August 31,

	2002	2001

Net revenue	$27,518	$24,496
Income from operations	6,667	1,069
Net income (loss)	658	(3,112)

5. LONG-TERM DEBT

As amended in October 2002, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $73,932, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments of $5,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003, with all amounts outstanding under the Term Loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. Interest is payable monthly. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of August 31, 2002, borrowings of $73,932 were outstanding under the Term Loans, borrowings of $19,825 were outstanding under the Revolver, and additional available borrowing capacity under the Revolver was $175 at that date. The Company currently anticipates repayment of up to $19,850 of the total bank debt during the year ending August 31, 2003, and as a result, $19,850 has been presented in the balance sheet as the current portion of long-term debt, and the remainder has been classified as a long-term liability. As of August 31, 2002 (and prior to the October amendment), all borrowings under the Term Loans were subject to the banks’ prime rate-based rate of 6.25% and all borrowings under the Revolver were subject to the banks’ prime rate-based rate of 5.75%. Beginning October 14, 2002, all of the bank debt was subject to the banks’ prime rate-based rate of 5.50%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of a minimum amount of net worth at all times, and maintenance of minimum profitability thresholds determined quarterly beginning November 30, 2002. All debt outstanding under the bank credit agreement is collateralized by all of the Company’s assets, including all of its investments in affiliated companies.

In connection with the Company’s bank credit facilities, the Company’s Chairman entered into a guarantee agreement in favor of the banks, for which he receives compensation from the Company from time to time in the form of restricted shares of the Company’s common stock. The agreement provides for the Chairman’s personal guarantee of up to approximately $91,500 of the

Company’s outstanding bank debt. The guaranteed amount reduces dollar for dollar, subject to certain limitations, as the aggregate outstanding amount under the Term Loans is reduced. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the Company’s debt currently payable to the banks as a secured creditor.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes having an aggregate face value of $18,594. Interest is payable quarterly and the notes had an original maturity date of January 17, 2003; however, subsequent to August 31, 2002, substantially all holders of these subordinated notes agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. The Company also has 9% subordinated notes having an aggregate outstanding balance of $590 due in March 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

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

In July 2002, the Company issued the Company’s Chairman 9% subordinated notes totaling $4,000, the proceeds from which were used by the Company for working capital purposes. Effective August 31, 2002, the Company exchanged these notes for shares of the Company’s convertible preferred stock having an aggregate face amount of $4,097.

6. INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes, and for the two months ended August 31, 2002, an increase in the valuation allowance for potentially non-realizable deferred tax assets by $1,850.

7. PREFERRED STOCK ISSUANCE

Effective August 31, 2002, 9% subordinated notes issued to the Company’s Chairman, along with accrued interest and fees thereon, were exchanged for 4.097 newly-issued shares of the Company’s Series C convertible preferred stock (“Series C Preferred Stock”) having an aggregate face amount of $4,097. In September 2002, the Company’s Chairman invested an additional $3,000 for 3 shares of Series C Preferred Stock, which was used by the Company for working capital purposes. Each share of the Series C Preferred Stock is convertible at the holder’s option into 1,000 shares of the Company’s common stock beginning in November 2003. The holder of Series C Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance of the preferred stock, the Company may, at its option, pay such dividends in cash or in shares of the Company’s common stock. The Company has an option to redeem shares of Series C Preferred Stock at any time, but does not currently have the intent or ability to do so. The liquidation and redemption price of the preferred stock is $1,000 per share.

8. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Two Months Ended
	August 31,

	2002	2001

Net loss	$(5,355)	$(3,505)
Other comprehensive loss:
Change in the valuation of available-for-sale investments, net of deferred tax	30

Comprehensive loss	$(5,325)	$(3,505)

The change in the valuation of available-for-sale investments results from the accounting for the Company’s investment in Rawlings as an “available-for-sale” marketable security. Changes in the market value of the Company’s investment in Rawlings common stock, as determined by the closing price per share of Rawlings common stock quoted on the Nasdaq Stock Market as of the beginning and end of each fiscal period, will result in future comprehensive income or loss.

9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Two Months Ended
	August 31,

	2002	2001

Net loss	$(5,355)	$(3,505)
Preferred dividends	(93)	(45)

Net loss available to common stockholders	$(5,448)	$(3,550)

Weighted average number of common shares outstanding for basic earnings (loss) per share	37,928	35,993
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted earnings (loss) per share	37,928	35,993

Loss per share (basic and diluted):
Net loss available to common stockholders	$(0.14)	$(0.10)

10. SEGMENT INFORMATION

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

Information for each of the Company’s segments is presented below.

	Two Months Ended
	August 31,

	2002	2001

Net revenues:
Collegiate Marketing and Production Services	$3,307	$5,838
Affinity Events	4,899	4,921
Affinity Management Services	1,284	2,015
Consulting		3

	$9,490	$12,777

Operating income (loss):
Collegiate Marketing and Production Services	$(1,941)	$(1,182)
Affinity Events	(1,389)	117
Affinity Management Services	152	47
Consulting		3
Amortization of acquisition intangibles	(203)	(171)
Unallocated general and administrative costs	(240)	(444)

	$(3,621)	$(1,630)

In the two months ended August 31, 2002, the Company closed offices in Denver, Colorado and Paris, France associated with its Affinity Events business segment, resulting in non-recurring operating expenses of approximately $725. These expenses consisted primarily of employee severance costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its primary operating business, Host Communications, Inc. (“Host”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and for and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (Major League Soccer’s official 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

The Company also has significant investments in other sports, media and marketing companies, including Gray Television, Inc. (“Gray”), the owner and operator of 28 television stations, four newspapers and other media and communications businesses; Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment; and iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. The Company has provided consulting services to Gray in connection with certain of Gray’s acquisitions and dispositions.

The Company sold the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, in September 2000. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying condensed consolidated financial statements.

In September 2002, the Company changed its fiscal year end from June 30 to a new fiscal year end of August 31. As a result of this change, the Company’s quarterly reporting periods will be, subsequent to this transition period from July 1, 2002 to August 31, 2002, comprised of three calendar months ending November 30, February 28 (or 29), May 31 and August 31.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the Board of the Company, is Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stock representing approximately 54.6% of the combined voting power of Gray’s two classes of common stock as of August 31, 2002. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stock representing approximately 38.2% of the combined voting power of Gray’s two classes of common stock as of August 31, 2002. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stock representing approximately 42.8% of the combined voting power of Gray’s two classes of common stock as of August 31, 2002. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages includes the Company’s beneficial ownership of approximately 35.4% of the combined voting power of Gray’s two classes of common stock as of August 31, 2002. Beneficial ownership percentages noted above include warrants and options to acquire shares of Gray common stock that were exercisable on, or within 60 days after, August 31, 2002.

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

Goodwill and Other Intangible Assets –

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FAS 142”) which prescribes the Company’s accounting for goodwill and certain other intangible assets acquired in the Host-USA Acquisition. In accordance with FAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if impairment in value has occurred. As of June 30, 2002, the Company accelerated amortization of $6,582,000 of its customer base intangible asset, due to a significant change in a certain underlying customer relationship. The remaining carrying value assigned to this specific customer relationship is being amortized on a straight-line basis through August 31, 2004, resulting in amortization expense during that period of approximately $536,000 per year. Other customer relationships are being amortized over a 16-year average life, at a rate of approximately $680,000 per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method. Goodwill and intangible assets, net of accumulated amortization, were $74,861,000 at August 31, 2002 and $75,064,000 at June 30, 2002, of which, goodwill was $57,862,000 as of both dates.

The carrying value of the Company’s investment in Gray of $19,102,000 as of August 31, 2002 is largely dependent on Gray’s continuing assessment of the value of Gray’s goodwill, broadcast licenses, network affiliation agreements and other intangible assets. Impairment in Gray’s carrying value of its intangible assets could have a significant impact on the Company’s carrying value of its investment in Gray.

Deferred Income Taxes –

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of August 31, 2002 the Company has a net deferred tax asset of $21,381,000, primarily due to a net operating loss carryforward for federal tax purposes that expires beginning in 2017, net of a valuation allowance of $3,125,000. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated investment assets in an amount sufficient to realize the deferred tax asset.

Derivative Instruments and Hedging Activities –

The Company reports the value of certain derivative instruments (i.e., warrants to purchase additional shares of Gray common stock and interest rate swap agreements) on the balance sheet at fair value pursuant to Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”). The fair value of derivative instruments of $4,451,000 and $4,874,000 as of August 31, 2002 and June 30, 2002, respectively, is included in the Company’s balance sheet as a component of “Other assets.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in FAS 133 for hedge accounting (and none of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment) are included in the earnings (losses) reported for the period of the change. Management estimates the fair value of the warrants based on independent appraisals received on a quarterly basis, and estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Investments in Affiliated Companies –

The Company accounts for its investments in Gray and iHigh, and until December 31, 2001, Rawlings, by the equity method. Effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security. As a result, the Company’s carrying value of its investment in Rawlings is based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and is reported on the balance sheet as a component of “Investment in affiliated companies.” As of August 31, 2002, the Company’s unrealized loss in its investment in Rawlings was $3,333,000, as reported net of deferred tax of $1,283,000, as “Other comprehensive accumulated loss”. If and when management believes that any or all of the remaining unrealized loss represents a permanent impairment in the estimated value of the investment in Rawlings, the estimated impairment amount would be charged to the earnings (losses) reported for the period in which that determination was made. Likewise, if management determines that the carrying value of those investments accounted for by the equity method become permanently impaired in whole or in part, the estimated amount of the permanent impairment would be charged to the earnings (losses) reported for the period in which that determination was made. In the two months ended August 31, 2002, the Company did not recognize any charges related to management’s estimate of impairment in the carrying value of certain investments. Management has made such permanent impairment determinations in prior years, and accordingly in the period of such determination, the Company reduced the carrying value of the investment and reported an associated charge in its Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –

As of August 31, 2002, the Company’s indebtedness to its bank lenders was $93,757,000. Under an amended and restated credit agreement dated October 11, 2002, the Company and its bank lenders amended the Company’s bank credit agreement to modify borrowing capacity restrictions, revise certain financial covenants, provide for certain scheduled principal payments, revise the maturity date of the obligations under the bank credit facility to September 30, 2003, and reduce the interest rate charged on outstanding borrowings, among other changes. Under the amended agreement, the Company must make scheduled payments on its term loans of at least $5,000,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003. The amended agreement also requires the Company to maintain a minimum net worth amount at all times and requires the maintenance of minimum profitability thresholds determined quarterly, beginning November 30, 2002. In order to facilitate funding the required principal payments, the Company will likely be required to (a) sell certain investment assets held by the Company; or (b) issue and sell equity securities of the Company, which may include the Company’s preferred stock; or (c) a combination thereof. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a time frame required to make such scheduled payments, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it will be able to fund the scheduled principal payments in accordance with the terms of the amended bank credit facility. Prior to the maturity date, the Company will likely be required to refinance the total amount due and payable to the banks at that time. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets.

As amended in October 2002, the Company’s credit agreement provides for (a) two term loans for borrowings totaling $73,932,000, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments of $5,000,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003, with all amounts outstanding under the term loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of October 11, 2002, borrowings of $20,000,000 were outstanding under the Revolver, and there was no additional available borrowing capacity under the Revolver at that date. The Company anticipates that it will continue to utilize fully the availability under the Revolver and invest any excess cash on hand in highly liquid investments.

In August 2002, the Company received federal income tax refunds and interest income thereon totaling approximately $4,250,000 that was used by the Company to fund working capital requirements. In July 2002, the Company issued its Chairman two 9% subordinated notes totaling $4,000,000, the proceeds from which were used by the Company to fund working capital requirements. Effective August 31, 2002, the notes issued to the Chairman, along with accrued interest and fees thereon, were exchanged for 4,097 newly-issued shares of the Company’s Series C convertible preferred stock having an aggregate face amount of $4,097,000. In September 2002, the Company’s Chairman invested an additional $3,000,000 for 3,000 shares of Series C convertible preferred stock, which was used by the Company for working capital purposes. Under the terms of the amended credit agreement, up to $12,500,000 in funding for working capital purposes, if necessary, may be provided by the issuance of equity securities, including shares of the Company’s redeemable preferred stock, or by the issuance of subordinated debt. Through October 31, 2002, the Company had received a total of $7,097,000 in cash for working capital purposes from the previously discussed issues of preferred stock to the Company’s Chairman and his affiliates. Therefore, the Company has the capacity to source an additional $5,403,000 of cash to use for working capital purposes from the issuance of equity or debt securities during the remaining term of the credit facility.

The Company’s Chairman personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to meet its principal payment obligations under the recently amended credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby become the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The guarantee amount will reduce in the future as principal payments are made to the bank lenders on the outstanding term loans.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, having an aggregate face value of $18,594,000. Interest is payable quarterly, and the notes had an original maturity date of January 17, 2003. Subsequent to August 31, 2002, principally all holders of these subordinated notes each agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

The Company’s capital expenditures are not expected to exceed $600,000 for the fiscal year ending August 31, 2003. The Company’s cash flow is cyclical, in that during the period from July 1 through August 31, the Company historically uses more cash than is generated due to the seasonality of the Company’s predominant operating segment. During the period from January 1 through April 30, the Company has historically generated more cash than it uses, as this is generally the period during which the most substantial amount of revenue is derived from the Company’s predominant operating segment. Although there is no borrowing capacity currently available under its revolving credit facility, the Company believes that the cash flow anticipated from operations beginning in October 2002 will be sufficient to fund the Company’s working capital, capital spending and interest payment requirements up to the September 30, 2003 maturity date of the bank credit facility. As previously discussed, the Company anticipates that the required principal payments to its bank lenders prior to September 30, 2003 will be made with proceeds from the sale of investment securities, issuance of equity securities or a combination thereof. The Company’s bank credit agreement, as amended, provides the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to $5,403,000 without requiring an associated reduction in its outstanding debt to the banks.

Historical Cash Flow Information – Summary –

The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Two Months Ended
	August 31,

	2002	2001

Cash flows from operating activities:
Continuing operations	$(3,992)	$(2,523)
Discontinued operations	(3)	53
Cash flows from investing activities:
Continuing operation investing activities	(85)	(100)
Discontinued operation investing activities	(18)	1,007
Cash flows from financing activities	3,842	(2,125)

Net increase (decrease) in cash and cash equivalents	$(256)	$(3,688)

Historical Cash Flow Information – Cash Flows from Operating Activities –

The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Two Months Ended
	August 31,

	2002	2001

Operating income (loss)	$(3,621)	$(1,630)
Depreciation and amortization included in operations	451	428
Interest expense, net of interest and dividend income	(812)	(1,630)
Net change in operating assets and liabilities	25	182
Other changes in operating cash flows	(35)	127

Total cash flows from continuing operations	(3,992)	(2,523)
Cash flows from discontinued operating activities	(3)	53

Total cash flows from operating activities	$(3,995)	$(2,470)

The Company’s total cash flows from continuing operations for each of the two months ended August 31, 2002 and 2001 have been unfavorably affected as a result of interest expense, net of interest and dividend income, and the operating loss before non-cash depreciation and amortization expense. Due to the seasonality of the Company’s largest business segments, during the two months ended August 31, 2002, the Company has proportionately low revenue and historically incurs operating losses. The Collegiate Marketing and Production Services segment primarily generates revenues during the collegiate football and basketball seasons. Only a nominal percentage of such games take place during the period from July 1 to August 31 each year. In the two months ended August 31, 2002, the Company closed offices in Denver, Colorado and Paris, France associated with its Affinity Events business segment, resulting in non-recurring expenses of approximately $725,000. The Affinity Events segment consists primarily of participatory sports tours that generally begin in March and end in September each year. Although individual tour events take place during the months of July and August, approximately 60% of the events occur in other months of the year.

The net change in operating assets and liabilities had a nominally favorable impact on total cash flows from continuing operations in each of the two-month periods ended August 31, 2002 and 2001. In the two months ended August 31, 2002, accounts receivable decreased $2,794,000 due to customer payments in excess of issued invoices during this period; prepaid costs and expenses decreased $1,114,000 due to recognition as expense of prepaid event costs; and accounts payable and accrued expenses decreased $2,871,000 due to (a) a $7,934,000 decrease in guaranteed rights fees and profit splits payable; (b) a $654,000 decrease in accounts payable; (c) a $1,524,000 decrease in incurred unbilled costs; less (d) a $3,992,000 increase in deferred revenue; less (e) a $3,626,000 reduction in refundable income taxes due to federal tax refunds on amended income tax returns. Accrued guaranteed rights fees declined due to the payment of the final fees payable to the NCAA under the Host’s contract with the NCAA (the “Host-NCAA Contract”), which terminated at August 31, 2002. Accounts payable and incurred unbilled costs decreased primarily due to the payment of outstanding invoices at a rate greater than the rate at which new obligations arose during the period. Deferred revenue increased during the two months ended August 31, 2002 as the Company began receiving payments from customers on contracts that will ultimately result in revenue recognition over the course of the college football season.

In the two months ended August 31, 2001, accounts receivable increased $4,144,000 primarily due to the billing of corporate partner sponsorship payments during this period under the former Host-NCAA Contract; prepaid costs and expenses increased $972,000 due to the prepayment of certain costs associated with the fulfillment of corporate sponsorship contracts and the timing of other expenditures; and accounts payable and accrued expenses increased $5,555,000 primarily due to (a) a $10,893,000 increase in deferred revenue resulting from the receipt of corporate sponsorship payments in advance of the periods during which such revenue was recognizable; less (b) a $3,768,000 decrease in accounts payable resulting from the timing of payments; less (c) a $1,884,000 decrease in guaranteed rights fees and profit splits payable due to the timing of payment of these fees and the timing of the accrual of new fees.

Other changes in operating cash flows include the income on Gray’s option to purchase the Company’s investment in Tarzian of $116,000 in the two months ended August 31, 2001. The option was exercised in December 2001 and no additional option income was recognized subsequent to exercise.

In connection with the sale of Datasouth assets in September 2000, accounts receivable, accounts payable and certain accrued expenses were retained by the Company to be liquidated and were not included in the sale. During the two months ended August 31, 2001, cash was provided from discontinued operations as a result of a decrease in accounts receivable in excess of a decrease in accounts payable and accrued expenses.

Historical Cash Flow Information – Cash Flows from Investing Activities

The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Two Months Ended
	August 31,

	2002	2001

Capital expenditures	$(66)	$(78)
Increase in other assets	(19)	(22)

Total cash flows from continuing operation investing activities	(85)	(100)
Cash flows from discontinued operation investing activities	(18)	1,007

Total cash flows from investing activities	$(103)	$907

In the two months ended August 31, 2001, cash of approximately $698,000 was received on the sale of undeveloped land owned by Datasouth, and proceeds of approximately $357,000 were received by Datasouth from payments on a note receivable due from the purchaser of the Datasouth business.

Historical Cash Flow Information – Cash Flows from Financing Activities

The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Two Months Ended
	August 31,

	2002	2001

Net borrowings (repayments) on revolving line of credit	$(150)	$(650)
Net proceeds (repayments) on long-term debt		(1,050)
Proceeds on issuance of subordinated notes	4,000
Other financing cash flows	(8)	(425)

Total cash flows from financing activities	$3,842	$(2,125)

In the two months ended August 31, 2002, the Company issued 9% subordinated notes to the Company’s Chairman, the proceeds of which were used to fund working capital requirements. In the two months ended August 31, 2001, the Company reduced its long-term debt by $1,050,000 with the proceeds from the sale of undeveloped land owned by Datasouth, and proceeds received by Datasouth from payments on a note receivable from the purchaser of the Datasouth business.

Commitments –

The Company commits under certain contracts, which expire at varying times through 2006, to the payment of guaranteed rights fees. Future guaranteed rights fee commitments as of August 31, 2002, total approximately $15.2 million for the fiscal year ending August 31, 2003 and approximately $47.5 million over the entire remaining term of such contracts, which range from one to five years.

The Company is a party to two interest rate swap agreements described in Note 5 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $3.0 million as of August 31, 2002.

Dividends on the Company’s series B and Series C preferred stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average Nasdaq closing price for the twenty trading days immediately preceding each dividend payment date. On July 1, 2002, the Company declared a dividend to its series B preferred stockholders of record as of June 15, 2002, and paid such dividend in July 2002 in the form of 440,165 shares of the Company’s common stock then having an aggregate value of $408,000.

RESULTS OF CONTINUING OPERATIONS – TWO MONTHS ENDED AUGUST 31, 2002 COMPARED TO TWO MONTHS ENDED AUGUST 31, 2001

Results Derived from Operating Businesses –

Total revenues for the two months ended August 31, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Two Months Ended
	August 31,

	2002	2001

Collegiate Marketing and Production Services	$3,307	$5,838
Affinity Events	4,899	4,921
Affinity Management Services	1,284	2,015
Consulting		3

	$9,490	$12,777

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the two months ended August 31, 2002 by the termination of most of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. In the two months ended August 31, 2001, the Company recognized revenues of approximately $2,500 in connection with NCAA corporate sponsorships. No such revenue was recognized in the two months ended August 31, 2002. Total revenues for the Affinity Management Services segment declined due to the termination of certain contracts in 2001, which also caused a similar decline in the Company’s direct operating costs. The termination of these contracts resulted in a nominal increase in operating profit derived from the Affinity Management Services segment for the periods presented.

The Company believes that its revenues and operating results for the fiscal periods prior to August 31, 2002 were significantly impacted by general market conditions, i.e., the significant decline in corporate advertising and sponsorship spending during Host’s peak selling period from September 2001 through February 2002, and the expiration of the Host-NCAA Contract on August 31, 2002. The Company believes that NCAA corporate sponsors strongly preferred multi-year renewable commitments to single-year commitments, given the required time that it takes for a corporate sponsor to activate promotional programs related to an NCAA corporate sponsorship. It was therefore very difficult for the Company, in the final year of the Host-NCAA Contract, to attract and sign new NCAA corporate sponsors or replace NCAA corporate sponsors whose contracts had expired. The Company expects that total revenues derived by the Collegiate Marketing and Production Services segment subsequent to June 30, 2002 will be significantly less than in the previous year, as will direct operating costs of services rendered, due to a significant reduction in guaranteed rights fees that were incurred in prior years to acquire such licensing rights.

As a result of the Company’s 12.9% equity investment in Gray as of August 31, 2002, approximately 12.9% of consulting fee income on fees charged to Gray in prior years has been deferred and will be recognized as income by the Company when Gray chooses to amortize or otherwise reduce the book value of its goodwill, or when the Company’s proportionate ownership of Gray common stock decreases. Prior to August 31, 2002, the Company received a $5,000,000 consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc. (“Stations”), which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, resulting in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to approximately 4.4%. As a result, the Company anticipates recognizing previously deferred consulting fee income of approximately $4,700,000 in the fiscal quarter ending November 30, 2002 attributable to Gray’s acquisition of Stations, plus approximately an additional $430,000 of previously deferred consulting fee income as a result of the reduction in the Company’s proportionate ownership of Gray following Gray’s issuance of common stock. The Company does not anticipate receiving any additional consulting fees from Gray in the future.

Total operating costs and expenses for the two months ended August 31, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Two Months Ended
	August 31,

	2002	2001

Direct operating costs of services rendered	$7,265	$8,082
Selling, general and administrative	5,643	6,154
Amortization of acquisition intangibles	203	171

	$13,111	$14,407

Direct operating costs of services rendered decreased for the two months ended August 31, 2002 from the same period in the prior year due to (a) the elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to approximately $2,000,000 for the two months ended August 31, 2001, less (b) an increase in events management costs of approximately $700,000, less (c) increases in other rights fees and profit split expenses of approximately $200,000, less (d) increases in the direct costs of publishing and printing and compensation costs charged as direct expenses. As noted above, the Company anticipates that direct operating costs will be significantly less subsequent to June 30, 2002 than in the previous year due to the termination of the Host-NCAA Contract.

Selling, general and administrative costs declined for the two months ended August 31, 2002 from the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the fiscal year ended June 30, 2002, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were $2,929,000 for the two months ended August 31, 2002 compared to $3,690,000 for the same period in the prior year. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense declined to $103,000 for the two months ended August 31, 2002 compared to $473,000 for the same period in the prior year. In August 2002, the Company terminated its basketball tour in Europe, closing its

Paris, France office, and combined the management of all of the Company’s Affinity Events soccer and basketball tours in Dallas, Texas, thereby resulting in the closing of the Company’s Denver, Colorado office. As a result, the Company incurred approximately $725,000 in nonrecurring costs primarily associated with employee severance costs and future lease obligations.

Operating income (loss) for the two months ended August 31, 2002 and 2001 is summarized as follows (amounts in 000’s):

	Two Months Ended
	August 31,

	2002	2001

Collegiate Marketing and Production Services	$(1,941)	$(1,182)
Affinity Events	(1,389)	117
Affinity Management Services	152	47
Consulting		3
Amortization of acquisition intangibles	(203)	(171)
Unallocated general and administrative costs	(240)	(444)

	$(3,621)	$(1,630)

Results Derived from Investments and Derivative Instruments –

Equity in earnings (losses) of affiliated companies, totaling $(110,000) for the two months ended August 31, 2002 and $(554,000) for the two months ended August 31, 2001 included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) iHigh; and (iii) until December 31, 2001, Rawlings. Subsequent to December 31, 2001, the Company accounts for its investment in Rawlings as an “available-for-sale” marketable security (see Note 8 to the Condensed Consolidated Financial Statements).

As a result of Gray’s issuance of common stock in October 2002 for net proceeds to Gray of approximately $7.71 per share, and since the Company’s carrying value of its investment in Gray common stock prior to Gray’s issuance exceeded $7.71 per share, the Company anticipates reporting a loss on Gray’s issuance of shares in the three months ending November 30, 2002 of approximately $2,250,000.

Interest and dividend income of $652,000 for the two months ended August 31, 2002 was primarily attributable to interest earned on income tax refunds received by the Company in August 2002 pertaining to amended federal income tax returns. Interest and dividend income of $99,000 for the two months ended August 31, 2001 was primarily attributable to dividends earned on the Company’s investment in shares of Gray series A and series B preferred stock, all of which were sold in September 2001.

In the two months ended August 31, 2001, the Company recognized a charge of $250,000 associated with the estimated impairment in the value of one of the Company’s investments. The determination to reduce the carrying amount of this investment was made based on management’s estimate of the amounts that might ultimately be recovered on a sale or other disposition of its investments and management’s estimate of amounts which were committed to be invested in the future for which management did not reasonably anticipate recovery.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $(423,000) and $(632,000) for the two months ended August 31, 2002 and 2001, respectively. The value of the derivative instruments declined during these periods as a result of declines in the values of the interest rate swap agreements.

Other income for the two months ended August 31, 2001 consisted primarily of income from an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in

Tarzian. In December 2001, Gray exercised its option and acquired the investment in Tarzian for $10,000,000.

Interest Expense and Debt Related Costs –

Interest expense decreased to $1,505,000 for the two months ended August 31, 2002 from $1,729,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization was $269,000 and $434,000 for the two months ended August 31, 2002 and 2001, respectively. Debt issue costs consist of (a) amounts paid in connection with obtaining bank financing amortized over the remaining term of the bank credit facility; and (b) the value of shares of the Company’s common stock issued to the Company’s Chairman to compensate him for his personal guarantee of the Company’s debt under its bank credit agreement. The value of the shares issued is amortized over the period for which the shares provide compensation, and approximately $261,000 and $271,000 of such amortization is included in debt issue cost amortization for the two months ended August 31, 2002 and 2001, respectively.

Income Taxes –

As of August 31, 2002, the Company had a net operating loss carryforward for tax purposes of approximately $56.2 million to reduce Federal taxable income in the future, and other tax credit carryforwards totaling approximately $600,000 to reduce regular Federal income tax liabilities in the future. As of August 31, 2002, the Company had a net deferred tax asset of $21,381,000, net of a valuation allowance of $3,125,000, primarily due to a net operating loss carryforward for federal tax purposes that expires beginning in 2017. The Company believes it will generate adequate taxable income from operations or the sale or other disposition of appreciated nonoperating assets in an amount sufficient to realize the deferred tax asset prior to expiration of the net operating loss carryforward. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible intangibles amortization expense, state income taxes and, for the two months ended August 31, 2002, a change in the amount of the valuation allowance.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in Note 5 to the Condensed Consolidated Financial Statements) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company’s debt profile as of August 31, 2002 and 2001, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $81,000 and $103,000 for the two months ended August 31, 2002 and 2001, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks and warrants to purchase common stock, and previously held investments in Gray preferred stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks.

In the case of the Company’s investment in Gray’s two classes of common stock, where there exists a quoted market price for the publicly-traded securities in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management’s estimates of the aggregate fair value of the Company’s investments in affiliated companies (as described in Note 4 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments would increase or decrease such aggregate market value by approximately $4,500,000 as of August 31, 2002 and $4,600,000 as of June 30, 2002.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this Report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s and Gray’s leverage may adversely affect their ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) Gray’s business depends, in part, on sales of advertising time and space and on its relationships with, and success of, its national network affiliates; (iii) significant segments of the Company’s business are seasonal; (iv) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (v) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; (vi) war or acts of terrorism or a continued domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorships and advertising sold by the Company and Gray.

Item 4. Controls and Procedures

Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that there were no material weakness in such controls as of August 31, 2002.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls during the period from July 1, 2002 to August 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certifications Pursuant to U.S.C. Section 1350

(b)  Reports on Form 8-K

     Form 8-K dated August 13, 2002 related to an amendment to the Company’s bank credit facility

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION

Date:	November 8, 2002	By: /s/ FREDERICK J. ERICKSON

Frederick J. Erickson Vice President-Finance, Treasurer and Assistant Secretary

CERTIFICATION

I, Robert S. Prather, Jr., certify that:

1.	I have reviewed this transition report on Form 10-Q of Bull Run Corporation (“Registrant”);

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this transition report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002

Signed:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr. President and Chief Executive Officer

CERTIFICATION

I, Frederick J. Erickson, certify that:

1.	I have reviewed this transition report on Form 10-Q of Bull Run Corporation (“Registrant”);

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this transition report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002

Signed:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson Vice President – Finance and Chief Financial Officer