Form 10-Q
period 2002-11-30
BULL RUN CORP
filed 2003-01-10
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,634,424 shares of Common Stock, par value $.01 per share, were outstanding as of December 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	November 30,	August 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$302	$397
Accounts receivable, net of allowance of $512 and $514 as of November 30, 2002 and August 31, 2002, respectively	20,526	13,502
Inventories	693	1,005
Prepaid costs and expenses	1,511	1,559
Net current assets of discontinued segment		106

Total current assets	23,032	16,569
Property and equipment, net	4,921	5,171
Investment in affiliated companies	24,600	25,013
Goodwill	57,862	57,862
Customer base and trademarks	16,695	16,999
Deferred income taxes	20,531	21,381
Other assets	7,506	8,818

	$155,147	$151,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$93,932	$19,850
Accounts payable	4,322	6,558
Deferred revenue	7,322	13,616
Accrued and other liabilities	17,438	8,797

Total current liabilities	123,014	48,821
Long-term debt	19,184	93,091
Other liabilities	664	1,284

Total liabilities	142,862	143,196

Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value, (authorized 100 shares; issued and outstanding 5.4 shares; $5,400 aggregate liquidation value)	5,400	5,400

Stockholders’ equity:
Series C convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 7.1 shares with $7,097 aggregate liquidation value as of November 30, 2002 and 4.1 shares with $4,097 aggregate liquidation value as of August 31, 2002)	7,097	4,097
Common stock, $.01 par value (authorized 100,000 shares; issued 39,129 and 38,548 shares as of November 30, 2002 and August 31, 2002, respectively)	391	385
Additional paid-in capital	79,582	79,101
Treasury stock, at cost (542 shares)	(1,393)	(1,393)
Other comprehensive accumulated loss	(366)	(2,050)
Retained earnings (accumulated deficit)	(78,426)	(76,923)

Total stockholders’ equity	6,885	3,217

	$155,147	$151,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	November 30,

	2002	2001

Revenue from services rendered	$31,109	$35,718

Operating costs and expenses:
Direct operating costs for services rendered	18,066	27,229
Selling, general and administrative	6,431	8,387
Amortization of acquisition intangibles	304	204

Total operating costs and expenses	24,801	35,820

Income (loss) from operations	6,308	(102)
Other income (expense):
Equity in earnings (losses) of affiliated companies	579	(208)
Net change in value of certain derivative instruments	(1,674)	(1,512)
Loss on issuance of shares by affiliate	(2,339)
Gain (loss) on investment dispositions and investment valuation adjustments	(977)	3,064
Interest expense	(2,193)	(2,712)
Debt issue cost amortization	(544)	(822)
Other income (expense), net	2	191

Loss before income taxes and extraordinary item	(838)	(2,101)
Income tax benefit		736

Loss before extraordinary item	(838)	(1,365)
Proportionate share of affiliate’s extraordinary loss	(406)

Net loss	(1,244)	(1,365)
Preferred dividends	(259)	(67)

Net loss available to common stockholders	$(1,503)	$(1,432)

Loss per share available to common stockholders, basic and diluted:
Loss available to common stockholders before extraordinary item	$(0.03)	$(0.04)
Extraordinary loss	(0.01)

Net loss available to common stockholders	$(0.04)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	38,312	36,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Redeemable
	Series B	Series C			Additional
	Preferred	Preferred		Common Stock	Paid-In
	Stock	Stock	Shares	Amount	Capital

As of September 1, 2002	$5,400	$4,097	38,548	$385	$79,101
Issuance of Series C preferred stock		3,000
Issuance of common stock			581	6	481

As of November 30, 2002	$5,400	$7,097	39,129	$391	$79,582

		Other	Retained
		Comprehensive	Earnings		Total
	Treasury	Accumulated	(Accumulated		Stockholders’
	Stock	Loss	Deficit)		Equity

As of September 1, 2002	$(1,393)	$(2,050)	$(76,923)		$3,217
Issuance of Series C preferred stock					3,000
Issuance of common stock					487
Other comprehensive income (loss)		1,684			1,684
Preferred dividends			(259)		(259)
Net loss			(1,244)		(1,244)

As of November 30, 2002	$(1,393)	$(366)	$(78,426)		$6,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	November 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,244)	$(1,365)
Adjustments to reconcile net loss to net cash used in operations:
Extraordinary loss	406
Provision for bad debts	54	91
Depreciation and amortization	1,166	1,422
Equity in (earnings) losses of affiliated companies	(579)	208
Dividends received from affiliated company	41	41
Gain (loss) on dispositions of investments and valuation adjustments	1,032	(3,064)
Net change in value of certain derivative instruments	1,674	1,512
Loss on issuance of shares by affiliate	2,339
Deferred income taxes		(736)
Change in operating assets and liabilities:
Accounts receivable	(7,078)	271
Inventories	312	(14)
Prepaid costs and expenses	48	(1,354)
Accounts payable and accrued expenses	(480)	1,092
Other long-term liabilities	(534)	(61)

Net cash used in continuing operations	(2,843)	(1,957)
Net cash provided by (used in) discontinued operations	106	(147)

Net cash used in operating activities	(2,737)	(2,104)

Cash flows from investing activities:
Capital expenditures	(67)	(226)
Proceeds on sale of investments		6,803
Investment in affiliated companies		(455)
Increase in other assets	487	(29)

Net cash used in continuing operation investing activities	420	6,093
Net cash provided by (used in) discontinued operation investing activities		(62)

Net cash provided by (used in) investing activities	420	6,031

Cash flows from financing activities:
Borrowings from revolving lines of credit	175	12,300
Repayments on revolving lines of credit		(4,100)
Repayments on long-term debt		(12,293)
Debt issue costs	(953)
Issuance of preferred stock	3,000	2,400
Issuance of common stock		350

Net cash provided by (used in) financing activities	2,222	(1,343)

Net decrease in cash and cash equivalents	(95)	2,584
Cash and cash equivalents, beginning of period	397	(1,051)

Cash and cash equivalents, end of period	$302	$1,533

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

On December 17, 1999, Bull Run Corporation (“Bull Run”) acquired the stock of Host Communications, Inc. (“Host” or “Host Communications”), Universal Sports America, Inc. and Capital Sports Properties, Inc. not previously owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition”). All operations of the acquired entities are now combined under Host.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the “Company”), after elimination of intercompany accounts and transactions.

In 2002, the Company changed its fiscal year end from June 30 to August 31, and filed with the U.S. Securities and Exchange Commission a Form 10-Q for the transition period July 1, 2002 to August 31, 2002. Condensed consolidated operating results and cash flows for the quarterly period ended November 30, 2001 are presented herein for comparative purposes.

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

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Three Months Ended
	November 30,

	2002	2001

Interest paid	$2,433	$2,858
Income taxes paid (recovered)	9	(333)
Noncash investing and financing activity:
Issuance of common stock primarily in connection with debt issuance costs	$487

4. INVESTMENT IN AFFILIATED COMPANIES

The Company’s investment in affiliated companies is comprised of the following:

	November 30, 2002		August 31, 2002

	Amount	Voting %	Amount	Voting %

Gray Television, Inc.	$17,125	18.0%	$19,102	26.1%
Rawlings Sporting Goods Company, Inc.	6,170	10.1%	4,377	10.1%
iHigh, Inc.	1,305	35.1%	1,534	35.1%

	$24,600		$25,013

The Company accounts for its investments in Gray Television, Inc. (“Gray”), and iHigh, Inc. (“iHigh”) using the equity method. Gray’s two classes of common stock are publicly traded on the New York Stock Exchange under the symbols “GTN.A” and “GTN”. The Company accounts for its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) as an “available-for-sale” marketable security. As a result, the Company’s carrying value of its investment in Rawlings is based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and is included as a component of “Investment in affiliated companies.” Subsequent to November 30, 2002, the Company’s investment in Rawlings was sold in the open market for cash of $6,764, which was immediately used to reduce the Company’s bank debt. In the three months ended November 30, 2002, $1,032 of the unrealized loss on the Rawlings investment that had been previously reported as “other comprehensive accumulated loss” (a component of the Company’s stockholders’ equity) was expensed, and reported as an investment valuation adjustment in the Company’s results of operations. This impairment charge was realized in consideration of the terms of the Company’s subsequent sale of its investment in Rawlings in December 2002.

In October 2002, Gray completed a public offering of 30,000 shares of its common stock for net proceeds of approximately $231,200, and in November 2002, Gray issued an additional 4,500 shares for additional proceeds of approximately $34,900. Such cumulative proceeds were used in part by Gray to finance an October 2002 acquisition of a company that owns television stations, and finance an acquisition of an additional television station in December 2002. As a result of these transactions by Gray, the Company’s ownership of Gray’s outstanding common stock was reduced from 12.9% to 4.0%, representing a decline in the Company’s voting power in Gray from 26.1% to 18.0%. Since Gray’s net proceeds per share of issued common stock was an amount which was less than the Company’s carrying value per share of Gray common stock owned prior to such transactions, a loss of $2,339 on the issuance of shares by Gray was reported by the Company for the three months ended November 30, 2002. Certain executive officers of Gray and certain directors of Gray are also executive officers and directors of the Company; therefore the Company will continue to account for its investment in Gray under the equity method subsequent to the issuance of shares by Gray, despite the dilution of the Company’s voting power to less than 20%, since the Company continues to have significant influence in Gray.

The aggregate operating results of Gray and iHigh, affiliated companies in which the Company’s investments are accounted for using the equity method, were as follows:

	Three Months Ended
	November 30,

	2002	2001

Net revenue	$66,650	$41,766
Income from operations	26,084	5,503
Net income (loss)	7,171	(2,378)

5. LONG-TERM DEBT

As amended in October 2002, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $73,932, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments of $5,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003, with all amounts outstanding under the Term Loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for borrowings of up to $20,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus      .75% or LIBOR plus 3.75%. In December 2002, the Company made principal payments totaling $6,764, thereby meeting the $5,000 principal payment requirement due by January 15, 2003, and reducing the principal payment obligation due by April 15, 2003 from $5,000 to $3,236. In order to facilitate funding the remaining scheduled principal payment obligations totaling $8,236, the Company will likely be required to (a) sell certain investment assets held by the Company; or (b) issue and sell equity securities of the Company, which may include the Company’s preferred stock; or (c) a combination thereof. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a time frame required to make such scheduled payments, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it will be able to fund the scheduled principal payments in accordance with the terms of the amended bank credit facility. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets. The Company expects to negotiate the terms of a long-term refinancing of the credit facility for execution prior to the current facility’s maturity date of September 30, 2003. Although the Company believes that it will be successful in negotiating a long-term refinancing of the credit facility, there is no assurance that it will be able to do so.

Interest on amount outstanding to the banks is payable monthly. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of November 30, 2002 and August 31, 2002, borrowings of $73,932 were outstanding under the Term Loans, borrowings of $20,000 and $19,825, respectively, were outstanding under the Revolver. Since all amounts outstanding under the bank credit agreement are due and payable on the September 30, 2003 maturity date, all such amounts are classified as a current liability as of November 30, 2002. As of November 30, 2002, all borrowings under the bank credit agreement were subject to an interest rate of 4.5%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of a minimum amount of net worth at all times, and maintenance of minimum profitability thresholds determined quarterly beginning November 30, 2002. The Company complied with all such financial covenants during the period ended November 30, 2002. All debt outstanding under the bank credit agreement is collateralized by all of the Company’s assets, including all of its investments in affiliated companies.

In connection with the Company’s bank credit facilities, the Company’s Chairman entered into a guarantee agreement in favor of the banks, for which he receives compensation from the Company from time to time in the form of restricted shares of the Company’s common stock. The agreement provides for the Chairman’s personal guarantee of up to approximately $91,500 of the Company’s outstanding bank debt. The guaranteed amount reduces dollar for dollar, subject to certain limitations, as the aggregate outstanding amount under the Term Loans is reduced. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the Company’s debt currently payable to the banks as a secured creditor. During the three months ended November 30, 2002, the Company issued 491 restricted shares of its common stock then valued at approximately $442 to the Company’s Chairman as compensation for his guarantee.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes having an aggregate face value of $18,594. Interest is payable quarterly and the notes had an original maturity date of January 17, 2003; however, as of November 30, 2002, substantially all holders of these subordinated notes agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. The Company also has 9% subordinated notes having an aggregate outstanding balance of $590 due in March 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

The Company is a party to two interest rate swap agreements. The first agreement, which terminated on December 31, 2002, involved the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The second agreement, terminating on December 31, 2004, involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt.

6. INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes, and for the three months ended November 30, 2002, an increase in the valuation allowance for potentially non-realizable deferred tax assets by $325.

7. PREFERRED STOCK ISSUANCE

In September 2002, the Company’s Chairman invested $3,000 for 3 shares of the Company’s Series C convertible preferred stock (“Series C Preferred Stock”) having an aggregate face amount of $3,000, which was used by the Company for working capital purposes. Each share of the Series C Preferred Stock is convertible at the holder’s option into 1,000 shares of the Company’s common stock beginning two years after the date of issuance. The holder of Series C Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance of the preferred stock, the Company may, at its option, pay such dividends in cash or in shares of the Company’s common stock. The Company has an option to redeem shares of Series C Preferred Stock at any time, but does not currently have the intent or ability to do so. The liquidation and redemption price of the preferred stock is $1,000 per share.

8. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended
	November 30,

	2002	2001

Net loss	$(1,245)	$(1,365)
Other comprehensive loss:
Change in the valuation of available-for-sale investments, net of deferred tax	1,684

Comprehensive income (loss)	$439	$(1,365)

The change in the valuation of available-for-sale investments results from the accounting for the Company’s investment in Rawlings as an “available-for-sale” marketable security. Changes in the market value of the Company’s investment in Rawlings common stock, as determined by the closing price per share of Rawlings common stock quoted on the Nasdaq Stock Market as of the beginning and end of each fiscal period, results in comprehensive income or loss until December 2002, when the investment was sold. As of November 30, 2002, $1,032 of the unrealized loss on the Rawlings investment that had been previously reported as “other comprehensive accumulated loss” was expensed, and included as a component of the net loss for the three months ended November 30, 2002.

9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	November 30,

	2002	2001

Loss before extraordinary item	$(838)	$(1,365)
Preferred dividends	(259)	(67)

Loss available to common stockholders before extraordinary item	(1,097)	(1,432)
Extraordinary loss	(406)

Net loss available to common stockholders	$(1,503)	$(1,432)

Weighted average number of common shares outstanding for basic earnings (loss) per share	38,312	36,024
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted earnings (loss) per share	38,312	36,024

Loss per share (basic and diluted):
Loss available to common stockholders before extraordinary item	$(0.03)	$(0.04)
Extraordinary loss	(0.01)

Net loss available to common stockholders	$(0.04)	$(0.04)

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

Information for each of the Company’s segments is presented below:

	Three Months Ended
	November 30,

	2002	2001

Net revenues:
Collegiate Marketing and Production Services	$21,780	$26,685
Affinity Events	1,784	3,122
Affinity Management Services	2,278	5,906
Consulting	5,267	5

	$31,109	$35,718

Operating income (loss):
Collegiate Marketing and Production Services	$2,546	$2,018
Affinity Events	(1,236)	(1,835)
Affinity Management Services	396	630
Consulting	5,267	5
Amortization of acquisition intangibles	(304)	(204)
Unallocated general and administrative costs	(361)	(716)

	$6,308	$(102)

In the three months ended November 30, 2002, the Company realized $4,810 of previously deferred consulting fee income in connection with services provided to Gray in connection with Gray’s acquisition of a company that owns television stations. The Company also defers the recognition of consulting income on a portion of fees received from Gray, due to the Company’s ownership interest in Gray. When the Company’s percentage ownership on Gray decreases, a proportionate amount of the previously deferred income becomes realizable. As a result of the dilution in the Company’s investment in Gray resulting from Gray’s issuance of its common stock during the same period, previously deferred consulting fee income of $457 was realized.

As further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain of the Company’s contractual relationships changed effective September 1, 2002, which resulted in a significant decrease of revenues and direct operating costs in the Collegiate Marketing and Production Services segment subsequent to that date. These changes also had a favorable impact on the operating results of the segment for the three months ended November 30, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its primary operating business, Host Communications, Inc. (“Host”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and for and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (a 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

The Company also has significant investments in other sports, media and marketing companies, including Gray Television, Inc. (“Gray”), the owner and operator of 29 television stations, four newspapers and other media and communications businesses; iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students; and until December 2002, Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment. The Company sold its investment in Rawlings in December 2002. The Company has provided consulting services to Gray in connection with certain of Gray’s acquisitions and dispositions.

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

In September 2002, the Company changed its fiscal year end from June 30 to a new fiscal year end of August 31. As a result of this change, the Company’s quarterly reporting periods are, subsequent to this transition period from July 1, 2002 to August 31, 2002, comprised of three calendar months ending November 30, February 28 (or 29), May 31 and August 31.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the Board of the Company, is Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stock representing approximately 40.0% of the combined voting power of Gray’s two classes of common stock as of November 30, 2002. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stock representing approximately 27.5% of the combined voting power of Gray’s two classes of common stock as of November 30, 2002. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stock representing approximately 31.0% of the combined voting power of Gray’s two classes of common stock as of November 30, 2002. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages includes the Company’s beneficial ownership of approximately 25.5% of the combined voting power of Gray’s two classes of common stock as of November 30, 2002. Beneficial ownership percentages noted above include warrants and options to acquire shares of Gray common stock that were exercisable on, or within 60 days after, November 30, 2002.

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

Goodwill and Other Intangible Assets –
 Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FAS 142”) which prescribes the Company’s accounting for goodwill and certain other intangible assets acquired in the Host-USA Acquisition. In accordance with FAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if impairment in value has occurred. As of June 30, 2002, the Company accelerated amortization of $6,582,000 of its customer base intangible asset, due to a significant change in a certain underlying customer relationship. The remaining carrying value assigned to this specific customer relationship is being amortized on a straight-line basis through August 31, 2004, resulting in amortization expense during that period of approximately $536,000 per year. Other customer relationships are being amortized over a 16-year average life, at a rate of approximately $680,000 per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method. Goodwill and intangible assets, net of accumulated amortization, were $74,557,000 as of November 30, 2002 and $74,861,000 as of August 31, 2002, of which, goodwill was $57,862,000 as of both dates.

The carrying value of the Company’s investment in Gray of $17,125,000 as of November 30, 2002 is largely dependent on Gray’s continuing assessment of the value of Gray’s goodwill, broadcast licenses, network affiliation agreements and other intangible assets. Impairment in Gray’s carrying value of its intangible assets could have a significant impact on the Company’s carrying value of its investment in Gray.

Deferred Income Taxes –
 Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of November 30, 2002 the Company has a net deferred tax asset of $20,531,000, primarily due to a net operating loss carryforward for federal tax purposes that expires beginning in 2017, net of a valuation allowance of approximately $3,450,000. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated investment assets in an amount sufficient to realize the deferred tax asset.

Derivative Instruments and Hedging Activities –
 The Company reports the value of certain derivative instruments (i.e., warrants to purchase additional shares of Gray common stock and interest rate swap agreements) on the balance sheet at fair value pursuant to Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”). The fair value of derivative instruments of $2,777,000 and $4,451,000 as of November 30, 2002 and August 31, 2002, respectively, is included in the Company’s balance sheet as a component of “Other assets.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in FAS 133 for hedge accounting (and none of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment) are included in the earnings (losses) reported for the period of the change. Management estimates the fair value of the warrants based on independent appraisals received on a quarterly basis, and estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Investments in Affiliated Companies –
 The Company accounts for its investments in Gray and iHigh, and until December 31, 2001, Rawlings, by the equity method. If management determines that the carrying value of investments accounted for by the equity method become permanently impaired in whole or in part, the estimated amount of the permanent impairment would be charged to the earnings (losses) reported for the period in which that determination was made. Management has made such permanent impairment determinations in prior years, and accordingly in the period of such determination, the Company reduced the carrying value of the investment and reported an associated charge in its Statement of Operations. Effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security.

As a result, the Company’s carrying value of its investment in Rawlings is based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and is reported on the balance sheet as a component of “Investment in affiliated companies.” As of November 30, 2002, the Company adjusted the unrealized loss in its investment in Rawlings, previously reported as “Other comprehensive accumulated loss,” by $1,032,000, thereby reducing the remaining unrealized loss, net of deferred tax, to $(366,000). This remaining unrealized loss was further reduced to zero subsequent to November 30, 2002, as a result of appreciation in the quoted market value of the Rawlings common stock from November 30, 2002 through the date the investment was sold in December 2002.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –
 As of November 30, 2002, the Company’s indebtedness to its bank lenders was $93,932,000. Under an amended and restated credit agreement dated October 11, 2002, the Company and its bank lenders amended the Company’s bank credit agreement to modify borrowing capacity restrictions, revise certain financial covenants, provide for certain scheduled principal payments, revise the maturity date of the obligations under the bank credit facility to September 30, 2003, and reduce the interest rate charged on outstanding borrowings, among other changes. Under the amended agreement, the Company must make scheduled payments on its term loans of at least $5,000,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003. The amended agreement also requires the Company to maintain a minimum net worth amount at all times and requires the maintenance of minimum profitability thresholds determined quarterly, beginning November 30, 2002. In December 2002, the Company sold its investment in Rawlings and used the proceeds to make principal payments of $6,764,000. As a result, the Company has met the requirement to make a principal payment of at least $5,000,000 by January 15, 2003, and has reduced the principal payment due by April 15, 2003 from $5,000,000 to $3,236,000. In order to facilitate funding the remaining scheduled principal payment obligations totaling $8,236,000, the Company will likely be required to (a) sell certain investment assets held by the Company; or (b) issue and sell equity securities of the Company, which may include the Company’s preferred stock; or (c) a combination thereof. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a time frame required to make such scheduled payments, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it will be able to fund the scheduled principal payments in accordance with the terms of the amended bank credit facility. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets. The Company expects to negotiate the terms of a long-term refinancing of the credit facility for execution prior to the current facility’s maturity date of September 30, 2003. Although the Company believes that it will be successful in negotiating a long-term refinancing of the credit facility, there is no assurance that it will be able to do so.

The Company’s credit agreement currently provides for (a) two term loans for borrowings totaling $73,932,000, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments as previously described, with all amounts outstanding under the term loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for borrowings of up to $20,000,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of November 30, 2002, the $20,000,000 borrowing capacity under the Revolver was fully utilized, and no additional borrowing capacity was available. The Company believes that it is in its best interests to maintain the $20,000,000 outstanding balance under the Revolver at all times, due to certain terms of the credit agreement that potentially limit future borrowings under the Revolver. The Company anticipates that it will continue to utilize fully the availability under the Revolver and invest any excess cash on hand in highly liquid investments.

In September 2002, the Company’s Chairman invested $3,000,000 for 3,000 shares of Series C convertible preferred stock, which was used by the Company for working capital purposes. Under the terms of the amended credit agreement, up to $12,500,000 in funding for working capital purposes, if necessary, may be provided by the issuance of equity securities, including shares of the Company’s redeemable preferred stock, or by the issuance of subordinated debt. Through November 30, 2002, the Company had received a total of $7,097,000 in cash for working capital purposes from the previously discussed issuances of preferred stock to the Company’s Chairman and his affiliates. Therefore, the Company has the capacity to source an additional $5,403,000 of cash to use for working capital purposes from the issuance of equity or debt securities during the remaining term of the credit facility.

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

The Company’s capital expenditures are not expected to exceed $600,000 for the fiscal year ending August 31, 2003. The Company’s cash flow is cyclical, in that during the period from July 1 through August 31, the Company historically uses more cash than is generated due to the seasonality of the Company’s predominant operating segment. During the period from January 1 through April 30, the Company has historically generated more cash than it uses, as this is generally the period during which the most substantial amount of revenue is derived from the Company’s predominant operating segment. Although there is no borrowing capacity currently available under its revolving credit facility, the Company believes that the cash flow anticipated from operations will be sufficient to fund the Company’s working capital, capital spending and interest payment requirements up to the September 30, 2003 maturity date of the bank credit facility. As previously discussed, the Company anticipates that the required principal payments to its bank lenders prior to September 30, 2003 will be made with proceeds from the sale of investment securities, issuance of equity securities or a combination thereof. The Company’s bank credit agreement, as amended, provides the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to $5,403,000 without requiring an associated reduction in its outstanding debt to the banks.

Historical Cash Flow Information – Summary –
 The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Three Months Ended
	November 30,

	2002	2001

Cash flows from operating activities:
Continuing operations	$(2,843)	$(1,957)
Discontinued operations	106	(147)
Cash flows from investing activities:
Continuing operation investing activities	420	6,093
Discontinued operation investing activities		(62)
Cash flows from financing activities	2,222	(1,343)

Net increase (decrease) in cash and cash equivalents	$(95)	$2,584

Historical Cash Flow Information – Cash Flows from Operating Activities –
 The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Three Months Ended
	November 30,

	2002	2001

Operating income (loss)	$6,308	$(102)
Depreciation and amortization included in operations	622	593
Interest expense, net of interest and dividend income	(2,186)	(2,673)
Net change in operating assets and liabilities	(7,677)	25
Other changes in operating cash flows	90	200

Total cash flows from continuing operations	(2,843)	(1,957)
Cash flows from discontinued operating activities	106	(147)

Total cash flows from operating activities	$(2,737)	$(2,104)

The Collegiate Marketing and Production Services segment primarily generates revenues during the collegiate football and basketball seasons. In the three months ended November 30, the segment primarily derives revenues from projects and services associated with the college football. The Affinity Events segment consists primarily of participatory sports tours that generally begin in March and end in September each year. Therefore, this segment generates a proportionately low amount of revenues during the three months ended November 30. In comparison with the same period last year, revenues and direct costs associated with the Collegiate Marketing and Production Services segment are significantly lower due to the termination of Host’s contract with the NCAA on August 31, 2002 (the “Host-NCAA Contract”). In the prior year periods, as a result of the Host-NCAA Contract, the Company generated a significant amount of revenue from NCAA corporate licensing and sponsorship rights and incurred a significant amount of guaranteed rights fee expense.

Operating income of $5,267,000 for the three months ended November 30, 2002 resulted from consulting fees, which were received as cash in a prior period and then reported as deferred revenues. As a result, an increase in accounts receivable of $7,024,000 during this period was not offset by what would otherwise have been a similarly significant increase in accounts payable and accrued expenses. Therefore, the total cash flow from operating activities for the three months ended November 30, 2002, was significantly affected by the net change in operating assets and liabilities of $(7,677,000), which exceeded operating income before non-cash depreciation and amortization expense. The Company’s total cash flows from continuing operations for the three months ended November 30, 2001 was unfavorably affected by interest expense, which exceeded the Company’s operating income before depreciation and amortization expense. Operating income provided by Host Communications, Bull Run’s wholly-owned operating company, improved by over $800,000 for the three months ended November 30, 2002 compared to the same period in the prior year, on total revenues of $25,842,000 compared to $35,713,000, respectively.

Other changes in operating cash flows include the income on Gray’s option to purchase the Company’s investment in Tarzian of $174,000 in the three months ended November 30, 2001. The option was exercised in December 2001 and no additional option income was recognized subsequent to exercise.

Historical Cash Flow Information – Cash Flows from Investing Activities
 The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Three Months Ended
	November 30,

	2002	2001

Capital expenditures	$(67)	$(226)
Proceeds from sale of investments, net		6,348
Increase in other assets	487	(29)

Total cash flows from continuing operation investing activities	420	6,093
Cash flows from discontinued operation investing activities		(62)

Total cash flows from investing activities	$420	$6,031

In the three months ended November 30, 2001, the Company sold all of its remaining shares of Gray preferred stock to a company affiliated with the Company’s Chairman for cash of $6,803,000.

Historical Cash Flow Information – Cash Flows from Financing Activities
 The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Three Months Ended
	November 30,

	2002	2001

Net borrowings (repayments) on revolving line of credit	$175	$8,200
Net proceeds (repayments) on long-term debt		(12,293)
Proceeds on issuance of preferred stock	3,000	2,400
Other financing cash flows	(953)	350

Total cash flows from financing activities	$2,222	$(1,343)

In the three months ended November 30, 2001, the Company reduced its long-term debt by $12,293,000 in part with the proceeds from the sale of Gray preferred stock and proceeds received on the issuance of the Company’s preferred stock.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

Results Derived from Operating Businesses –
 Total revenues for the three months ended November 30, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Three Months Ended
	November 30,

	2002	2001

Collegiate Marketing and Production Services	$21,780	$26,685
Affinity Events	1,784	3,122
Affinity Management Services	2,278	5,906
Consulting	5,267	5

	$31,109	$35,718

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the three months ended November 30, 2002 by the termination of most of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. In the three months ended November 30, 2001, the Company recognized revenues of approximately $5,544,000 in connection with NCAA corporate sponsorships. No such revenue was recognized in the three months ended November 30, 2002.

Total revenues in the Affinity Events segment declined due to the elimination of certain non-profitable tours and events prior to the current fiscal year. The tours and events currently operated within the Affinity Events segment generally take place during the months of March through September; therefore, the three month period ended November 30 is expected to reflect proportionately low revenue and a loss from operations. The segment’s loss from operations for the three months ended November 30, 2002 is less than the same period in the prior year due to the elimination of the certain events and tours, and an overall reduction in selling, general and administrative costs of the segment.

Total revenues for the Affinity Management Services segment declined due to the termination of certain contracts prior to the current fiscal year, which also caused a similar decline in the Company’s direct operating costs.

The Company believes that its revenues and operating results for the fiscal periods prior to August 31, 2002 were significantly impacted by general market conditions, i.e., the significant decline in corporate advertising and sponsorship spending during Host’s peak selling period from September 2001 through February 2002, and the expiration of the Host-NCAA Contract on August 31, 2002. The Company believes that NCAA corporate sponsors strongly preferred multi-year renewable commitments to single-year commitments, given the required time that it takes for a corporate sponsor to activate promotional programs related to an NCAA corporate sponsorship. It was therefore very difficult for the Company, in the final year of the Host-NCAA Contract, to attract and sign new NCAA corporate sponsors or replace NCAA corporate sponsors whose contracts had expired. The Company expects that total revenues derived by the Collegiate Marketing and Production Services segment subsequent to June 30, 2002 will be significantly less than total revenues derived in comparable prior year periods, as will direct operating costs of services rendered, due to a significant reduction in guaranteed rights fees that were incurred in prior years to acquire such licensing rights.

Prior to September 1, 2002, the Company received a $5,000,000 consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc. (“Stations”), which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, and in November 2002, Gray issued additional shares of its common stock. These issuances of common stock by Gray resulted in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to 4.0% (representing 18.0% of the voting rights). As a result of these transactions by Gray, the Company recognized deferred consulting fee income of $4,810,000 in the three months ended November 30, 2002 attributable to Gray’s acquisition of Stations, plus an additional $457,000 of previously deferred consulting fee income as a result of the reduction in the Company’s proportionate ownership of Gray following Gray’s issuances of common stock. The Company does not anticipate receiving any additional consulting fees from Gray in the future. As a result of the Company’s 4.0% equity investment in Gray as of November 30, 2002, approximately 4.0% of consulting fee income on fees charged to Gray in prior years is deferred and will be recognized as income by the Company when Gray chooses to amortize or otherwise reduce the book value of its goodwill, or when the Company’s proportionate ownership of Gray common stock decreases.

Total operating costs and expenses for the three months ended November 30, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Three Months Ended
	November 30,

	2002	2001

Direct operating costs of services rendered	$18,066	$27,229
Selling, general and administrative	6,431	8,387
Amortization of acquisition intangibles	304	204

	$24,801	$35,820

Direct operating costs of services rendered decreased for the three months ended November 30, 2002 from the same period in the prior year due to (a) the elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to $3,053,000 for the three months ended November 30, 2001, plus (b) a decrease in events management costs of $1,432,000, plus (c) decreases in other rights fees and profit split expenses of $3,834,000. As noted above, the Company anticipates that direct operating costs will be significantly less subsequent to June 30, 2002 than in the previous year due to the termination of the Host-NCAA Contract and the elimination of non-profitable tours and events.

Selling, general and administrative costs declined for the three months ended November 30, 2002 from the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the prior fiscal year, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were $3,953,000 for the three months ended November 30, 2002 compared to $5,110,000 for the same period in the prior year. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense declined to $196,000 for the three months ended November 30, 2002 compared to $374,000 for the same period in the prior year.

Operating income (loss) for the three months ended November 30, 2002 and 2001 is summarized as follows (amounts in 000’s):

	Three Months Ended
	November 30,

	2002	2001

Collegiate Marketing and Production Services	$2,546	$2,018
Affinity Events	(1,236)	(1,835)
Affinity Management Services	396	630
Consulting	5,267	5
Amortization of acquisition intangibles	(304)	(204)
Unallocated general and administrative costs	(361)	(716)

	$6,308	$(102)

Results Derived from Investments and Derivative Instruments –
 Equity in earnings (losses) of affiliated companies, totaling $579,000 for the three months ended November 30, 2002 and $(208,000) for the three months ended November 30, 2001 included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) iHigh; and (iii) until December 31, 2001, Rawlings. Subsequent to December 31, 2001, and until its disposal in December 2002, the Company accounts for its investment in Rawlings as an “available-for-sale” marketable security (see Note 8 to the Condensed Consolidated Financial Statements). In the three months ended November 30, 2002, a portion of the unrealized loss on the Rawlings investment that had been previously reported as “other comprehensive accumulated loss” (a component of “stockholders’ equity”) was expensed, resulting in an investment valuation charge of $1,032,000.

As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying value of its investment in Gray common stock prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss on Gray’s issuance of shares in the three months ending November 30, 2002 of $(2,339,000).

In the three months ended November 30, 2001, the Company sold the remainder of its investment in Gray preferred stocks, resulting in a gain of $3,064,000.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $(1,674,000) for the three months ended November 30, 2002 due to a decline in the value of warrants, less an increase in the value of the interest rate swap agreements; and $(1,512,000) for the three months ended November 30, 2001, due to a decline in the value of the interest rate swap agreements and a decrease in the value of the warrants.

Interest Expense and Debt Related Costs –
 Interest expense decreased to $2,193,000 for the three months ended November 30, 2002 from $2,712,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization was $544,000 and $822,000 for the three months ended November 30, 2002 and 2001, respectively. Debt issue costs consist of (a) amounts paid in connection with obtaining bank financing amortized over the remaining term of the bank credit facility; and (b) the value of shares of the Company’s common stock issued to the Company’s Chairman to compensate him for his personal guarantee of the Company’s debt under its bank credit agreement. The value of the shares issued is amortized over the period for which the shares provide compensation, and approximately $365,000 and $406,000 of such amortization is included in debt issue cost amortization for the three months ended November 30, 2002 and 2001, respectively.

Income Taxes –
 The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible intangibles amortization expense, state income taxes and, for the three months ended November 30, 2002, a change in the amount of a valuation allowance for potentially non-realizable deferred tax assets.

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

Based on the Company’s debt profile as of August 31, 2002 and 2001, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $121,000 and $145,000 for the three months ended November 30, 2002 and 2001, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks and warrants to purchase common stock, and previously held investments in Gray preferred stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In the case of the Company’s investment in Gray’s two classes of common stock, where there exists a quoted market price for the publicly-traded securities in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management’s estimates of the aggregate fair value of the Company’s investments in affiliated companies (as described in Note 4 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments would increase or decrease such aggregate market value by approximately $4,300,000 as of November 30, 2002 and $4,500,000 as of August 31, 2002.

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

Item 4. Controls and Procedures

Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that there were no material weakness in such controls as of November 30, 2002.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls during the quarterly period ended November 30, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Amendment to Articles of Incorporation filed November 8, 2002

99.1	Certifications Pursuant to U.S.C. Section 1350

(b)	Reports on Form 8-K

Form 8-K dated September 25, 2002 related to a change in the Company’s fiscal year

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION

Date: January 10, 2003	By:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson Vice President-Finance, Treasurer and Assistant Secretary

CERTIFICATION

I, Robert S. Prather, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bull Run Corporation (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 10, 2003

Signed:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr. President and Chief Executive Officer

CERTIFICATION

I, Frederick J. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bull Run Corporation (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 10, 2003

Signed:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson Vice President – Finance and Chief Financial Officer