Form 10-Q
period 2003-05-31
BULL RUN CORP
filed 2003-07-15
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 0-9385

Bull Run Corporation
(Exact name of registrant as specified in its charter)

Georgia (State of incorporation or organization)	58-2458679 (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA 30319
(Address of principal executive offices) (Zip Code)

(404) 266-8333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,025,429 shares of Common Stock, par value $.01 per share, were outstanding as of June 30, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	May 31,	August 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$387	$397
Accounts receivable, net of allowance of $810 and $514 as of May 31, 2003 and August 31, 2002, respectively	9,750	13,502
Inventories	494	1,005
Prepaid costs and expenses	2,198	1,559
Net current assets of discontinued segment		106

Total current assets	12,829	16,569
Property and equipment, net	4,476	5,171
Investment in affiliated companies	18,024	25,013
Goodwill	57,862	57,862
Customer base and trademarks	16,362	16,999
Deferred income taxes	20,302	21,381
Other assets	3,535	8,818

	$133,390	$151,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$84,522	$19,850
Accounts payable	6,764	6,558
Deferred revenue	6,174	13,616
Accrued and other liabilities	13,496	8,797

Total current liabilities	110,956	48,821
Long-term debt	16,709	93,091
Deferred income	627	1,284

Total liabilities	128,292	143,196

Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 5.4 shares as of August 31, 2002)		5,400

Stockholders’ equity:
Series C convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 4.1 shares as of August 31, 2002)		4,097
Series D convertible preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 14.3 shares with $14,280 aggregate liquidation value as of May 31, 2003)	14,280
Common stock, $.01 par value (authorized 25,000 shares; issued 4,018 and 3,855 shares as of May 31, 2003 and August 31, 2002, respectively)	40	39
Additional paid-in capital	79,474	79,447
Treasury stock, at cost (54 shares as of August 31, 2002)		(1,393)
Other comprehensive accumulated loss		(2,050)
Retained earnings (accumulated deficit)	(88,696)	(76,923)

Total stockholders’ equity	5,098	3,217

	$133,390	$151,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Revenue from services rendered	$18,154	$32,416	$66,889	$92,163

Operating costs and expenses:
Direct operating costs for services rendered	11,873	29,404	42,718	75,954
Selling, general and administrative	6,715	7,770	19,449	23,392
Amortization of acquisition intangibles	304	311	912	968

Total operating costs and expenses	18,892	37,485	63,079	100,314

Income (loss) from operations	(738)	(5,069)	3,810	(8,151)
Other income (expense):
Equity in earnings (losses) of affiliated companies	40	(200)	(153)	(2,034)
Net change in value of certain derivative instruments	155	(446)	(1,708)	(3,305)
Loss on issuance of shares by affiliate			(2,339)
Gain (loss) on investment dispositions and investment valuation adjustments	(1,650)	(2,572)	(2,627)	492
Interest expense	(1,882)	(2,267)	(6,213)	(6,963)
Debt issue cost amortization	(585)	(648)	(1,739)	(2,190)
Other income, net	1	51	24	258

Loss before income taxes and cumulative effect adjustment	(4,659)	(11,151)	(10,945)	(21,893)
Income tax benefit		3,755		7,749

Loss before cumulative effect adjustment	(4,659)	(7,396)	(10,945)	(14,144)
Proportionate share of affiliate’s cumulative effect of accounting change				(2,620)

Net loss	(4,659)	(7,396)	(10,945)	(16,764)
Preferred dividends	(288)	(121)	(828)	(309)

Net loss available to common stockholders	$(4,947)	$(7,517)	$(11,773)	$(17,073)

Loss per share available to common stockholders, basic and diluted:
Loss available to common stockholders before cumulative effect adjustment	$(1.25)	$(2.03)	$(3.03)	$(3.96)
Cumulative effect of accounting change				(0.72)

Net loss available to common stockholders	$(1.25)	$(2.03)	$(3.03)	$(4.68)

Weighted average number of common shares outstanding, basic and diluted	3,971	3,697	3,890	3,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Redeemable
	Series B	Series C	Series D	Common Stock
	Preferred	Preferred	Preferred
	Stock	Stock	Stock	Shares	Amount

As of September 1, 2002	$5,400	$4,097		$3,855	$39
Issuance of Series C preferred stock		3,000
Conversion of Series B and Series C preferred stock and debt to Series D preferred stock	(5,400)	(7,097)	14,280
Issuance of common stock				217	2
Cancellation of treasury stock				(54)	(1)

As of May 31, 2003	$—	$—	$14,280	4,018	$40

			Other	Retained
	Additional		Comprehensive	Earnings	Total
	Paid-In	Treasury	Accumulated	(Accumulated	Stockholders'
	Capital	Stock	Loss	Deficit)	Equity

As of September 1, 2002	$79,447	$(1,393)	$(2,050)	$(76,923)	$3,217
Issuance of Series C preferred stock					3,000
Conversion of Series B and Series C preferred stock and debt to Series D preferred stock					7,183
Issuance of common stock	1,419				1,421
Other comprehensive income (loss)			2,050		2,050
Preferred dividends				(828)	(828)
Cancellation of treasury stock	(1,392)	1,393			—
Net loss				(10,945)	(10,945)

As of May 31, 2003	$79,474	$—	$—	$(88,696)	$5,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	May 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,945)	$(16,765)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative effect of accounting change		2,620
Provision for bad debts	416	248
Depreciation and amortization	3,563	4,337
Equity in (earnings) losses of affiliated companies	153	2,034
Dividends received from affiliated company	122	122
Gain (loss) on dispositions of investments and valuation adjustments	2,682	(492)
Net change in value of certain derivative instruments	1,708	3,305
Loss on issuance of shares by affiliate	2,339
Deferred income taxes		(7,749)
Change in operating assets and liabilities:
Accounts receivable	800	14,901
Inventories	511	(12)
Prepaid costs and expenses	(482)	1,335
Accounts payable and accrued expenses	(3,707)	(5,727)
Other long-term liabilities	(572)	(1,159)

Net cash used in continuing operations	(3,412)	(3,002)
Net cash provided by (used in) discontinued operations	106	(168)

Net cash used in operating activities	(3,306)	(3,170)

Cash flows from investing activities:
Capital expenditures	(216)	(342)
Proceeds on sale of investments	11,885	16,803
Investment in affiliated companies		(455)
Decrease (increase) in other assets	(551)	(106)

Net cash provided by continuing operation investing activities	11,118	15,900
Net cash used in discontinued operation investing activities	(5)	(153)

Net cash provided by investing activities	11,113	15,747

Cash flows from financing activities:
Borrowings from revolving lines of credit	175	20,750
Repayments on revolving lines of credit		(15,350)
Repayments on long-term debt	(10,000)	(19,743)
Debt issue costs	(992)	(220)
Issuance of preferred stock	3,000	2,400
Issuance of common stock		350

Net cash used in financing activities	(7,817)	(11,813)

Net increase (decrease) in cash and cash equivalents	(10)	764
Cash and cash equivalents, beginning of period	397	(1,051)

Cash and cash equivalents, end of period	$387	$(287)

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

On December 17, 1999, Bull Run Corporation (“Bull Run”) acquired the stock of Host Communications, Inc. (“Host” or “Host Communications”), Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. not previously owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition”). All operations of the acquired entities are now combined under Host.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries (collectively, unless the context otherwise requires, the “Company”), after elimination of intercompany accounts and transactions.

Change in Fiscal Year – In 2002, the Company changed its fiscal year end from June 30 to August 31, and filed with the U.S. Securities and Exchange Commission a Form 10-Q for the transition period July 1, 2002 to August 31, 2002. Condensed consolidated operating results and cash flows for the quarterly and nine-month period ended May 31, 2002 are presented herein for comparative purposes.

Discontinued Operation – On September 29, 2000, the Company consummated the sale of the inventories, property and equipment and intangible assets of Datasouth Computer Corporation (“Datasouth”), a wholly owned subsidiary, for cash and an installment note payable. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. To the extent actual proceeds ultimately received on the sale differ from estimates that are reported as of August 31, 2002, such differences will be reported as discontinued operations in future periods. Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

Stock-Based Compensation – In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s consolidated financial statements. However, the Company has modified its disclosures as required.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (dollar amounts in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net loss available to common stockholders, as reported	$(4,947)	$(7,517)	$(11,773)	$(17,073)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(157)	(109)	(470)	(327)

Net loss available to common stockholders, pro forma	$(5,104)	$(7,626)	$(12,243)	$(17,400)

Net loss per common share:
Basic and diluted, as reported	$(1.25)	$(2.03)	$(3.03)	$(4.68)

Basic and diluted, pro forma	$(1.29)	$(2.06)	$(3.15)	$(4.77)

Risk free interest rates	5.15%	5.17%	5.15%	5.17%
Dividend yields	0.00%	0.00%	0.00%	0.00%
Expected volatility rates	0.48	0.48	0.48	0.48
Weighted average expected life of the options	7.3	7.3	7.3	7.3

The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Implementation of Other New Accounting Principles – In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of this new standard did not have a material impact on the results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for fiscal years beginning after May 15, 2002. For most companies, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.

Previously, in each of the current fiscal year and for the year ended August 31, 2002, Gray Television, Inc. (“Gray”), a company in which Bull Run has a significant investment (refer to Note 3), recorded an extraordinary charge in connection with an early extinguishment of debt. Since Bull Run accounts for its investment in Gray using the equity method, Bull Run reported its proportionate share of each of Gray’s extraordinary losses as an extraordinary charge, net of tax, in its financial statements. Gray adopted SFAS 145 in its first quarter ended March 31, 2003, and accordingly, reclassified each of its losses on its early extinguishment of debt from an extraordinary charge to income from continuing operations. Therefore, Bull Run has reclassified its proportionate share of such losses, amounting to $(406,000) and

$(950,000) in the nine months ended May 31, 2003 and 2002, respectively, to continuing operations as a component of “Equity in earnings (losses) of affiliates.” The related income tax benefit of $323,000 in the nine months ended May 31, 2002 was reclassified to “Income tax benefit.” There was no income tax benefit recorded for the proportionate share of the loss in the nine months ended May 31, 2003.

2. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Interest paid	$6,453	$7,823
Income taxes paid (recovered)	$58	$(374)
Noncash investing and financing activities:
Issuance of common stock primarily in connection with debt issuance costs	$1,127	$384
Issuance of common stock to a retirement plan and as a component of directors’ fees	$248
Conversion of subordinated debt to Series D convertible preferred stock	$1,783

3. INVESTMENT IN AFFILIATED COMPANIES

The Company’s investment in affiliated companies is comprised of the following (dollar amounts in 000’s):

	May 31, 2003		August 31, 2002

	Amount	Voting %	Amount	Voting %

Gray Television, Inc.	$17,120	18.0%	$19,102	26.1%
Rawlings Sporting Goods Company, Inc.			4,377	10.1%
iHigh, Inc.	904	35.1%	1,534	35.1%

	$18,024		$25,013

The Company accounts for its investments in Gray and iHigh, Inc. (“iHigh”) using the equity method. Gray’s two classes of common stock are publicly traded on the New York Stock Exchange under the symbols “GTN.A” and “GTN”. The Company accounted for its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) as an “available-for-sale” marketable security until it was sold in its entirety in December 2002. As a result, the Company’s carrying value of its investment in Rawlings was based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and was included as a component of “Investment in affiliated companies.” The cash proceeds on the December 2002 sale of the Company’s investment in Rawlings of $6,764,000 were used to reduce the Company’s bank debt. A loss on the Rawlings investment of $1,032,000 that had been previously reported as “Other comprehensive accumulated loss” (a component of the Company’s stockholders’ equity) was expensed in the nine months ended May 31, 2003, and reported as an investment valuation adjustment in the Company’s results of operations.

In October 2002, Gray completed a public offering of 30 million shares of its common stock for net proceeds of approximately $231 million, and in November 2002, Gray issued 4.5 million additional shares for additional proceeds of approximately $35 million. Such cumulative proceeds were used in part by Gray to finance an October 2002 acquisition of a company that owns television stations, and finance an acquisition of an additional television station in December 2002. As a result of these transactions by Gray, the Company’s ownership of Gray’s outstanding common stock was reduced from 12.9% to 4.0%, representing a decline in the Company’s voting power in Gray from 26.1% to 18.0%. Since Gray’s net proceeds per share of issued common stock was an amount which was less than the Company’s carrying value per share of Gray common stock owned prior to such transactions, a loss of $2,339,000 on the issuance of shares by Gray was reported by the Company in the nine months ended March 31, 2003. Certain executive officers of Gray and certain directors of Gray are also executive officers and directors of the Company; therefore the Company will continue to account for its investment in Gray under the equity method subsequent to the issuance of shares by Gray, despite the dilution of the Company’s voting power to less than 20%, since the Company continues to have significant influence in Gray.

The Company has a receivable due from iHigh, net of reserve, amounting to $1,619,000 as of May 31, 2003, reported as a component of “Other assets” in the Company’s balance sheet. In the three months and nine months ended May 31, 2003, a $1,650,000 investment valuation charge was reported by the Company to reduce the combined receivable and related investment in iHigh to estimated net realizable value. Amounts due from iHigh were previously reported as a component of “Accounts receivable”. In April 2003, the Company sold all of its warrants to acquire Gray common stock to Gray for cash of $5,121,000. The sales price was based on an independent appraisal of the warrants. The value of the warrants was previously reported as a component of “Other assets” in the Company’s balance sheet.

The aggregate operating results of Gray and iHigh, affiliated companies in which the Company’s investments are accounted for using the equity method, were as follows (amounts in 000’s):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net revenue	$76,762	$43,940	$209,796	$123,333
Income from operations	21,524	12,662	55,150	23,206
Net income (loss)	6,148	3,287	9,769	(40,552)

The Company had a $2,620,000 charge for the cumulative effect of accounting change in the nine months ended May 31, 2002, representing its proportionate share of a cumulative effect adjustment reported by Gray. During this prior year period, Gray adopted FASB Statement No. 142 and thereby reduced certain of its previously unamortized goodwill and purchased intangibles resulting in a $30.6 million charge, net of tax.

4. LONG-TERM DEBT

As amended in October 2002, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $63,932,000 as of May 31, 2003, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, currently requiring minimum aggregate principal payments of $5,000,000 by July 15, 2003, with all amounts outstanding under the Term Loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for borrowings of up to $20,000,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. In order to facilitate the funding of the $5,000,000 principal payment obligation due by July 15, 2003, the Company intends to issue an interest-bearing short-term subordinated note or notes to an affiliate or affiliates of the Company, having an aggregate face value of $5,000,000.

The Company currently anticipates that its operations through September 2003 will experience negative cash flow. The Company is currently pursuing potential remedies to deal with its debt obligations coming due and with the cash required by its operations. The Company expects to negotiate the terms of a long-term refinancing or extension of the credit facility for execution prior to the current facility’s maturity date of September 30, 2003. Although the Company believes that it will be successful in negotiating a long-term refinancing or extension of the credit facility, there is no assurance that it will be able to do so. Other remedies include (a) the sale of certain investment and/or operating assets of the Company; (b) the issuance and sale of equity securities of the Company, which may include the Company’s preferred stock; (c) the issuance of subordinated debt; or (d) a combination thereof. The ability to use proceeds from the sale of investment assets for purposes other than reduction of bank debt requires the consent of all parties to the Company’s bank credit agreement. The Company’s bank credit agreement does provide the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to $5,403,000 without requiring an associated reduction in its outstanding debt to the banks. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a necessary time frame, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it has viable options available to it to satisfactorily address its current working capital deficiency.

Since all amounts outstanding under the bank credit agreement are due and payable by the September 30, 2003 maturity date, all such amounts are classified as a current liability in the Company’s May 31, 2003 balance sheet.

Interest on amounts borrowed from the banks is payable monthly. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of May 31, 2003 and August 31, 2002, borrowings of $63,932,000 and $73,932,000 were outstanding under the Term Loans, respectively, borrowings of $20,000,000 and $19,825,000, respectively, were outstanding under the Revolver. As of May 31, 2003, all borrowings under the bank credit agreement were subject to an interest rate of 4.75%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of a minimum amount of net worth at all times, and maintenance of minimum profitability thresholds determined quarterly beginning November 30, 2002. The Company complied with all such financial covenants during the periods ended November 30, 2002, February 28, 2003 and May 31, 2003. All debt outstanding under the bank credit agreement is collateralized by all of the Company’s assets, including all of its investments in affiliated companies.

In connection with the Company’s bank credit facilities, the Company’s Chairman entered into a guarantee agreement in favor of the banks, for which he receives compensation from the Company from time to time in the form of restricted shares of the Company’s common stock. The agreement provides for the Chairman’s personal guarantee of up to $81.5 million of the Company’s outstanding bank debt. The guaranteed amount reduces dollar for dollar, subject to certain limitations, as the aggregate outstanding amount under the Term Loans is reduced. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby become the holder of the Company’s debt currently payable to the banks as a secured creditor. During the nine months ended May 31, 2003, the Company issued 158,053 restricted shares of its common stock, then valued at $1,127,000, to the Company’s Chairman as compensation for his guarantee.

In connection with the Host-USA Acquisition, the Company currently has outstanding 8% subordinated notes having an aggregate face amount of $16,709,000. Interest is payable quarterly and the notes mature beginning in 2005. The Company also has 9% subordinated notes having an aggregate outstanding balance of $590,000 due in March 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

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

5. INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rates are nondeductible amortization of acquisition intangible assets and state income taxes, and for the nine months ended May 31, 2003, a $3,500,000 increase in the valuation allowance for potentially non-realizable deferred tax assets.

6. STOCKHOLDERS’ EQUITY

On May 15, 2003, the Company completed a 1-for-10 reverse split of its common stock and reduced the total number of authorized common shares from 100,000,000 shares to 25,000,000 shares. All applicable share and per share data have been adjusted to give effect to the reverse stock split. Certain prior period amounts included in “Stockholders’ equity” have likewise been reclassified for comparative purposes.

In September 2002, the Company’s Chairman invested $3,000,000 for 3,000 shares of the Company’s series C convertible preferred stock (“Series C Preferred Stock”) having an aggregate face amount of $3,000,000, which was used by the Company for working capital purposes.

In May 2003, all holders of the Company’s redeemable series B convertible preferred stock (“Series B Preferred Stock”), consisting of companies in which the Company’s chairman is an executive officer and a principal stockholder in either the company or the controlling parent of such company, and the holder of the Series C Preferred Stock, converted all outstanding shares of Series B and Series C Preferred Stock to a like number of shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”). Terms of the Series D Preferred Stock are identical to the terms of the Series C Preferred Stock except for an adjustment in the conversion ratio caused by the reverse stock split. Terms of the Series D Preferred Stock are virtually identical to the terms of Series B Preferred Stock, except for the same adjustment in the conversion ratio, and except that shares of Series D Preferred Stock are not mandatorily redeemable by the Company (as provided under the terms of the Series B Preferred Stock), but like Series B Preferred Stock, shares of the Series D Preferred Stock may be redeemed at any time by the Company solely at the Company’s option.

Each share of the Series D Preferred Stock is convertible at the holder’s option into 100 shares of the Company’s common stock beginning two years after the date of issuance (or alternative date associated with the original issuance of a previous series of preferred stock). The holder of Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance of the preferred stock (or such alternative date as may be applicable), the Company may, at its option, pay such dividends in cash or in shares of the Company’s common stock. The Company has an option to redeem shares of Series D Preferred Stock at any time, but does not currently have the intent or ability to do so. The liquidation and redemption price of the preferred stock is $1,000 per share.

Also in May 2003, a director of the Company and his spouse holding 8% subordinated notes representing an aggregate face amount of $1,783,000 converted their notes to 1,783 shares of the Company’s Series D Preferred Stock.

7. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (amounts in 000’s):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net loss	$(4,659)	$(7,396)	$(10,945)	$(16,764)
Other comprehensive loss:
Change in the valuation of available-for-sale investments, net of deferred tax			2,050

Comprehensive income (loss)	$(4,659)	$(7,396)	$(8,895)	$(16,764)

The change in the valuation of available-for-sale investments results from the accounting for the Company’s investment in Rawlings as an “available-for-sale” marketable security. Changes in the market value of the Company’s investment in Rawlings common stock, as determined by the closing price per share of Rawlings common stock quoted on the Nasdaq Stock Market as of the beginning and end of each fiscal period, resulted in comprehensive income or loss until December 2002, when the investment was sold. During the nine months ended May 31, 2003, $1,032,000 of the unrealized loss on the Rawlings investment that had been previously reported as “other comprehensive accumulated loss” was expensed, and included as a component of the net loss for that period.

8. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (amounts in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Loss before cumulative effect adjustment	$(4,659)	$(7,396)	$(10,945)	$(14,144)
Preferred dividends	(288)	(121)	(828)	(309)

Loss available to common stockholders before cumulative effect adjustment	(4,947)	(7,517)	(11,773)	(14,453)
Cumulative effect adjustment				(2,620)

Net loss available to common stockholders	$(4,947)	$(7,517)	$(11,773)	$(17,073)

Weighted average number of common shares outstanding for basic earnings (loss) per share	3,971	3,697	3,890	3,648
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted earnings (loss) per share	3,971	3,697	3,890	3,648

Loss per share (basic and diluted):
Loss available to common stockholders before cumulative effect adjustment	$(1.25)	$(2.03)	$(3.03)	$(3.96)
Cumulative effect adjustment				(0.72)

Net loss available to common stockholders	$(1.25)	$(2.03)	$(3.03)	$(4.68)

For each period presented, the Company incurred a loss available to common stockholders before cumulative effect adjustment. As a result, common shares related to outstanding stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share as they would have an antidilutive effect for the periods. The effects of convertible preferred stock that could potentially dilute basic earnings per share in the future were likewise not included in the computation of diluted earnings per share as they would likewise have an antidilutive effect for the periods. The number of common stock equivalents excluded from diluted earnings per share because of their antidilutive effect (comprised solely of “in-the-money” stock options) are as follows (amounts in 000’s):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Common stock equivalents excluded from diluted loss per share	19	97	50	105

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

Information for each of the Company’s segments is presented below (amounts in 000’s):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net revenues:
Collegiate Marketing and Production Services	$12,322	$24,551	$49,340	$71,638
Affinity Events	3,688	5,420	6,040	9,616
Affinity Management Services	2,144	2,445	6,242	10,902
Consulting			5,267	7

	$18,154	$32,416	$66,889	$92,163

Operating income (loss):
Collegiate Marketing and Production Services	$45	$(4,271)	$2,694	$(2,988)
Affinity Events	(528)	(264)	(3,277)	(3,485)
Affinity Management Services	385	219	1,061	805
Consulting			5,267	7
Amortization of acquisition intangibles	(304)	(311)	(912)	(968)
Unallocated general and administrative costs	(336)	(442)	(1,023)	(1,522)

	$(738)	$(5,069)	$3,810	$(8,151)

In the nine months ended May 31, 2003, the Company realized $4,810,000 of previously deferred consulting fee income in connection with services provided to Gray in connection with Gray’s acquisition of a company that owns television stations. The Company also defers the recognition of consulting income on a portion of fees received from Gray, due to the Company’s ownership interest in Gray. When the Company’s percentage ownership in Gray decreases, a proportionate amount of the previously deferred income is reported as income. As a result of the dilution in the Company’s investment in Gray resulting from Gray’s issuance of its common stock, previously deferred consulting fee income of $457,000 was realized in the nine months ended May 31, 2003.

As further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, certain of the Company’s contractual relationships changed effective September 1, 2002, which resulted in a significant decrease of revenues and direct operating costs in the Collegiate Marketing and Production Services segment subsequent to that date. These changes also had a favorable impact on the operating results of the segment for the three and nine months ended May 31, 2003.

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

The Company also has significant investments in two other companies, Gray Television, Inc. (“Gray”), the owner and operator of 29 television stations, four newspapers and other communications businesses; and iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. The Company sold its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment, in December 2002. The Company has provided consulting services to Gray in connection with certain of Gray’s acquisitions and dispositions.

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

In September 2002, the Company changed its fiscal year end from June 30 to a new fiscal year end of August 31. As a result of this change, the Company’s quarterly reporting periods are, subsequent to the transition period from July 1, 2002 to August 31, 2002, comprised of three calendar months ending November 30, February 28 (or 29), May 31 and August 31.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the Board of the Company, is Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stock representing approximately 31.0% of the combined voting power of Gray’s two classes of common stock as of May 31, 2003. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stock representing approximately 20.2% of the combined voting power of Gray’s two classes of common stock as of May 31, 2003. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stock representing approximately 23.3% of the combined voting power of Gray’s two classes of common stock as of May 31, 2003. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages includes the Company’s beneficial ownership of approximately 17.2% of the combined voting power of Gray’s two classes of common stock as of May 31, 2003. Beneficial ownership percentages noted above include warrants and options to acquire shares of Gray common stock that were exercisable on, or within 60 days after, May 31, 2003.

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

Goodwill and Other Intangible Assets –
Effective July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“FAS 142”) which prescribes the Company’s accounting for goodwill and certain other intangible assets acquired in the Host-USA Acquisition. In accordance with FAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if impairment in value has occurred. As of June 30, 2002, the Company accelerated amortization of $6,582,000 of its customer base intangible asset, due to a significant change in a certain underlying customer relationship. The remaining carrying value assigned to this specific customer relationship is being amortized on a straight-line basis through August 31, 2004, resulting in amortization expense during that period of approximately $536,000 per year. Other customer relationships are being amortized over a 16-year average life, at a rate of approximately $680,000 per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method. Goodwill and intangible assets, net of accumulated amortization, were $74,224,000 as of May 31, 2003 and $74,861,000 as of August 31, 2002, of which, goodwill was $57,862,000 as of both dates. A significant portion of the goodwill and other intangible assets is associated with business units acquired from USA in the Host-USA Acquisition. In connection with a legal claim made by the Company, a study is being performed by an independent party to assess the value of these business units. The results of this study will be considered in the Company’s future assessments of goodwill and other intangible assets, and may impact the carrying amount of goodwill and other intangible assets in future reporting periods.

The carrying value of the Company’s investment in Gray of $17,120,000 as of May 31, 2003 is largely dependent on Gray’s continuing assessment of the value of Gray’s goodwill, broadcast licenses, network affiliation agreements and other intangible assets. Impairment in Gray’s carrying value of its intangible assets could have a significant impact on the Company’s carrying value of its investment in Gray.

Deferred Income Taxes –
Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of May 31, 2003 the Company has a net deferred tax asset of $20,302,000, primarily due to a net operating loss carryforward for federal tax purposes that expires beginning in 2017, net of a valuation allowance of approximately $6,625,000. The Company believes it will generate adequate taxable income from operations and/or the sale or other disposition of appreciated investment assets in an amount sufficient to realize the deferred tax asset.

Derivative Instruments and Hedging Activities –
The Company reports the value of certain derivative instruments (i.e., warrants to purchase additional shares of Gray common stock, all of which were sold in April 2003, and interest rate swap agreements) on the balance sheet at fair value pursuant to Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”). The fair value of derivative instruments of $(2,378,000) and $4,451,000 as of May 31, 2003 and August 31, 2002, respectively, is included in the Company’s balance sheet as a component of “Other assets.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in FAS 133 for hedge accounting (and none of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment) are included in the earnings (losses) reported for the period of the change. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements and prior to their disposal in April 2003, estimated the fair value of the warrants based on independent appraisals received on a quarterly basis.

Valuation of Investments in Affiliated Companies –
The Company accounts for its investments in Gray and iHigh, and until December 31, 2001, Rawlings, by the equity method. If management determines that the carrying value of investments accounted for by the equity method become permanently impaired in whole or in part, the estimated amount of the permanent impairment would be charged to the earnings (losses) reported for the period in which that determination was made. Management has made such permanent impairment determinations in prior years, and accordingly in the period of such determination, the Company reduced the carrying value of the investment and reported an associated charge in its Statement of Operations. Effective December 31, 2001, the Company began accounting for its investment in Rawlings as an “available-for-sale” marketable security. As a result, the Company’s carrying value of its investment in Rawlings was based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market, and was reported on the balance sheet as a component of “Investment in affiliated companies” prior to the investment’s sale in December 2002. In the nine months ended May 31, 2003, a portion of the unrealized loss on the Rawlings investment that had been previously reported as “Other comprehensive accumulated loss” (a component of “Stockholders’ equity”) was expensed, resulting in an investment valuation charge of $1,032,000.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –
As of May 31, 2003, the Company’s indebtedness to its bank lenders was $83,932,000. Under an amended and restated credit agreement dated October 11, 2002, the Company and its bank lenders amended the Company’s bank credit agreement to modify borrowing capacity restrictions, revise certain financial covenants, provide for certain scheduled principal payments, revise the maturity date of the obligations under the bank credit facility to September 30, 2003, and reduce the interest rate charged on outstanding borrowings, among other changes. Under the amended agreement, the Company is required to make scheduled payments on its term loans of at least $5,000,000 by each of January 15, 2003, April 15, 2003 and July 15, 2003. The amended agreement also requires the Company to maintain a minimum net worth amount at all times and requires the maintenance of minimum profitability thresholds determined quarterly, beginning November 30, 2002. In December 2002, the Company sold its investment in Rawlings and used the proceeds to make principal payments of $6,764,000. In April 2003, the Company sold its investment in warrants for Gray common stock, resulting in proceeds of $5,121,000, of which, $3,233,000 was used to a make a principal payment. As a result, the Company met the requirement to make aggregate principal payments of at least $5,000,000 by each of January 15, 2003 and April 15, 2003. In order to facilitate the funding of the $5,000,000 principal payment obligation due by July 15, 2003, the Company intends to issue an interest-bearing short-term subordinated note or notes to an affiliate or affiliates of the Company, having an aggregate face value of $5,000,000.

The Company currently anticipates that its operations through September 2003 will experience negative cash flow. The Company is currently pursuing potential remedies to deal with its debt obligations coming due and with the cash required by its operations. The Company expects to negotiate the terms of a long-term refinancing or extension of the credit facility for execution prior to the current facility’s maturity date of September 30, 2003. Although the Company believes that it will be successful in negotiating a long-term refinancing or extension of the credit facility, there is no assurance that it will be able to do so. Other remedies include (a) the sale of certain investment and/or operating assets of the Company; (b) the issuance and sale of equity securities of the Company, which may include the Company’s preferred stock; (c) the issuance of subordinated debt; or (d) a combination thereof. The ability to use proceeds from the sale of investment assets for purposes other than reduction of bank debt requires the consent of all parties to the Company’s bank credit agreement. The Company’s bank credit agreement does provide the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to $5,403,000 without requiring an associated reduction in its outstanding debt to the banks. Although there is no assurance that the Company will be able to effect the foregoing potential transactions or generate sufficient cash from these potential transactions within a necessary time frame, on the basis of preliminary discussions with third parties, including affiliates, with whom such transactions may be consummated, the Company believes that it has viable options available to it to satisfactorily address its current working capital deficiency.

Since all amounts outstanding under the bank credit agreement are due and payable by the September 30, 2003 maturity date, all such amounts are classified as a current liability in the Company’s May 31, 2003 balance sheet.

The Company’s credit agreement currently provides for (a) two term loans for borrowings currently totaling $63,932,000, bearing interest at either the banks’ prime rate plus .75% or the London Interbank Offered Rate (“LIBOR”) plus 3.75%, requiring minimum aggregate principal payments as previously described, with all amounts outstanding under the term loans due on September 30, 2003; and (b) a revolving loan commitment (the “Revolver”) for borrowings of up to $20,000,000 until maturity on September 30, 2003, bearing interest at either the banks’ prime rate plus .75% or LIBOR plus 3.75%. Borrowings under the Revolver are allowed to exceed 100% of eligible accounts receivable, however amounts borrowed exceeding such threshold will bear an additional amount of interest at a rate of 2% per annum. As of May 31, 2003, the $20,000,000 borrowing capacity under the Revolver was fully utilized, and no additional borrowing capacity was available. The Company believes that it is in its best interests to maintain the $20,000,000 outstanding balance under the Revolver at all times, due to certain terms of the credit agreement that potentially limit future borrowings under the Revolver. The Company anticipates that it will continue to utilize fully the availability under the Revolver.

In September 2002, the Company’s Chairman invested $3,000,000 for 3,000 shares of Series C convertible preferred stock, which was used by the Company for working capital purposes. Under the terms of the amended credit agreement, up to $12,500,000 in funding for working capital purposes, if necessary, may be provided by the issuance of equity securities, including shares of the Company’s redeemable preferred stock, or by the issuance of subordinated debt. Through May 31, 2003, the Company had received a total of $7,097,000 in cash for working capital purposes from the previously discussed issuances of preferred stock to the Company’s Chairman and his affiliates.

The Company’s Chairman personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to meet its principal payment obligations under the amended credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby become the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The guarantee amount reduces as principal payments are made to the bank lenders on the outstanding term loans.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, having an aggregate face value of $16,709,000 as of May 31, 2003. Interest is payable quarterly, and the notes mature beginning in 2005. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement. During the three months ended May 31, 2003, a director of the Company and his spouse holding 8% subordinated notes representing an aggregate face amount of $1,783,000 converted their notes to shares of the Company’s Series D Preferred Stock.

The Company’s capital expenditures are not expected to exceed $500,000 for the fiscal year ending August 31, 2003.

Historical Cash Flow Information – Summary –
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Cash flows from operating activities:
Continuing operations	$(3,412)	$(3,002)
Discontinued operations	106	(168)
Cash flows from investing activities:
Continuing operation investing activities	11,118	15,900
Discontinued operation investing activities	(5)	(153)
Cash flows from financing activities	(7,817)	(11,813)

Net increase (decrease) in cash and cash equivalents	$(10)	$764

Historical Cash Flow Information – Cash Flows from Operating Activities –
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Operating income (loss)	$3,810	$(8,151)
Depreciation and amortization included in operations	1,815	2,178
Interest expense, net of interest and dividend income	(6,203)	(6,962)
Net change in operating assets and liabilities	(3,034)	9,586
Other changes in operating cash flows	200	347

Total cash flows from continuing operations	(3,412)	(3,002)
Cash flows from discontinued operating activities	106	(168)

Total cash flows from operating activities	$(3,306)	$(3,170)

The Collegiate Marketing and Production Services segment primarily generates revenues during the collegiate football and basketball seasons, which begin in August and end in the following April. In comparison with the same period last year, revenues and direct costs associated with the Collegiate Marketing and Production Services segment are significantly lower due to the termination of Host’s contract with the NCAA on August 31, 2002 (the “Host-NCAA Contract”). In the prior year periods, as a result of the Host-NCAA Contract, the Company generated a significant amount of revenue from NCAA corporate licensing and sponsorship rights and incurred a significant amount of guaranteed rights fee expense. The Affinity Events segment consists primarily of participatory sports tours that generally begin in March and end in September. Therefore, this segment generates a substantial amount of its revenues during the fiscal quarters ending on May 31 and August 31 each year.

Operating income for the nine months ended May 31, 2003 includes consulting fees of $5,267,000, which were received as cash in the year ended August 31, 2002 and reported as deferred revenues at that time. As a result, accounts payable and accrued expenses declined by $3,707,000 during the nine months ended May 31, 2003, which were offset by a decrease in accounts receivable of $1,216,000 during the same period. Therefore, the total cash flow from operating activities for the nine months ended May 31, 2003, was significantly affected by the net change in operating assets and liabilities of $(3,034,000) and interest expense, which combined, exceeded operating income before non-cash depreciation and amortization expense. The Company’s total cash flows from continuing operations for the nine months ended May 31, 2002 was unfavorably affected by interest expense and the Company’s operating loss before depreciation and amortization expense, which greatly exceeded the net change in operating assets and liabilities. Operating income provided by Host Communications, Bull Run’s wholly-owned operating company, improved by approximately $5,800,000 for the nine months ended May 31, 2003 compared to the same period in the prior year, on total revenues of $61,622,000 compared to $92,156,000, respectively.

Other changes in operating cash flows for the nine months ended May 31, 2002 included the income on Gray’s option to purchase the Company’s former investment in Sarkes Tarzian, Inc. (“Tarzian”) of $233,000. Gray exercised the option in December 2001 and no additional option income was recognized subsequent to exercise.

Historical Cash Flow Information – Cash Flows from Investing Activities
The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Capital expenditures	$(216)	$(342)
Proceeds from sale of investments, net	11,885	16,803
Decrease (increase) in other assets	(551)	(561)

Total cash flows from continuing operation investing activities	11,118	15,900
Cash flows from discontinued operation investing activities	(5)	(153)

Total cash flows from investing activities	$11,113	$15,747

In the nine months ended May 31, 2003, the Company sold all of its shares of Rawlings common stock to an unrelated company for $6,764,000 and sold all of its warrants for Gray common stock to Gray for $5,121,000. In the nine months ended May 31, 2002, the Company sold all of its remaining shares of Gray preferred stock to a company affiliated with the Company’s Chairman for cash of $6,803,000, and sold its investment in Tarzian to Gray for $10,000,000.

Historical Cash Flow Information – Cash Flows from Financing Activities
The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Net borrowings (repayments) on revolving line of credit	$175	$5,400
Net proceeds (repayments) on long-term debt	(10,000)	(19,743)
Proceeds on issuance of preferred and common stocks	3,000	2,750
Debt issue costs	(992)	(220)

Total cash flows from financing activities	$(7,817)	$(11,813)

In the nine months ended May 31, 2003, the Company reduced its long-term debt by $10,000,000 with the proceeds from the sale of its investment in Rawlings and warrants for Gray common stock. In the nine months ended May 31, 2002, the Company reduced its long-term debt by $19,743,000 in part with the proceeds from the sale of Gray preferred stock, the proceeds received from Gray on Gray’s exercise of its option to purchase the Company’s investment in Tarzian, and proceeds received on the issuance of the Company’s preferred stock.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s contractual obligations as of May 31, 2003 (amounts in 000’s):

	Payments Due by Period as of May 31, 2003

		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years

Long-term debt obligations	$101,231	$84,522	$16,709	$	$
Operating lease obligations	5,519	1,971	2,678	545	325
Purchase obligations	36,269	15,207	20,212	850

Total	$143,019	$101,700	$39,599	$1,395	$325

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under multi-year contractual arrangements.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 31, 2002

Results Derived from Operating Businesses –
Total revenues for the three months ended May 31, 2003 and 2002 are summarized as follows (amounts in 000’s):

	Three Months Ended
	May 31,

	2003	2002

Collegiate Marketing and Production Services	$12,322	$24,551
Affinity Events	3,688	5,420
Affinity Management Services	2,144	2,445

	$18,154	$32,416

In the three months ended May 31, 2003, total revenues for the Collegiate Marketing and Production Services segment declined by $12,229,000 from the three months ended May 31, 2002 as the segment continued to be impacted by the termination of most of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. As previously reported, the Host-NCAA Contract expired on August 31, 2002 and, given what the Company believes to be the strong preference of NCAA corporate sponsors for multi-year renewable commitments, it was very difficult for the Company in the final year of the Host-NCAA Contract to attract and sign new NCAA corporate sponsors or replace NCAA corporate sponsors whose contracts had expired. In the three months ended May 31, 2002, the Company recognized revenues of approximately $14,750,000 in connection with NCAA corporate sponsorships. No such revenue was recognized in the three months ended May 31, 2003. The Company anticipates that this segment will continue to experience total revenues that are lower than total segment revenues for periods prior to June 30, 2002 and that direct operating costs of services rendered will continue to be lower than those of periods prior to June 30, 2002 due to a significant reduction in guaranteed rights fees that were incurred in prior years to acquire such licensing rights.

Total revenues in the Affinity Events segment declined due to the elimination of certain non-profitable tours and events prior to the current fiscal year.

Total revenues for the Affinity Management Services segment declined due to the termination of certain contracts prior to the current fiscal year, which also resulted in a decrease in the Company’s direct operating costs.

Total operating costs and expenses for the three months ended May 31, 2003 and 2002 are summarized as follows (amounts in 000’s):

	Three Months Ended
	May 31,

	2003	2002

Direct operating costs of services rendered	$11,873	$29,404
Selling, general and administrative	6,715	7,770
Amortization of acquisition intangibles	304	311

	$18,892	$37,485

Direct operating costs of services rendered decreased for the three months ended May 31, 2003 from the same period in the prior year due to (a) the elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to approximately $13,500,000 for the three months ended May 31, 2002, plus (b) decreases in other rights fees and profit split expenses of $2,800,000. As noted above, the Company anticipates that direct operating costs will be significantly lower subsequent to June 30, 2002 than in the previous year due to the termination of the Host-NCAA Contract and the elimination of non-profitable tours and events.

Selling, general and administrative costs declined for the three months ended May 31 2003 from the prior fiscal year due primarily to a reduction in the Company’s workforce. During the prior fiscal year, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were $3,773,000 for the three months ended May 31, 2003 compared to $4,365,000 for the same period in the prior year.

Operating income (loss) for the three months ended May 31, 2003 and 2002 is summarized as follows (amounts in 000’s):

	Three Months Ended
	May 31,

	2003	2002

Collegiate Marketing and Production Services	$45	$(4,271)
Affinity Events	(528)	(264)
Affinity Management Services	385	219
Amortization of acquisition intangibles	(304)	(311)
Unallocated general and administrative costs	(336)	(442)

	$(738)	$(5,069)

Results Derived from Investments and Derivative Instruments –
Equity in earnings (losses) of affiliated companies, totaling $40,000 for the three months ended May 31, 2003 and $(200,000) for the three months ended May 31, 2002 included the Company’s proportionate share of the earnings or losses of Gray and iHigh.

In the three months ended May 31, 2003, the Company reduced its combined receivable and related investment in iHigh to estimated net realizable value, resulting in an investment valuation charge of $1,650,000.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $155,000 for the three months ended May 31, 2003 primarily due to an increase in the value of the interest rate swap agreement; and $(446,000) for the three months ended May 31, 2002, due to a decrease in the value of the warrants, less an increase in the value of the interest rate swap agreements.

Interest Expense and Debt Related Costs –
Interest expense decreased to $1,882,000 for the three months ended May 31, 2003 from $2,267,000 for the same period in the prior year, as a result of (a) a reduction in variable interest rates in effect during the period and (b) lower amounts outstanding under the Term Loans in the current year, net of (c) higher average amounts outstanding under the Revolver in the current year; and (d) amortization in the prior year period of a gain on a modification in an interest rate swap agreement that terminated in December 2002.

Debt issue cost amortization was $585,000 and $648,000 for the three months ended May 31, 2003 and 2002, respectively. Debt issue costs consist of (a) amounts paid in connection with obtaining bank financing amortized over the remaining term of the bank credit facility; and (b) the value of shares of the Company’s common stock issued to the Company’s Chairman to compensate him for his personal guarantee of the Company’s debt under its bank credit agreement. The value of the shares issued is amortized over the period for which the shares provide compensation, and $348,000 and $352,000 of such amortization is included in debt issue cost amortization for the three months ended May 31, 2003 and 2002, respectively.

Income Taxes –
The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible intangibles amortization expense, state income taxes and, for the three months ended May 31, 2003, a change in the amount of a valuation allowance for potentially non-realizable deferred tax assets.

RESULTS OF CONTINUING OPERATIONS – NINE MONTHS ENDED MAY 31, 2003 COMPARED TO NINE MONTHS ENDED MAY 31, 2002

Results Derived from Operating Businesses –
Total revenues for the nine months ended May 31, 2003 and 2002 are summarized as follows (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Collegiate Marketing and Production Services	$49,340	$71,638
Affinity Events	6,040	9,616
Affinity Management Services	6,242	10,902
Consulting	5,267	7

	$66,889	$92,163

In the nine months ended May 31, 2003, total revenues for the Collegiate Marketing and Production Services segment declined by $22,298,000 from the nine months ended May 31, 2002 as the segment continued to be impacted by the termination of most of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. In the nine months ended May 31, 2002, the Company recognized revenues of approximately $25,200,000 in connection with NCAA corporate sponsorships. No such revenue was recognized in the nine months ended May 31, 2003. Refer to the paragraph under the heading “Results of Continuing Operations – Three Months Ended May 31, 2003 Compared To Three Months Ended May 31, 2002 – Results Derived From Operating Business” for a discussion on the impact of the Host-NCAA Contract expiration, and the resulting decline in total revenues in comparison with prior fiscal periods.

Total revenues in the Affinity Events segment declined due to the elimination of certain non-profitable tours and events prior to the current fiscal year. The tours and events currently operated within the Affinity Events segment generally take place during the months of March through September; therefore, this segment would generally be expected to produce the vast majority of its revenue during the fiscal quarters ended May 31 and August 31.

Total revenues for the Affinity Management Services segment declined due to the termination of certain contracts prior to the current fiscal year, which also resulted in a decrease in the Company’s direct operating costs.

In the prior fiscal year, the Company received a $5,000,000 consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc. (“Stations”), which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, and in November 2002, Gray issued additional shares of its common stock. These issuances of common stock by Gray resulted in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to 4.0% (representing 18.0% of the voting rights). As a result of these transactions by Gray, the Company recognized deferred consulting fee income of $4,810,000 in the nine months ended May 31, 2003 attributable to Gray’s acquisition of Stations, plus an additional $457,000 of previously deferred consulting fee income as a result of the reduction in the Company’s proportionate ownership of Gray following Gray’s issuances of common stock. The Company does not anticipate receiving any additional consulting fees from Gray in the future. As a result of the Company’s 4.0% equity investment in Gray as of May 31, 2003, approximately 4.0% of consulting fee income on fees charged to Gray in prior years is deferred and will be recognized as income by the Company when Gray chooses to amortize or otherwise reduce the book value of its goodwill, or when the Company’s proportionate ownership of Gray common stock decreases.

Total operating costs and expenses for the nine months ended May 31, 2003 and 2002 are summarized as follows (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Direct operating costs of services rendered	$42,718	$75,954
Selling, general and administrative	19,449	23,392
Amortization of acquisition intangibles	912	968

	$63,079	$100,314

Direct operating costs of services rendered decreased for the nine months ended May 31, 2003 from the same period in the prior year due to (a) the elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to approximately $21,100,000 for the nine months ended May 31, 2002, plus (b) a decrease in events management and other production costs of $3,700,000, plus (c) decreases in other rights fees and profit split expenses of $7,700,000.

Selling, general and administrative costs declined for the nine months ended May 31, 2003 from the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the prior fiscal year, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were $11,536,000 for the nine months ended May 31, 2003 compared to $13,900,000 for the same period in the prior year. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense declined to $721,000 for the nine months ended May 31, 2003 compared to $1,029,000 for the same period in the prior year.

Operating income (loss) for the nine months ended May 31, 2003 and 2002 is summarized as follows (amounts in 000’s):

	Nine Months Ended
	May 31,

	2003	2002

Collegiate Marketing and Production Services	$2,694	$(2,988)
Affinity Events	(3,277)	(3,485)
Affinity Management Services	1,061	805
Consulting	5,267	7
Amortization of acquisition intangibles	(912)	(968)
Unallocated general and administrative costs	(1,023)	(1,522)

	$3,810	$(8,151)

Results Derived from Investments and Derivative Instruments –
Equity in earnings (losses) of affiliated companies, totaling $(153,000) for the nine months ended May 31, 2003 and $(2,034,000) for the nine months ended May 31, 2002 included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) iHigh; and (iii) until December 31, 2001, Rawlings. In the nine months ended May 31, 2003, a portion of the unrealized loss on the Rawlings investment that had been previously reported as “Other comprehensive accumulated loss” (a component of “Stockholders’ equity”) was expensed, resulting in an investment valuation charge of $1,032,000.

In the nine months ended May 31, 2003, the Company reduced its combined receivable and related investment in iHigh to estimated net realizable value, resulting in an investment valuation charge of $1,650,000.

As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying value of its investment in Gray common stock prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss on Gray’s issuance of shares in the nine months ended May 31, 2003 of $2,339,000. In the nine months ended May 31, 2002, the Company sold the remainder of its investment in Gray preferred stocks, resulting in a gain of $3,064,000.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stock and interest rate swap agreements, was $(1,708,000) for the nine months ended May 31, 2003 primarily due to a decrease in the value of warrants, offset by an increase in the value of the interest rate swap agreements; and $(3,305,000) for the nine months ended May 31, 2002, due to a decrease in the value of the warrants and the interest rate swap agreements. The warrants were sold in April 2003 at book value, which was based on an independent appraisal.

The Company had a $2,620,000 charge for the cumulative effect of accounting change in the nine months ended May 31, 2002, representing its proportionate share of a cumulative effect adjustment reported by Gray, due to Gray’s adoption of FASB Statement No. 142 and the resulting reduction in Gray’s previously unamortized goodwill and purchased intangibles.

Interest Expense and Debt Related Costs –
Interest expense decreased to $6,213,000 for the nine months ended May 31, 2003 from $6,963,000 for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization was $1,739,000 and $2,190,000 for the nine months ended May 31, 2003 and 2002, respectively. Debt issue costs consist of (a) amounts paid in connection with obtaining bank financing amortized over the remaining term of the bank credit facility; and (b) the value of shares of the Company’s common stock issued to the Company’s Chairman to compensate him for his personal guarantee of the Company’s debt under its bank credit agreement. The value of the shares issued is amortized over the period for which the shares provide compensation, and approximately $1,062,000 and $1,164,000 of such amortization is included in debt issue cost amortization for the nine months ended May 31, 2003 and 2002, respectively.

Income Taxes –
The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible intangibles amortization expense, state income taxes and, for the nine months ended May 31, 2003, a change in the amount of a valuation allowance for potentially non-realizable deferred tax assets.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements (as described in Note 4 to the Condensed Consolidated Financial Statements) to manage its debt profile.

Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company’s debt profile as of May 31, 2003 and 2002, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $150,000 and $119,000 for the three months ended May 31, 2003 and 2002, respectively, and by $411,000 and $377,000 for the nine months ended May 31, 2003 and 2002, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

The Company holds investments in certain common stocks, and previously held investments in warrants to purchase Gray common stock and Gray preferred stock. The Company is exposed to changes in market values of these investments, some of which are publicly traded common stocks. In the case of the Company’s investment in Gray’s two classes of common stock, where there exists a quoted market price for the publicly-traded securities in which the Company holds investments, the investment is accounted for under the equity method, whereby changes in the quoted market price of the security do not impact the carrying value of the investment. However, fluctuations in market prices of investments could ultimately affect the amounts the Company might realize upon a disposal of some or all of its investments. Based on management’s estimates of the aggregate fair value of the Company’s investments in affiliated companies (as described in Note 3 to the Condensed Consolidated Financial Statements), a 10% change in the aggregate market value of such investments would increase or decrease such aggregate market value by approximately $3,600,000 as of May 31, 2003 and $4,500,000 as of August 31, 2002.

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

Item 4. Controls and Procedures

Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that there were no material weakness in such controls as of May 31, 2003.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls during the quarterly period ended May 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Sarkes Tarzian, Inc. v. Bull Run Corporation and Gray Television, Inc. – In January 1999, the Company acquired shares of Sarkes Tarzian, Inc. (“Tarzian”) common stock, $4.00 par value, (the “Tarzian Shares”) from the Estate of Mary Tarzian (the “Estate”) for $10.0 million. In March 1999, the Company and Gray entered into an option agreement whereby Gray purchased an option to acquire the Tarzian Shares from the Company, and in December 2001, Gray exercised such option, purchasing the Tarzian Shares from the Company for $10.0 million. During the option period, the Company received fees from Gray in the aggregate amount of $3.2 million.

On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarding Tarzian $4.0 million in damages. On June 23, 2003, the Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian Shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The parties have thirty days from the Court’s order in which to appeal. The Company cannot predict when the final resolution of this litigation will occur.

On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. The Company filed an answer to the lawsuit on May 14, 2003. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

Bull Run Corporation v. Ernst & Young, LLP – In January 2002, the Company filed a lawsuit in the State Court of Fulton County, Georgia, against Ernst & Young LLP, as previously reported on the Company’s Form 8-K dated January 8, 2002. In September 2002, the Court ruled that the matter was subject to arbitration. The arbitration hearing has recently been scheduled to begin in September 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation filed May 13, 2003
3.2	Certificate of Amendment to the Articles of Incorporation filed May 30, 2003
99.1	Certifications Pursuant to U.S.C. Section 1350

(b)   Reports on Form 8-K

Form 8-K dated April 15, 2003 related to the Company’s issuance of a press release announcing the Company’s second quarter and fiscal year-to-date financial results.

Form 8-K dated May 15, 2003 related to the Company’s issuance of a press release announcing a 1-for-10 reverse split of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION

Date: July 14, 2003	By:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson
Vice President-Finance, Treasurer and Assistant Secretary

CERTIFICATION

I, Robert S. Prather, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bull Run Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 14, 2003

Signed:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr.
President and Chief Executive Officer

CERTIFICATION

I, Frederick J. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bull Run Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 14, 2003

Signed:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson
Vice President – Finance and Chief Financial Officer