Form 10-K
period 2003-08-31
BULL RUN CORP
filed 2003-12-01
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-9385

BULL RUN CORPORATION

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2458679 (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code (404) 266-8333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.   ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 31, 2003 was $5,329,143 based on the closing price thereof on The Nasdaq Stock Market.

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of October 31, 2003, was 4,339,052.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

BULL RUN CORPORATION

FORM 10-K

for the fiscal year ended August 31, 2003

PART I

Item 1. Business

General

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its sole operating business, Host Communications, Inc. (“Host”), acquired in December 1999 (the “Host-USA Acquisition”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (a 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

The Company formerly held significant investments in other sports, media and marketing companies, including Gray Television, Inc. (“Gray”), the owner and operator of 29 television stations, four newspapers and other communications businesses, and Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment. The Company currently owns 35.1% of the outstanding common stock of iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. The Company sold its investments in Gray (representing approximately 4.0% of Gray’s outstanding common stock and warrants to purchase additional shares of Gray common stocks) and Rawlings (representing approximately 10.1% of Rawlings’ outstanding common stock) during the fiscal year ended August 31, 2003. The Company has provided consulting services to Gray in connection with certain of Gray’s acquisitions and dispositions. J. Mack Robinson, the Company’s Chairman of the Board, Hilton H. Howell, Jr., the Company’s Vice President, Secretary and a director, and Robert S. Prather, Jr., the Company’s President and Chief Executive Officer and a director, are members of Gray’s board of directors. Mr. Robinson is also Chairman and the Chief Executive Officer of Gray, Mr. Prather is also President and Chief Operating Officer of Gray and Mr. Howell is Vice Chairman of Gray.

The Company changed its fiscal year end from June 30 to a new fiscal year end of August 31, effective August 31, 2002.

For financial information for each of our business segments described below, see Note 20 of the Notes to Consolidated Financial Statements appearing in Item 8 “Financial Statements and Supplemental Data.”

Collegiate Marketing and Production Services Segment

Collegiate Sports – The Company, through Host, provides sports and marketing services for a number of NCAA Division I universities and conferences. The agreements relating to the services rendered by the Company vary by school or conference, but typically provide for some or all of the following: (a) the production of radio and television broadcasts of certain athletic events and coaches’ shows; (b) sale of advertising during radio and television broadcasts of games and coaches’ shows; (c) sale of media advertising and venue signage; (d) sale of “official sponsorship” rights to corporations; (e) publishing, printing and vending of game-day and other programs; (f) creative design of materials; video production; construction and management of Internet web sites; and (g) coaches’ endorsements and pay-per-view telecasts. Institutions and organizations with which the Company has agreements are Boston College, Florida State University, the University of Kentucky, the University of Michigan, Mississippi State University, Purdue University, the University of Tennessee, the University of Texas, the Metro Atlantic Athletic Conference and

the Southeastern Conference. The Company also has marketing rights to the SBC Red River Shootout featuring the University of Texas and University of Oklahoma’s annual football rivalry, and the Lone Star Showdown football game featuring Texas and Texas A&M University.

The Company has published Dave Campbell’s Texas Football Magazine and has had marketing rights to an annual series of football games that features six prominent Texas high school teams. The Company also has partnered with the Texas Radio Network to broadcast and televise key high school championship events.

Contracts with institutions and organizations for marketing and production services are generally three to five years in length and require the Company to pay to the institution or organization: (a) an annual guaranteed rights fee; (b) a percentage of revenues or profits derived from the relationship; or (c) a combination thereof.

NCAA Group – Under an agreement with CBS Sports (the Host-CBS Contract”), the Company: (a) has the exclusive rights to produce, distribute and sell all of the approximately 150 game programs and publications in connection with 87 NCAA championships; (b) engages in merchandise licensing utilizing registered marks of the NCAA and its championships; and (c) coordinates, promotes and operates the “Hoop City” festival interactive events at the Men’s and Women’s Final Four Division I basketball championships. The agreement expires in 2006, with the final two years at CBS Sports’ sole discretion.

In addition to the sublicensing rights through CBS Sports, the Company has an exclusive license with NCAA Football USA, Inc. (“NCAA Football”) (a separate 501(c)(4) entity organized to promote college football). Under the terms of this agreement, the Company is entitled to retain 40% of all revenues derived through the sale of corporate sponsorships and all merchandise licensing associated with the brand. Through its Integrated Media Group, the Company produces various commercial spots and other media to promote the brand. The Company’s current contract with NCAA Football expires in 2013.

Integrated Media Group – The Company produces more than 700 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. The Company’s publications include game programs, media guides, posters and marketing brochures, including the NCAA championship programs and specialty publications, such as the official NCAA Basketball Championship Guide. The Company also provides high quality printing services for corporations and non-profit organizations nationwide, consisting of directories, annual reports, brochures, posters, programs and catalogs.

The Company produces television programs, videos, radio broadcasts, commercial audio and Internet related services, and administers the regional radio networks of seven NCAA Division I universities and the Southeastern Conference. The Company’s digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.

The Company has collaborated with NCAA On-line and iHigh on www.finalfour.net, the official site for the NCAA Division I Men’s and Women’s Basketball Championships, the College World Series’ official site, other NCAA championship sites and certain official collegiate sites. Other web sites developed and managed by the Company include those for Quest (the J.D. Edwards software user group association), the International SPA Association and the National Tour Association.

Affinity Events Segment

The Company’s Affinity Events division produces and manages large participatory sporting events throughout the United States and Canada. In connection with these events, the Company provides professional marketing and management services to corporations looking to supplement their own sales and promotional activities with sports-based events that target specific participating audiences and demographics. The Company organizes and promotes the events, sells national, regional and local sponsorships and advertising, and generates merchandise sales. Sponsors and advertisers receive, among other benefits, on-site consumer interactive opportunities, print and other media advertising, and signage.

“NBA Hoop-It-Up®”, historically held in approximately 45 cities in the United States and Canada each year, is the official 3-on-3 basketball tournament of the National Basketball Association. The NBA Hoop-It-Up tours involved over 20,000 teams made up of approximately 88,000 participants in 2003. For 2004, the Company is in the process of restructuring its basketball events into three primary tours: (a) the NBA Hoop-It-Up tour in the U.S., reduced to a tour of events in approximately 15 major cities; (b) the NBA Hoop-It-Up tour in Canada, continued to be held in 8 cities; and (c) a new basketball tour currently in the formative stages, to be held in approximately 25 U.S. cities generally on or near major college campuses.

The Company also operates the “Got Milk? 3v3 Soccer Shootout,” Major League Soccer’s official 3-on-3 soccer tour, held in approximately 65 U.S. cities. The tour culminates with a series of “national championship” matches held at Disney World in Orlando, Florida. The 2003 tour involved approximately 10,000 teams made up of approximately 50,000 participants. The 2002 tour finals, played in January 2003, attracted the highest number of attendees for any event ever held at Disney’s Wide World of Sports Complex.

The Company creates and executes events for corporate clients, including the SBC Red River Shootout and the “Sony TechPit” mobile marketing unit, which travels to NASCAR race sites to promote Sony products to NASCAR fans. Other recent endeavors include a 3-on-3 Hispanic soccer event for NIKE in Los Angeles and an Army mobile marketing unit tour.

Affinity Management Services Segment

The Affinity Management Services segment, doing business as Affinity Management International, provides a full range of management services to a number of associations, including the National Tour Association (which has been a client since 1974), Quest (the J.D. Edwards software user group association) and the International SPA Association. The Company’s services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet web site management and membership growth activities.

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

Sales and Marketing

The Company provides sponsorship opportunities, typically ranging from one to five years in length, to a variety of corporate clients having access to all of the Company’s vertically-integrated sponsorship fulfillment capabilities. The Company also provides sports and marketing services for a number of NCAA Division I universities and conferences, under contracts typically ranging from three to five years in length. The Company intends to continue to seek long-term sponsorship agreements.

The Company employs a full-time national sales and marketing staff and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote the Company’s expertise and range of services. The Company solicits prospective clients through its sales team and through personal contacts by members of Host’s senior management. When a new account is established, the Company immediately assigns a sales executive to the client to ensure that the client’s needs are met and to seek out further opportunities to expand the relationship. Generally, account managers are assigned several different clients, which may be comprised of a number of businesses or divisions, departments or groups within the same business. In addition, the personnel that staff the Company’s offices on university campuses and at athletic conference locations are responsible for soliciting local sponsors and advertisers.

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

The Company’s Affinity Events business is seasonal, in that the majority of the revenue and operating profit is derived during the period beginning in March and ending in September, since much of the revenue derived in this segment is currently generated from the Company’s basketball and soccer tours, which operate primarily during the spring and summer months.

Employees

The Company has approximately 330 full-time and approximately 50 part-time employees, of whom, approximately 240 are employed by Host at its Lexington, Kentucky facilities and approximately 30 are employed by Host at its Dallas, Texas facility. The balance of the employees are located in offices throughout the United States supporting either sales or the collegiate properties. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are satisfactory.

Executive Officers

The information contained in Item 10 hereof is incorporated herein by reference.

Discontinued Segment — Datasouth

The Company formerly marketed and sold heavy-duty dot matrix and thermal printers under the “Datasouth” name. The Company sold its Datasouth business in September 2000. For additional information with respect to this business segment, including financial reporting as a discontinued operation, see “Management’s Discussion and Analysis – Discontinued Operations” in Item 7 hereof and Note 5 to the Company’s Consolidated Financial Statements in Item 8.

Available Information

The Company’s Internet address is www.bullruncorp.com, where the Company makes available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC reports can be accessed through the “SEC Reports” link in the index on the Company’s web site. Other information found on our web site is not part of this or any other report we file with or furnish to the SEC.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

Item 2. Properties

The Company’s executive offices are located in Atlanta, Georgia in approximately 2,000 square feet of office space leased on a month-to-month basis from Delta Life Insurance Company, a company in which the Company’s Chairman of the Board is an executive officer and principal stockholder.

The Company owns seven acres of land and a building with approximately 25,000 square feet of production, office and warehouse space in Lexington, Kentucky for Host’s Printing and Publishing Divisions. Host also has approximately 41,000 square feet of office space under two leases in Lexington expiring in October 2004; approximately 48,600 square feet of office space under lease in Dallas, Texas through December 2005, of which, approximately 37,000 is subleased through December 2005; and approximately 4,300 square feet of office space under lease in New York City through August 2010. Host also has small regional and local field offices primarily located close to the universities and conferences with which it has contracts.

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

On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarded Tarzian $4.0 million in damages. On June 23, 2003, the Court denied the Estate’s renewed motion for judgment as a matter of law, and alternatively, for a new trial on the issue of liability; denied Tarzian’s motion to amend the judgment to award Tarzian specific performance of the contract and title to the Tarzian Shares; and granted Tarzian’s motion to amend the judgment to include pre-judgment interest on the $4.0 million damage award. The Estate has appealed the judgment and the Court’s rulings on the post-trial motions and Tarzian has cross-appealed. The Company cannot predict when the final resolution of this litigation will occur.

On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claim. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur.

Bull Run Corporation v. Ernst & Young, LLP

In January 2002, the Company filed a lawsuit in the State Court of Fulton County, Georgia, against Ernst & Young LLP, as previously reported on the Company’s Form 8-K dated January 8, 2002. In September 2002, the Court ruled that the matter was subject to arbitration. The arbitration hearing was conducted in September 2003 and the arbitration panel ruled against the Company on one of the Company’s assertions in its demand and in favor of the Company on another assertion, resulting in an award for the Company of an immaterial amount.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the quarter ended August 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock, par value $.01 per share, trades on the Nasdaq SmallCap Market under the symbol “BULL.” The following table sets forth for each period indicated the high and low sale prices for the Company’s common stock as reported by The Nasdaq Stock Market (“Nasdaq”). Such prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions. Per share amounts have been retroactively adjusted for a 1-for-10 reverse stock split effective May 18, 2003. The Company changed its fiscal year end from June 30 to a new fiscal year end of August 31, effective August 31, 2002.

	High	Low

Fiscal Year Ended June 30, 2002
First Quarter ended September 30, 2001	$15.10	$7.80
Second Quarter ended December 31, 2001	12.90	4.70
Third Quarter ended March 31, 2002	12.50	5.30
Fourth Quarter ended June 30, 2002	10.40	5.80
Two Months Ended August 31, 2002	$9.50	$3.90
Fiscal Year Ended August 31, 2003
First Quarter ended November 30, 2002	$7.20	$4.30
Second Quarter ended February 28, 2003	10.20	3.00
Third Quarter ended May 31, 2003	5.70	3.00
Fourth Quarter ended August 31, 2003	3.78	2.74

As of August 31, 2003, the Company did not meet all of Nasdaq’s continued listing maintenance requirements due to its stockholders’ deficit as of that date. Subsequent to August 31, 2003, the Company decreased its stockholders’ deficit by over $10 million as a result of the issuance of shares of its preferred stock in exchange for over $8 million of its long-term debt, and in consideration for $2 million in cash invested by the Company’s Chairman of its board of directors. Management is continuing to pursue means by which the Company can meet and exceed Nasdaq’s minimum stockholders’ equity requirement of $2.5 million; however, management acknowledges that it is likely that Nasdaq will not ultimately provide the Company sufficient additional time to regain compliance prior to a delisting of the Company’s common stock from the Nasdaq SmallCap Market. If the Company is unable to comply with Nasdaq’s requirements in an amount of time acceptable to Nasdaq, the Company’s common stock would be delisted by Nasdaq and begin trading on the OTC Bulletin Board under the same trading symbol.

Holders

As of October 31, 2003, there were 2,213 holders of record of the Company’s common stock.

Dividends

Since its inception, the Company has not declared or paid a cash dividend on its common stock. It is the present policy of the Company’s Board of Directors to retain all earnings to finance the development and growth of the Company’s business. The Company’s future dividend policy will depend upon its earnings, capital requirements, financial condition and other relevant circumstances existing at that time. The Company’s bank credit agreement also contains restrictions on the Company’s ability to declare and pay dividends on its common stock.

Equity Plan Compensation Information

The information required by the item is set forth under the caption “Management Compensation – Equity Plan Compensation Information” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

Item 6. Selected Financial Data

     Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as “Management’s Discussion and Analysis.” The selected consolidated financial data as of and for the fiscal year ended August 31, 2003; as of and for the two months ended August 31, 2002; as of and for the fiscal years ended June 30, 2002 and 2001; as of and for the six months ended June 30, 1999; and as of and for the fiscal year ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the two months ended August 31, 2001, for the year ended June 30, 2000 and for the six months ended June 30, 1998 are derived from unaudited condensed consolidated financial statements of the Company.

SELECTED FINANCIAL DATA
(Dollar and share amounts in thousands, except per share amounts)

OPERATING RESULTS:

		Two Months Ended
	Year Ended	August 31,		Year Ended June 30,
	August 31,
	2003	2002	2001	2002	2001	2000

			(restated)	(restated)	(restated)	(restated)
Total revenue	$83,844	$9,490	$12,777	$113,072	$120,337	$72,000
Direct operating costs	(55,069)	(7,265)	(8,082)	(88,531)	(81,421)	(49,437)
Selling, general and administrative	(25,878)	(5,643)	(6,154)	(32,773)	(38,527)	(21,891)
Amortization and impairment of acquisition intangibles	(31,756)	(203)	(171)	(7,824)	(4,720)	(2,847)

Loss from operations	(28,859)	(3,621)	(1,630)	(16,056)	(4,331)	(2,175)
Equity in earnings (losses) of affiliated companies	(204)	(110)	(554)	(2,912)	(4,235)	(2,533)
Correction of purchase price allocation						(11,330)
Other income (expense) derived from investments in affiliates, net	9,622		(250)	242	(6,796)	(2,360)
Net change in value of derivatives	(1,035)	(423)	(632)	(3,345)	2,988
Interest expense and other, net	(10,593)	(1,201)	(1,948)	(12,042)	(11,891)	(7,909)

Loss from continuing operations before income taxes and cumulative effect	(31,069)	(5,355)	(5,014)	(34,113)	(24,265)	(26,307)
Income tax benefit (provision)	(5,222)		1,586	2,175	6,681	5,322

Loss from continuing operations before cumulative effect, net of tax	(36,291)	(5,355)	(3,428)	(31,938)	(17,584)	(20,985)
Cumulative effect of accounting change, net of tax				(2,620)	(1,120)

Loss from continuing operations	(36,291)	(5,355)	(3,428)	(34,558)	(18,704)	(20,985)
Loss from discontinued operations, net of tax	(1,695)					(6,839)

Net loss	(37,986)	(5,355)	(3,428)	(34,558)	(18,704)	(27,824)
Preferred dividends	(1,149)	(93)	(45)	(396)

Net loss available to common stockholders	$(39,135)	$(5,448)	$(3,473)	$(34,954)	$(18,704)	$(27,824)

See Notes to the Selected Financial Data on page 12.

SELECTED FINANCIAL DATA, continued

OPERATING RESULTS:

	Six Months Ended
	June 30,		Year Ended
			December 31,
	1999	1998	1998

Total revenue	$609	$652	$1,618
Selling, general and administrative	(693)	(691)	(1,312)

Income (loss) from operations	(84)	(39)	306
Equity in earnings (losses) of affiliated companies	(910)	(61)	6,337
Other income derived from investments in affiliates, net			1,680
Interest expense and other, net	(1,858)	(1,547)	(3,162)

Income (loss) from continuing operations before income taxes	(2,852)	(1,647)	5,161
Income tax benefit (provision)	911	509	(2,094)

Income (loss) from continuing operations	(1,941)	(1,138)	3,067
Income (loss) from discontinued operations, net of tax	(266)	(92)	81

Net income (loss)	(2,207)	(1,230)	3,148
Preferred dividends

Net income (loss) available to common stockholders	$(2,207)	$(1,230)	$3,148

EARNINGS (LOSS) PER SHARE:

		Two Months Ended
	Year Ended	August 31,		Year Ended June 30,
	August 31,
	2003	2002	2001	2002	2001	2000

			(restated)	(restated)
Earnings (loss) per share available to common stockholders - Basic and Diluted:
Loss available to common stockholders from continuing operations before cumulative effect of accounting change	$(9.39)	$(1.44)	$(0.96)	$(8.86)	$(4.98)	$(7.23)
Loss available to common stockholders from continuing operations	$(9.39)	$(1.44)	$(0.96)	$(9.58)	$(5.30)	$(7.23)
Income (loss) from discontinued operations, net of tax	$(0.43)					$(2.35)
Net loss available to common stockholders	$(9.82)	$(1.44)	$(0.96)	$(9.58)	$(5.30)	$(9.58)
Weighted average shares outstanding -
Basic and Diluted	3,987	3,793	3,599	3,649	3,531	2,904

EARNINGS (LOSS) PER SHARE:

	Six Months Ended
	June 30,		Year Ended
			December 31,
	1999	1998	1998

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$(0.87)	$(0.52)	$1.38
Income (loss) from discontinued operations, net of tax	$(0.12)	$(0.04)	$0.04
Net income (loss)	$(0.99)	$(0.56)	$1.42
Weighted average shares outstanding - Basic	2,233	2,209	2,218
Earnings (loss) per share - Diluted:
Income (loss) from continuing operations	$(0.87)	$(0.52)	$1.32
Income (loss) from discontinued operations, net of tax	$(0.12)	$(0.04)	$0.04
Net income (loss)	$(0.99)	$(0.56)	$1.36
Weighted average shares outstanding - Diluted	2,233	2,209	2,318

See Notes to the Selected Financial Data on page 12.

SELECTED FINANCIAL DATA, continued

FINANCIAL POSITION:

	As of August 31,		As of June 30,				As of
							December 31,
	2003	2002	2002	2001	2000	1999	1998

		(restated)	(restated)		(restated)
Working capital (deficit)	$(12,034)	$(32,252)	$(26,827)	$(16,951)	$5,449	$(61,595)	$4,074
Investment in affiliated companies		25,013	25,115	50,399	64,782	73,994	63,361
Total assets	76,610	146,969	155,594	206,538	231,126	99,903	90,694
Long-term obligations	72,641	93,091	98,091	107,693	122,794		51,848
Stockholders’ equity (deficit)	(27,002)	(2,188)	(1,274)	37,604	51,864	25,279	27,022

NOTES TO THE SELECTED FINANCIAL DATA

The changes from year to year are primarily a result of the following items:

2003 –	Sale of investments in Gray common stocks, warrants for Gray common stocks and Rawlings common stock, with $38 million of the proceeds being applied to long-term debt; impairment charge of $30.5 million taken to reduce the carrying value of goodwill and other acquisition intangible assets; and an aggregate of $5.2 million in valuation impairment charges taken to reduce carrying value of investments in affiliates and non-trade receivables.

2002 –	Sale of investments in Gray preferred stock and Tarzian common stock with such proceeds being applied to long-term debt; and the acceleration of costs and expenses, including an intangibles impairment charge, as a result of a change in a significant contractual relationship; proportionate share of Gray’s cumulative effect adjustment, net of tax.

2001 –	First full year of Host and USA operating results included in the Company’s consolidated financial statements; $9.0 million pretax charge recognized to reduce book value of certain equity investments; change in accounting for certain derivatives resulting in a cumulative effect adjustment; and the inclusion of the net change in the value of derivatives in the Company’s operating results.

2000 –	Acquisition of Host, USA and Capital in December 1999 for $116.9 million, financed with common stock, options to acquire common stock and long-term debt; decision to sell Datasouth (consummated in September 2000) resulting in an estimated loss of $6.5 million and reclassification of the segment as a discontinued operation; and the subsequent discovery of accounting errors in USA’s financial statements as of the acquisition date resulted in a pretax charge of $11.3 million.

1999 –	Investment in Tarzian, financed with short-term debt; all amounts outstanding under long-term debt agreements were classified as current liabilities until December 1999, when the obligations were refinanced.

No dividends were declared or paid during the periods presented.

Amounts	presented for the fiscal years ended June 30, 2002 and 2001, and amounts presented as of August 31, 2002 have been restated where applicable to reflect the correction of errors discussed in Note 2 to the consolidated financial statements. Amounts presented for the fiscal year ended June 30, 2000 have likewise been restated, as follows: (a) amortization and impairment of acquisition intangibles was previously reported to be $2,602; (b) the loss from operations was previously reported to be $(1,930); (c) the loss from continuing operations before income taxes and cumulative effect was previously reported to be $(26,062); and (d) the income tax benefit was previously reported to be $5,077. Amounts presented as of June 30, 2002 have likewise been restated as follows: (a) total assets were previously reported to be $160,999; and (b) total stockholders’ equity was previously reported to be $4,131. The amount of total assets previously reported as of June 30, 2000 of $222,306 has likewise been restated.

Share and per share data have been retroactively adjusted for the effects of a 1-for-10 reverse stock split effective May 18, 2003.

Item 7. Management’s Discussion and Analysis

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its sole operating business, Host Communications, Inc. (“Host”), acquired in December 1999 (the “Host-USA Acquisition”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events”

business segment produces and manages individual events and several events series, including “NBA Hoop-It-Up®” (the National Basketball Association’s official 3-on-3 basketball tour) and the “Got Milk? 3v3 Soccer Shootout” (a 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations such as the National Tour Association and Quest (the J.D. Edwards users group association), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

The Company formerly held significant investments in other sports, media and marketing companies, including Gray Television, Inc. (“Gray”), the owner and operator of 29 television stations, four newspapers and other communications businesses, and Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment. The Company currently owns 35.1% of the outstanding common stock of iHigh, Inc. (“iHigh”), an Internet and marketing company focused on high school students. The Company sold its investments in Gray (representing approximately 4.0% of Gray’s outstanding common stock and warrants to purchase additional shares of Gray common stocks) and Rawlings (representing approximately 10.1% of Rawlings’ outstanding common stock) during the fiscal year ended August 31, 2003. The Gray common stocks and warrants were sold by the Company to Gray and other parties affiliated with the Company, including the Company’s Chairman of its board of directors. The Company has provided consulting services to Gray in connection with certain of Gray’s acquisitions and dispositions.

In the fiscal year ended June 30, 2002, the Company sold its investment in Sarkes Tarzian, Inc. (“Tarzian”) to Gray. The Company owned 33.5% of the total outstanding common stock of Tarzian both in terms of the number of shares of common stock outstanding and in terms of voting rights (representing 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian.

The Company changed its fiscal year end from June 30 to a new fiscal year end of August 31, effective August 31, 2002. As a result of this change, the Company has reported herein the audited consolidated financial results for the fiscal years ended August 31, 2003, June 30, 2002 and June 30, 2001, and the two months ended August 31, 2002, as well as unaudited consolidated financial statements for the two months ended August 31, 2001.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 31.0% of the combined voting power of Gray’s two classes of common stock as of the date of the Company’s disposition of its investment in Gray common stocks. Additionally, Mr. Robinson is the beneficial owner of approximately 40.9% of the Company’s common stock as of October 31, 2003, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $17.7 million as of that date. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 20.2% of the combined voting power of Gray’s two classes of common stock as of that date. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 23.3% of the combined voting power of Gray’s two classes of common stock as of the same date. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages noted above includes the Company’s beneficial ownership of approximately 17.2% of the combined voting power of Gray’s two classes of common stock. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.

W, James Host, a director of the Company, owns along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million.

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

Revenue Recognition and Rights Fee Expenses –

Revenue from services is recognized as the services are rendered. Corporate sponsor license fee revenue that is not related to specific events is recognized ratably over the term of the sponsorship. In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized ratably over the term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements (“profit splits”) based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split.

Goodwill and Other Intangible Assets –

Prior to July 1, 2001, goodwill and certain purchased intangible assets (i.e., trademarks) were amortized over 20 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which eliminated the requirement to amortize goodwill and trademarks, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. Impairment tests completed as of December 31, 2002 and 2001 concluded that the carrying amount of goodwill and trademarks for each acquired business unit did not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the five business units. However, as further discussed in Note 9 to the consolidated financial statements, the Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, an impairment charge of $28.2 million was necessary to reduce the carrying value of goodwill and trademarks to net realizable value. If the Company concludes in the future that the adjusted carrying value of such intangibles for any of the five business units exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill and/or trademarks as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the Host-USA Acquisition, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. As further discussed in Note 9 to the consolidated financial statements, the Company determined that an impairment charge of approximately $6.6 million was necessary to reduce the carrying amount of certain customer relationship intangible assets as of June 30, 2002 as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. The impairment analysis performed as of August 31, 2003 indicated the need for an additional impairment charge of approximately $2.3 million at that date. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

The remaining value assigned to customer relationships will continue to be amortized over a 16-year average life, at a rate of approximately $0.6 million per year, except for a specific customer relationship having a remaining carrying value of $0.5 million that will be amortized over the fiscal year ending August 31, 2004. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method.

Goodwill and intangible assets, net of accumulated amortization, were $53.2 million as of August 31, 2003 and $84.2 million as of August 31, 2002, of which, goodwill was $43.7 million as of August 31, 2003 and $67.2 million as of August 31, 2002. As of August 31, 2003, the carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 69% of the Company’s total assets.

Deferred Income Taxes –

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of August 31, 2003 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Derivative Instruments and Hedging Activities –

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivative instruments (i.e., interest rate swap agreements, and until sold in April 2003, warrants to purchase additional shares of Gray common stocks) on the balance sheet at fair value. The aggregate fair market value of derivatives as of August 31, 2003 and August 31, 2002 of approximately $(1.7) million and $4.5 million, respectively, is included in the Company’s balance sheet as a component of “Other liabilities” as of August 31, 2003 and “Other assets” as of August 31, 2002. Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. None of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements, and until sold, estimated the fair value of the warrants based on independent appraisals received on a quarterly basis. The warrants were sold to Gray at approximately the independently appraised values, resulting in no gain or loss on the sale.

Valuation of Certain Non-Trade Receivables –

The Company recorded impairment charges of approximately $5.2 million and $1.7 million in the fiscal year ended August 31, 2003, associated with its investment in and amounts due from iHigh and a note receivable from the purchaser of Datasouth, respectively. The Company performs ongoing credit evaluations of parties from such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. The impairment charges recorded in the fiscal year ended August 31, 2003 reduced the carrying amount of the investment in and amounts due from iHigh to zero, and the Company’s note receivable from the purchaser of Datasouth to approximately $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –

As of August 31, 2003, the Company’s indebtedness to its bank lenders was approximately $55.9 million, a reduction of $38 million since June 30, 2002. The reduction in the indebtedness was funded through the sales of substantially all of the Company’s investment assets. The bank credit agreement has a maturity date of November 30, 2004 at which time all amounts outstanding become due and payable. The agreement does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement, which was last amended on August 18, 2003, requires the maintenance of interest coverage ratios, determined quarterly beginning November 30, 2003. Prior to the maturity date, the Company will likely be required to refinance the total amount due and payable to the banks at that time. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets, and is personally guaranteed by the Company’s Chairman of the Company’s board of directors. The Company’s ability to continue this or similar financing beyond the November 30, 2004 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman.

As amended in August 2003, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling approximately $35.9 million and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20 million. All amounts outstanding bear interest at either the banks’ prime rate or the London Interbank Offered Rate (“LIBOR”) plus 3.25%, payable monthly. The amendment in August 2003 reduced the interest rate charged by the banks and revised the maturity date of the agreement to November 30, 2004 from September 30, 2003. The Company anticipates that it will continue to utilize fully the availability under the Revolver throughout the remaining term of the agreement.

Under the terms of the credit agreement, up to an aggregate of $12.5 million in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. In July 2002, the Company’s Chairman provided the Company short-term loans totaling $4 million to provide cash to the Company for working capital purposes. In August 2002, the loans were refinanced with the issuance of the Company’s convertible preferred stock having a face amount of approximately $4.1 million to the Company’s Chairman. In September

2002, the Company’s Chairman and certain other affiliates of the Chairman invested an aggregate $3 million in cash used for working capital purposes, for shares of the Company’s convertible preferred stock. In November 2003, the Company’s Chairman invested an additional $2 million in cash used for working capital purposes for shares of the Company’s convertible preferred stock. The Company’s Chairman also committed to invest up to an additional $1 million in cash over the next year for additional shares of the Company’s common or preferred stocks or for subordinated debt, to be used for working capital purposes if the Company determines that such investment is necessary. Therefore, the Company has sourced approximately $9.1 million of cash for working capital purposes of the $12.5 million available, and as a result, the Company has the capacity under its bank credit agreement to source approximately an additional $3.4 million of cash (inclusive of the $1.0 million committed by the Company’s Chairman) from the issuance of equity or debt securities during the remaining term of the credit facility.

The Company’s Chairman of the board personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to meet its principal payment obligations under the recently amended credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly-issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future as principal payments are made to the bank lenders on the outstanding term loans.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes having an aggregate face value of approximately $18.6 million. Interest is payable quarterly and the notes had an original maturity date of January 17, 2003. During the fiscal year ended August 31, 2003, each remaining holder of 8% subordinated notes agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. In May 2003, a director of the Company and his spouse each agreed to exchange 8% subordinated notes held by them, having an aggregate face value of approximately $1.8 million, for shares of the Company’s convertible series D preferred stock. Subsequent to August 31, 2003 and through November 2003, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million agreed to exchange their notes for shares of the Company’s series E preferred stock. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

The Company met and exceeded all of its principal payment requirements during the fiscal year ended August 31, 2003, reducing its bank debt by $38 million. The Company sourced these principal payments through the sales of its investments in Rawlings common stock, Gray common stocks and warrants to purchase additional shares of Gray common stocks, for cash proceeds aggregating approximately $46.2 million.

As a result of the seasonality of its business, the Company generally expects to use more cash than it generates during the first half of its fiscal year, and generate more cash than it uses during the second half of its fiscal year. Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In November 2003, the Company’s Chairman invested $2 million in cash to be used for operating purposes and committed an additional $1 million of cash to be used for operations, if necessary. While the Company believes its cash flow will be sufficient to meet its needs through August 31, 2004, the Company may also seek to (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; (c) accelerate cash flows otherwise anticipated to be received later in the current fiscal year or future fiscal years; or (d) a combination thereof. The Company’s bank credit agreement does provide the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to approximately $3.4 million without requiring an associated reduction in its outstanding debt to the banks. The Company’s capital expenditures are not expected to exceed $600,000 for the year ending August 31, 2004.

Historical Cash Flow Information – Summary –

The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

	(unaudited)
Cash flows from operating activities:
Continuing operations	$(5,193)	$(3,992)	$(2,523)	$(5,321)	$(1,758)
Discontinued operations	106	(3)	53	(127)	2,126
Cash flows from investing activities:
Continuing operation investing activities	45,178	(85)	(100)	15,691	2,695
Discontinued operation investing activities	(5)	(18)	1,007	843	2,347
Cash flows from financing activities	(35,963)	3,842	(2,125)	(13,070)	(3,392)

Net increase (decrease) in cash and cash equivalents	$4,123	$(256)	$(3,688)	$(1,984)	$2,018

Historical Cash Flow Information – Cash Flows from Operating Activities –

The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

			(unaudited)		(restated)
Operating loss	$(28,859)	$(3,621)	$(1,630)	$(16,056)	$(4,331)
Depreciation, amortization and impairment charges included in the operating loss	32,949	451	428	9,342	6,370
Interest expense, net of interest income and dividends	(8,005)	(812)	(1,630)	(9,562)	(10,735)
Net change in operating assets and liabilities	(1,284)	25	182	10,385	5,017
Other changes in operating cash flows	6	(35)	127	570	1,921

Total cash flows from continuing operations	(5,193)	(3,992)	(2,523)	(5,321)	(1,758)
Cash flows from discontinued operating activities	106	(3)	53	(127)	2,126

Total cash flows from operating activities	$(5,087)	$(3,995)	$(2,470)	$(5,448)	$368

The Company’s total cash flows from continuing operations for each of the periods presented have been unfavorably affected as a result of interest expense, net of interest and dividend income, which has exceeded the Company’s net operating income (expense) before non-cash depreciation and amortization.

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations in the fiscal year ended August 31, 2003 of approximately $1.3 million. Increases in accounts payable and accrued expenses were offset by a total increase of a similar amount in accounts receivable and inventories. Deferred income decreased by $1.1 million due most notably to the realization as income of approximately $0.7 million of deferred fees from Gray. These fees were originally deferred as a result of the

Company’s ownership position in Gray, and became realizable as income upon the Company’s sale of that ownership position.

The net change in operating assets and liabilities had a favorable impact on total cash flows from continuing operations in the fiscal year ended June 30, 2002 of $10.4 million. Accounts receivable decreased $13.3 million due to an acceleration of customer payments and a reduction in the total amount of revenue under contract as of June 30, 2002 compared to June 30, 2001; prepaid costs and expenses were comparable with the prior year, decreasing $0.4 million; and accounts payable and accrued expenses decreased $1.9 million primarily due to (a) a $7.3 million decline in deferred revenue; less (b) a $1.7 million increase in guaranteed rights fees and profit splits payable; less (c) a $1.2 million increase in accounts payable; and less (d) a $3.8 million increase in incurred unbilled costs. Deferred revenue declined during the fiscal year ended June 30, 2002 due to a reduction in the amount of corporate sponsor contracts in place as of June 30, 2002 compared to the prior fiscal year end, and to a lesser extent, the decision of certain corporate sponsors to accelerate the termination date of their multi-year sponsorship contract with the Company from August 31, 2002 to June 30, 2002. The number and amount of corporate sponsor contracts in place as of June 30, 2002 compared to the prior year was directly affected by the fact that the Host-NCAA Contract ended in August 2002, and therefore NCAA corporate sponsorships sold by Host could not extend beyond August 2002. The result of amending the termination dates of certain sponsorship contracts in the fiscal year ended June 30, 2002 and the decision to modify the terms of the Host-CBS Contract in August 2002, was to accelerate revenue (and thereby decreasing deferred income) by approximately $1.5 million, and increasing accrued expenses (primarily guaranteed rights fees payable) by approximately $3.7 million. Accounts payable increased primarily due to the deferred payment of certain operating expenses as of June 30, 2002 compared to June 30, 2001. Incurred unbilled costs increased as of June 30, 2002 compared to the prior year as a result of the differences in the timing of billings related to certain active projects as of June 30, 2002 compared to the active projects as of June 30, 2001.

In the fiscal year ended June 30, 2001, the net change in operating assets and liabilities had a favorable impact on total cash flows from continuing operations of approximately $5.0 million. Accounts receivable increased $0.8 million primarily due to changes in the timing of billings for contracts in place as of June 30, 2001 compared to June 30, 2000; prepaid costs and expenses decreased $0.6 million due to decreases in event management costs of the 2001 event tours compared to those during the 2000 event tours; and accounts payable and accrued expenses increased $4.3 million primarily due to the deferred payment of certain operating expenses at June 30, 2001 compared to June 30, 2000.

Other changes in operating cash flows include the income on Gray’s option to purchase the Company’s investment in Tarzian of approximately $0.3 million and $1.3 million in the fiscal years ended June 30, 2002 and 2001, respectively. The option was exercised by Gray in December 2001.

Accounts receivable, accounts payable and certain accrued expenses were retained by the Company to be liquidated and were not included in the sale of the Datasouth assets in September 2000. Therefore, during the fiscal year ended June 30, 2001, cash was provided by discontinued operations due to a decrease in inventories prior to the sale of Datasouth in September 2000, and a decrease in accounts receivable, net of accounts payable and accrued expenses, during the period subsequent to the sale.

Historical Cash Flow Information – Cash Flows from Investing Activities

The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

			(unaudited)
Capital expenditures	$(340)	$(66)	$(78)	$(279)	$(1,166)
Investments in and acquisition of businesses				(705)	(1,232)
Proceeds on dispositions of investments	46,183			16,803	5,330
Other investing cash flows	(665)	(19)	(22)	(128)	(237)

Total cash flows from continuing operation investing activities	45,178	(85)	(100)	15,691	2,695
Cash flows from discontinued operation investing activities	(5)	(18)	1,007	843	2,347

Total cash flows from investing activities	$45,173	$(103)	$907	$16,534	$5,042

In the fiscal year ended August 31, 2003, the Company sold its investment in Rawlings common stock to an unrelated company for cash proceeds of approximately $6.8 million, and sold its investments in Gray common stocks and warrants to purchase additional shares of Gray common stocks to parties affiliated with the Company’s Chairman and to Gray for aggregate cash proceeds of approximately $39.4 million. In the fiscal year ended June 30, 2002, the Company sold investments in Gray series A and series B preferred stock to a company affiliated with the Company’s Chairman for cash proceeds of approximately $6.8 million, and sold its investment in Tarzian common stock to Gray under the terms of an option agreement between the Company and Gray, for cash proceeds of $10 million. In the fiscal year ended June 30, 2001, Gray redeemed $5 million of its series B preferred stock owned by the Company.

In the fiscal years ended June 30, 2002 and 2001, cash of approximately $0.9 million and $2.4 million, respectively, was provided by investing activities of discontinued operations as a result of the proceeds on the sale of Datasouth, some of which were deferred until after the effective date of the sale.

Historical Cash Flow Information – Cash Flows from Financing Activities

The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

Net borrowings (repayments) on notes payable and revolving line of credit	$175	$3,850	$(650)	$5,600	$5,175
Net proceeds (repayments) on long-term debt	(38,000)		(1,050)	(20,793)	(10,866)
Issuance of preferred stock	3,000			2,400	3,000
Other financing cash flows	(1,138)	(8)	(425)	(277)	(701)

Total cash flows from financing activities	$(35,963)	$3,842	$(2,125)	$(13,070)	$(3,392)

In the fiscal year ended August 31, 2003, the Company reduced its long-term debt as a result of proceeds on the sales of its investment Rawlings common stock, Gray common stocks and warrants to purchase additional shares of Gray common stocks. In the fiscal year ended June 30, 2002 and 2001, the Company reduced its long-term debt as a result of proceeds received on the sales or other dispositions of investment assets, including the Company’s investments in Tarzian and Gray preferred stock, in addition to proceeds received on the sale of Datasouth. Proceeds on the issuance of the Company’s preferred stock to the Company’s Chairman of the board and to companies affiliated with the Company’s Chairman were used to reduce long-term debt in the fiscal year ended June 30, 2002 and were used to fund working capital needs in the fiscal years ended August 31, 2003 and June 30, 2001. Other financing cash flows primarily include cash used for debt issue costs, less proceeds from the exercise of stock options and from other issuances of common stock for cash. There were no discontinued operation financing activities in any of the fiscal periods presented above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of August 31, 2003 (amounts in 000’s):

	Payments Due by Period as of August 31, 2003

		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years

Long-term debt obligations	$73,231	$590	$72,641	$	$
Operating lease obligations	4,248	1,691	1,354	640	563
Purchase obligations	39,187	14,508	19,062	5,617

Total	$116,666	$16,789	$93,057	$6,257	$563

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2008.

The Company is a party to an interest rate swap agreement described in Note 11 to the Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $1.9 million as of August 31, 2003, including accrued interest through that date.

Dividends on the Company’s series D preferred stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average Nasdaq closing price for the twenty trading days immediately preceding each dividend payment date. The terms of payment for dividends on the Company’s series B preferred stock and the dividend rate were identical to that for series D preferred stock. Effective June 30, 2003, the Company declared a dividend to its series D preferred stockholders of record as of June 15, 2003, and paid a portion of such dividend in July 2003, having an aggregate value of approximately $0.6 million, in the form of 168,724 shares of the Company’s common stock. Dividends on Series D preferred stock payable to the Company’s Chairman were likewise declared effective June 30, 2003, but payment of such dividend, having an aggregate value of approximately $0.5 million, in the form of 148,713 shares of the Company’s common stock, was deferred until such time as the Company’s stockholders approve such issuance of shares. Effective July 1, 2002, the Company declared a dividend to its series B preferred stockholders of record as of June 15, 2002, and paid such dividend in July 2002, having an aggregate value of $408,000, in the form of 440,165 shares of the Company’s common stock. There were no shares of series B preferred stock outstanding as of June 15, 2003.

RESTATEMENT OF FINANCIAL STATEMENTS

In November 2003, the Company became aware of an inadvertent error in that it did not record deferred income tax liabilities and the corresponding increase in goodwill related to certain intangible assets acquired in prior years. The Company also determined that it provided an insufficient valuation allowance for its net deferred tax assets as of June 30, 2002, as further discussed in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements as of August 31, 2002, for the unaudited two months ended August 31, 2001, and for the fiscal years ended June 30, 2002 and 2001 have been restated for the correction of such errors. The restatement had no effect on cash or cash flows.

RESULTS OF CONTINUING OPERATIONS – FISCAL YEAR ENDED AUGUST 31, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Results Derived from Operating Businesses –

Total revenues for the fiscal years ended August 31, 2003 and June 30, 2002 are summarized as follows (amounts in $000’s):

	Year Ended

	August 31,	June 30,
	2003	2002

Collegiate Marketing and Production Services	$55,354	$79,099
Affinity Events	14,051	19,248
Affinity Management Services	8,775	14,714
Consulting	5,664	11

	$83,844	$113,072

In the fiscal year ended August 31, 2003, total revenues for the Collegiate Marketing and Production Services segment were substantially less than in the fiscal year ended June 30, 2002 due to the termination of most of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. Likewise, total direct operating costs of services rendered for the Collegiate Marketing and Production Services segment were substantially less, due to the elimination of very significant guaranteed rights fee obligations required of the Company under the Host-NCAA Contract in order to acquire NCAA corporate marketing rights. In the fiscal year ended June 30, 2002, the Company generated approximately $28 million in revenue from sublicensing NCAA corporate marketing rights, which the Company no longer does as a result of the termination of the Host-NCAA Contract.

Total revenues in the Affinity Events segment were less than in the fiscal year ended June 30, 2002 due to the elimination of certain non-profitable tours and events prior to the fiscal year, and reductions in national sponsorship sales and team entry fees for the Company’s basketball and soccer event tours.

Total revenues for the Affinity Management Services segment were also less than in the fiscal year ended June 30, 2002 due to the termination of certain contracts prior to the fiscal year ended August 31, 2003, which also resulted in a decrease in the Company’s direct operating costs.

During the fiscal year ended August 31, 2003, the Company recognized as income a $5 million consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc. (“Stations”), which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, and in November 2002, Gray issued additional shares of its common stock. These issuances of common stock by Gray resulted in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to 4.0% (representing 18.0% of the voting rights). In August 2003, the Company sold its investment in Gray common stocks. As a result of these transactions by Gray, and ultimately as a result of the Company’s disposition of its ownership position in Gray, the Company recognized previously deferred consulting fee income of $5 million in the fiscal year ended August 31, 2003 attributable to Gray’s acquisition of Stations, plus approximately $0.7 million of previously deferred consulting fee income. The Company does not anticipate receiving any additional consulting fees from Gray in the future.

Total operating costs and expenses for the fiscal years ended August 31, 2003 and June 30, 2002 are summarized as follows (amounts in $000’s):

	Year Ended

	August 31,	June 30,
	2003	2002

Direct operating costs of services rendered	$55,069	$88,531
Selling, general and administrative	25,878	32,773
Amortization and impairment of acquisition intangibles	31,756	7,824

	$112,703	$129,128

Direct operating costs of services rendered were significantly lower in the fiscal year ended August 31, 2003 compared to the fiscal year ended June 30, 2002 due to (a) the aforementioned elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to approximately $22.8 million in the fiscal year ended June 30, 2002; plus (b) decreases in events management and other production costs due to the elimination of certain non-profitable tours and events, plus (c) net decreases in other rights fees and profit split expenses associated with other contracts within the Collegiate Marketing and Production Services segment and the Affinity Management Services segment.

Selling, general and administrative costs were significantly lower in the fiscal year ended August 31, 2003 compared to the fiscal year ended June 30, 2002 due to a reduction in the Company’s workforce and a reduction in travel costs. Prior to the fiscal year ended                      August 31, 2003, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were approximately $15.6 million for the fiscal year ended August 31, 2003 compared to approximately $19.2 million for the fiscal year ended June 30, 2002. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense were approximately $1.0 million for the fiscal year ended August 31, 2003 compared to approximately $1.5 million for the fiscal year ended June 30, 2002.

Amortization and impairment of acquisition intangibles, primarily attributable to the Host-USA Acquisition, included an impairment charge of approximately $30.5 million in the fiscal year ended August 31, 2003 (of which, approximately $23.5 million was attributable to goodwill, $4.7 million to trademarks and $2.3 million to customer relationships) based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for each of the Company’s business units. As a result of the changes made to the Host-CBS Contract, the Company recorded an impairment charge of $6.6 million at June 30, 2002 pertaining to the customer relationship intangible asset, since such modifications significantly altered the contractual nature of the Company’s underlying relationship with the NCAA.

Operating income (loss) for the fiscal years ended August 31, 2003 and June 30, 2002 is summarized as follows (amounts in 000’s):

	Year Ended

	August 31,	June 30,
	2003	2002

Collegiate Marketing and Production Services	$930	$(4,944)
Affinity Events	(3,896)	(2,424)
Affinity Management Services	1,553	1,275
Consulting	5,664	11
Amortization and impairment of acquisition intangibles	(31,756)	(7,824)
Unallocated general and administrative costs	(1,354)	(2,150)

	$(28,859)	$(16,056)

Results Derived from Investments and Derivative Instruments –

Equity in earnings (losses) of affiliated companies, totaling approximately $(0.2) million for the fiscal years ended August 31, 2003 and approximately $(2.9) million for the fiscal year ended June 30, 2002 included the Company’s proportionate share of the earnings or losses of iHigh, and until the Company’s sale of its investment in August 2003, Gray. The Company’s sale of its investment in Gray common stocks in August 2003 resulted in a gain to the Company of approximately $17.2 million. As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying value of its investment in Gray common stocks prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss on Gray’s issuance of shares in the fiscal year ended August 31, 2003 of approximately $2.3 million.

In the fiscal year ended August 31, 2003, an investment valuation charge of approximately $4.2 million was reported by the Company to reduce a non-trade receivable from iHigh and the carrying value of the investment in iHigh to zero. Also in the fiscal year ended August 31, 2003, a loss of approximately $1.0 million was recognized in connection with the Company’s investment in Rawlings that had been previously reported as “Other comprehensive accumulated loss” (a component of the Company’s stockholders’ equity). The determination to reduce the carrying amount of these investments was made based on management’s current estimate of the amount that would, more likely than not, ultimately be recovered on these assets.

The net change in the value of certain derivative instruments, currently consisting of an interest rate swap agreement, and previously consisting of a second interest rate swap agreement and warrants to purchase Gray common stocks and, was approximately $(1.0) million for the fiscal year ended August 31, 2003 and $(3.3) million for the fiscal year ended June 30, 2002. The value of the derivative instruments declined in the fiscal year ended August 31, 2002 as a result of a decline in the value of the warrants prior to the Company’s sale of the warrants in April 2003, net of an increase in the value of the interest rate swap agreements as the agreements reached, in one case, and approached, in the other case, the dates on which the agreements terminate. The remaining interest rate swap agreement terminates on December 31, 2004.

Interest Expense and Debt Related Costs –

Interest expense of approximately $8.2 million for the fiscal year ended August 31, 2003 was substantially less than interest expense reported for the fiscal year ended June 30, 2002 of approximately $9.7 million, as a result of the reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of approximately $2.4 million and $2.8 million for the fiscal years ended August 31, 2003 and June 30, 2002, respectively, resulted from the amortization of costs paid in connection with amendments to the Company’s bank credit agreement, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s Chairman, who has personally guaranteed the Company’s debt under its bank credit agreement. During the fiscal years ended August 31, 2003 and June 30, 2002, the Company issued approximately 221,000 shares and 106,000 shares, respectively, of restricted common stock to the Company’s Chairman to compensate him for his personal guarantee. The value of the shares issued in the fiscal years ended August 31, 2003 and June 30, 2002 of approximately $1.3 million and $0.8 million, respectively, is amortized over the period for which the shares provide compensation, and approximately $1.4 million and $1.6 million is included in debt issue cost amortization for each respective fiscal year.

Income Taxes –

As of August 31, 2003, the Company had a net operating loss carryforward for tax purposes of approximately $59.3 million to reduce Federal taxable income in the future, and other tax credit carryforwards totaling approximately $0.6 million to reduce regular Federal income tax liabilities in the future. As of August 31, 2003, the Company increased its valuation allowance for net deferred tax assets to $19.5 million, reporting a tax provision of $5.2 million, which reduced the carrying amount of deferred taxes in the balance sheet to zero. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill impairment charges, state income taxes and, the increase in the amount of the valuation allowance.

RESULTS OF CONTINUING OPERATIONS – TWO MONTHS ENDED AUGUST 31, 2002 COMPARED TO TWO MONTHS ENDED AUGUST 31, 2001

Results Derived from Operating Businesses –

Total revenues for the two months ended August 31, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Two Months Ended
	August 31,

	2002	2001

		(unaudited)
Collegiate Marketing and Production Services	$3,307	$5,838
Affinity Events	4,899	4,921
Affinity Management Services	1,284	2,015
Consulting		3

	$9,490	$12,777

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the two months ended August 31, 2002 by the termination of most of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. In the two months ended August 31, 2001, the Company recognized revenues of approximately $2.5 million in connection with NCAA corporate sponsorships. No such revenue was recognized in the two months ended August 31, 2002. Total revenues for the Affinity Management Services segment declined due to the termination of certain contracts in 2001, which also caused a similar decline in the Company’s direct operating costs. The termination of these contracts resulted in a nominal increase in operating profit derived from the Affinity Management Services segment for the periods presented.

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

		(unaudited)
Direct operating costs of services rendered	$7,265	$8,082
Selling, general and administrative	5,643	6,154
Amortization of acquisition intangibles	203	171

	$13,111	$14,407

Direct operating costs of services rendered decreased for the two months ended August 31, 2002 from the same period in the prior year due to (a) the elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to approximately $2.0 million for the two months ended August 31, 2001, less (b) an increase in events management costs of approximately $0.7 million, less (c) increases in other rights fees and profit split expenses of approximately $0.2 million, less (d) increases in the direct costs of publishing and printing and compensation costs charged as direct expenses.

Selling, general and administrative costs declined for the two months ended August 31, 2002 from the same period in the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the fiscal year ended June 30, 2002, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were approximately $2.9 million for the two months ended August 31, 2002 compared to approximately $3.7 million for the same period in the prior year. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense declined to approximately $0.1 million for the two months ended August 31, 2002 compared to approximately $0.5 million for the same period in the prior year. In August 2002, the Company terminated its basketball tour in Europe, closing its Paris, France office, and combined the management of all of the Company’s Affinity Events soccer and basketball tours in Dallas, Texas, thereby resulting in the closing of the Company’s Denver, Colorado office. As a result, the Company incurred approximately $0.7 million in nonrecurring costs primarily associated with employee severance costs and future lease obligations.

Operating income (loss) for the two months ended August 31, 2002 and 2001 is summarized as follows (amounts in 000’s):

	Two Months Ended
	August 31,

	2002	2001

		(unaudited)
Collegiate Marketing and Production Services	$(1,941)	$(1,182)
Affinity Events	(1,389)	117
Affinity Management Services	152	47
Consulting		3
Amortization of acquisition intangibles	(203)	(171)
Unallocated general and administrative costs	(240)	(444)

	$(3,621)	$(1,630)

Results Derived from Investments and Derivative Instruments –

Equity in earnings (losses) of affiliated companies, totaling approximately $(0.1) million for the two months ended August 31, 2002 and approximately $(0.6) million for the two months ended August 31, 2001 included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) iHigh; and (iii) until December 31, 2001, Rawlings. Subsequent to December 31, 2001, the Company accounts for its investment in Rawlings as an “available-for-sale” marketable security until the investment was sold in December 2002.

Interest and dividend income of approximately $0.7 million for the two months ended August 31, 2002 was primarily attributable to interest earned on income tax refunds received by the Company in August 2002 pertaining to amended federal income tax returns. Interest and dividend income of approximately $0.1 million for the two months ended August 31, 2001 was primarily attributable to dividends earned on the Company’s investment in shares of Gray series A and series B preferred stock, all of which were sold in September 2001.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stocks and interest rate swap agreements, was approximately $(0.4) million and $(0.6) million for the two months ended August 31, 2002 and 2001, respectively. The value of the derivative instruments declined during these periods as a result of declines in the values of the interest rate swap agreements.

Other income for the two months ended August 31, 2001 consisted primarily of income from an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian.

Interest Expense and Debt Related Costs –

Interest expense decreased to approximately $1.5 million for the two months ended August 31, 2002 compared to approximately $1.7 million for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization was approximately $0.3 million and $0.4 million for the two months ended August 31, 2002 and 2001, respectively. Debt issue costs consist of (a) amounts paid in connection with obtaining bank financing amortized over the remaining term of the bank credit facility; and (b) the value of shares of the Company’s common stock issued to the Company’s Chairman to compensate him for his personal guarantee of the Company’s debt under its bank credit agreement. Approximately $0.3 million of such amortization is included in debt issue cost amortization for each of the two months ended August 31, 2002 and 2001.

Income Taxes –

The principal differences between the federal statutory tax rate of 34% and the effective tax rate are state income taxes and, for the two months ended August 31, 2002, a change in the amount of the valuation allowance.

RESULTS OF CONTINUING OPERATIONS – FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

Results Derived from Operating Businesses –

Total revenues for the fiscal years ended June 30, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Year Ended June 30,

	2002	2001

Collegiate Marketing and Production Services	$79,099	$85,019
Affinity Events	19,248	24,177
Affinity Management Services	14,714	11,117
Consulting	11	24

	$113,072	$120,337

Total revenues and operating results for the Collegiate Marketing and Production Services segment and the Affinity Events segment were unfavorably impacted in the fiscal year ended June 30, 2002 by the economic downturn and the resulting decline in corporate advertising and sponsorships, particularly during Host’s peak selling period for corporate advertising and sponsorships which was primarily from September 2001 through February 2002. The Company believes that sales of corporate sponsorships associated with the NCAA Corporate Sponsor Program were negatively affected in the fiscal year ended June 30, 2002 since the Host-NCAA Contract was due to expire on August 31, 2002. The Company believes that NCAA corporate sponsors strongly preferred multi-year renewable commitments over single-year commitments, given the required time that it takes for a corporate sponsor to activate promotional programs related to an NCAA corporate sponsorship. It was therefore very difficult for the Company to attract and sign new NCAA corporate sponsors or replace NCAA corporate sponsors whose contracts had expired. Even though Host had signed the Host-CBS Contract under which Host then had the ability to continue selling NCAA corporate sponsorships, due to the nature of the Host-CBS Contract, no existing NCAA corporate sponsor contracts could extend beyond the August 31, 2002 termination date of the Host-NCAA Contract. Total revenues for the Collegiate Marketing and Production Services segment were favorably affected by approximately $1.5 million in the fiscal year ended June 30, 2002 as a result of amending the termination dates of certain sponsorship contracts during the fiscal year from August 31, 2002 to June 30, 2002.

Total operating costs and expenses for the fiscal years ended June 30, 2002 and 2001 are summarized as follows (amounts in $000’s):

	Year Ended June 30,

	2002	2001

		(restated)
Direct operating costs of services rendered	$88,531	$81,421
Selling, general and administrative	32,773	38,527
Amortization and impairment of acquisition intangibles	7,824	4,720

	$129,128	$124,668

Direct operating costs of services rendered increased for the fiscal year ended June 30, 2002 from the prior fiscal year due to increases in the direct cost of obtaining certain marketing rights from the NCAA, colleges and universities, and athletic conferences. The Company must commit under certain contracts to the payment of guaranteed rights fees and/or profit-sharing fees, and the total amounts incurred as guaranteed rights fees and profit-sharing fees historically increase each year under the terms of multi-year contracts and contract renewal agreements. The total amount expensed by the Company for guaranteed rights fees and profit-sharing fees was approximately $54.7 million for the fiscal year ended June 30, 2002 compared to approximately $46.1 million for the prior fiscal year. Direct operating costs of services rendered were increased in the fiscal year ended June 30, 2002 by approximately $3.3 million as a result of the acceleration of termination dates of certain corporate sponsorship contracts to June 30, 2002 from August 31, 2002.

Selling, general and administrative costs declined for the fiscal year ended June 30, 2002 from the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the fiscal year ended June 30, 2002, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were approximately $19.2 million for the year ended June 30, 2002 compared to approximately $21.4 million for the prior fiscal year. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense declined to approximately $1.6 million for the year ended June 30, 2002 compared to approximately $3.6 million for the prior fiscal year.

Amortization and impairment of acquisition intangibles increased for the fiscal year ended June 30, 2002 from the prior fiscal year as a result of the Company’s previously-discussed impairment charge of $6.6 million in the fiscal year ended June 30, 2002, less the effects of the adoption of SFAS 142, which eliminated the requirement to amortize goodwill and other acquisition intangible assets.

Operating income (loss) for the fiscal years ended June 30, 2002 and 2001 is summarized as follows (amounts in 000’s):

	Year Ended June 30,

	2002	2001

		(restated)
Collegiate Marketing and Production Services	$(4,944)	$4,795
Affinity Events	(2,424)	(3,837)
Affinity Management Services	1,275	1,681
Consulting	11	24
Amortization and impairment of acquisition intangibles	(7,824)	(4,720)
Unallocated general and administrative costs	(2,150)	(2,274)

	$(16,056)	$(4,331)

Results Derived from Investments and Derivative Instruments –

Equity in earnings (losses) of affiliated companies, totaling approximately $(2.9) million and $(4.2) million for the fiscal years ended June 30, 2002 and 2001, respectively, included (a) the Company’s proportionate share of the earnings or losses of (i) Gray; (ii) iHigh; and (iii) until December 31, 2001, Rawlings, net of (b) amortization charges totaling approximately $0.7 million in 2001. Subsequent to December 31, 2001, the Company accounted for its investment in Rawlings as an “available-for-sale” marketable security. As a result of adopting SFAS 142 effective July 1, 2001, which eliminated the requirement for amortizing goodwill and certain other intangible assets, no amortization was charged to the investment in affiliated companies in the fiscal year ended June 30, 2002, thereby having a favorable impact of approximately $0.6 million on the equity in earnings (losses) of affiliated companies.

Interest and dividend income of approximately $0.2 million and $0.8 million for the fiscal years ended June 30, 2002 and 2001, respectively, was primarily derived from dividends paid on the Company’s investment in Gray’s series A and series B preferred stock, all of which was sold by September 2001. Shares of Gray series A and series B preferred stock were sold in September 2001 for approximately $6.8 million, resulting in a gain of approximately $3.1 million. Shares of Gray series A preferred stock were redeemed by Gray in December 2000 for $5.0 million, resulting in a gain of approximately $2.2 million.

In the fiscal year ended June 30, 2002, the Company recognized a charge of approximately $2.8 million associated with the estimated impairment in the value of certain of the Company’s investments.

In the fiscal year ended June 30, 2001, Total Sports, Inc. (“Total Sports”) was sold to Quokka Sports Inc. (“Quokka”). In exchange for the Company’s investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. During the fiscal year ended June 30, 2001, Quokka declared bankruptcy and discontinued its business operations. As a result, the Company reduced the book value of its investment in Quokka to zero, recording non-cash charges totaling approximately $8.0 million. In addition to the charge taken to reduce the book value of its investment in Quokka, the Company also recognized charges totaling approximately $0.9 million associated with the estimated impairment in the value of other investments.

The net change in the value of certain derivative instruments, consisting of warrants to purchase Gray common stocks and interest rate swap agreements, was approximately $(3.3) million and $3.0 million for the fiscal years ended June 30, 2002 and 2001, respectively. The value of the derivative instruments declined in the fiscal year ended June 30, 2002 as a result of a decline on the value of the warrants, and a decline on the value of the interest rate swap agreements as variable interest rates declined. As a result of the adoption of SFAS 133, the Company recognized the cumulative effect of the accounting change of approximately $(1.1) million, representing the value of the derivatives as of July 1, 2000 of approximately $(1.8) million, less a deferred tax provision of approximately $0.7 million.

Other income for the fiscal years ended June 30, 2002 and 2001 consisted primarily of income from an option agreement with Gray whereby Gray had the right to acquire the Company’s investment in Tarzian. In December 2001, Gray exercised its option and acquired the investment in Tarzian for $10.0 million.

In the fiscal year ended June 30, 2002, the Company recognized the cumulative effect of an accounting change of approximately $(2.6) million, net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 in connection with a change in Gray’s accounting for goodwill and other intangible assets.

Interest Expense and Debt Related Costs –

Interest expense decreased to approximately $9.7 million for the fiscal year ended June 30, 2002 from approximately $11.5 million for the prior fiscal year, as a result of a reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt is subject.

Debt issue cost amortization of approximately $2.8 million and $2.4 million for the fiscal years ended June 30, 2002 and 2001, respectively, resulted from the amortization of costs paid in connection with obtaining bank financing, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s Chairman, who has personally guaranteed the Company’s debt under its bank credit agreement. During the fiscal years ended June 30, 2002 and 2001, the Company issued approximately 106,000 shares and 87,000 shares, respectively, of restricted common stock to the Company’s Chairman to compensate him for his personal guarantee. The value of the shares issued were approximately $0.8 million and $1.4 million in the fiscal years ended June 30, 2002 and 2001, respectively, and approximately $1.6 million and $1.3 million is included in debt issue cost amortization for each respective fiscal year.

Income Taxes –

The principal differences between the federal statutory tax rate of 34% and the effective tax rate are state income taxes and, for the fiscal year ended June 30, 2002, a change in the amount of the valuation allowance.

DISCONTINUED OPERATIONS

The Company sold the operations of Datasouth Computer Corporation (“Datasouth”), the Company’s computer printer manufacturing business segment, in September 2000. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements for all periods presented.

As of August 31, 2003, remaining proceeds on the sale of Datasouth of approximately $1.7 million, net of a reserve of approximately $1.7 million, recognized in the fiscal year ended August 31, 2003, are currently estimated to collectible by the Company under a subordinated note agreement with the purchaser of Datasouth. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements to manage its debt profile. Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by any of the counterparties to the agreements.

Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by approximately $0.5 million for the fiscal year ended August 31, 2003; $0.1 million for each of the two months ended August 31, 2002 and 2001; and $0.5 million and $0.7 million for the fiscal years ended June 30, 2002 and 2001, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s leverage may adversely affect its ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) a delisting of the Company’s common stock from the Nasdaq Stock Market may hinder the Company’s ability to raise new capital through the issuance of equity securities; (iii) significant segments of the Company’s business are seasonal; (iv) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (v) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vi) war or acts of terrorism or a continued domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorships and advertising sold by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 7 “Management’s Discussion and Analysis.”

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements of Bull Run Corporation:

Page

Report of Independent Auditors	34
Consolidated Balance Sheets as of August 31, 2003 and 2002	35
Consolidated Statements of Operations for the year ended August 31, 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the years ended June 30, 2002 and 2001	36
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the year ended August 31, 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the years ended June 30, 2002 and 2001	37
Consolidated Statements of Cash Flows for the year ended August 31, 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the years ended June 30, 2002 and 2001	38
Notes to Consolidated Financial Statements	39
Selected Quarterly Financial Data (Unaudited)	65

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Bull Run Corporation at August 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended August 31, 2003, the two months ended August 31, 2002 and the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 4 and 9, the Company adopted Statement of Financial Accounting Standard No. 142 effective July 1, 2001 and, accordingly, changed its method of accounting for goodwill and other intangible assets. Also, as discussed in Note 4, the Company adopted Statement of Financial Accounting Standard No. 133 effective July 1, 2000 and, accordingly, changed its method of accounting for derivative instruments.

As discussed in Note 2, the Company restated its prior period financial statements.

As discussed in Note 3, approximately $56 million of the Company’s outstanding debt matures in November 2004.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
November 25, 2003

BULL RUN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 31,

	2003	2002

		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,520	$397
Accounts receivable, net of allowance of $465 and $514 as of August 31, 2003 and 2002, respectively	10,071	13,502
Inventories	409	1,005
Prepaid costs and expenses	1,576	1,559
Income taxes receivable		561
Net current assets of discontinued segment		106

Total current assets	16,576	17,130
Property and equipment, net	4,310	5,171
Investment in affiliated companies		25,013
Goodwill	43,664	67,157
Customer relationships and trademarks	9,562	16,999
Deferred income taxes		6,681
Other assets	803	5,433
Net noncurrent assets of discontinued segment	1,695	3,385

	$76,610	$146,969

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$590	$19,850
Accounts payable	11,878	6,558
Deferred revenue	6,542	13,616
Accrued and other liabilities	9,600	9,358

Total current liabilities	28,610	49,382
Long-term debt	72,641	93,091
Other liabilities	2,361	1,284

Total liabilities	103,612	143,757

Commitments and contingencies
Redeemable Series B convertible preferred stock, $.01 par value, (authorized 100 shares; issued and outstanding 5 shares)		5,400

Stockholders’ deficit:
Series C preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 4.1 shares)		4,097
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 14.3 shares; $14,280 liquidation value)	14,280
Common stock, $.01 par value (authorized 100,000 shares; issued 4,324 and 3,854 shares as of August 31, 2003 and 2002, respectively)	43	38
Additional paid-in capital	80,138	79,448
Treasury stock, at cost (54 shares)		(1,393)
Other comprehensive accumulated loss		(2,050)
Accumulated deficit	(121,463)	(82,328)

Total stockholders’ deficit	(27,002)	(2,188)

	$76,610	$146,969

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

		Two Months Ended
	Year Ended	August 31,		Year Ended June 30,
	August 31,
	2003	2002	2001	2002	2001

			(restated)	(restated)	(restated)
			(unaudited)
Revenue from services rendered	$83,844	$9,490	$12,777	$113,072	$120,337

Operating costs and expenses:
Direct operating costs of services rendered	55,069	7,265	8,082	88,531	81,421
Selling, general and administrative	25,878	5,643	6,154	32,773	38,527
Amortization and impairment of acquisition intangibles	31,756	203	171	7,824	4,720

	112,703	13,111	14,407	129,128	124,668

Operating loss	(28,859)	(3,621)	(1,630)	(16,056)	(4,331)
Other income (expense):
Equity in earnings (losses) of affiliated companies	(204)	(110)	(554)	(2,912)	(4,235)
Loss on issuance of shares by affiliate	(2,339)
Gain on disposition of investments	17,150			3,064	2,160
Reduction in valuation of investment in affiliates	(5,189)		(250)	(2,822)	(8,956)
Net change in value of certain derivative instruments	(1,035)	(423)	(632)	(3,345)	2,988
Interest and dividend income	12	652	99	151	810
Interest expense	(8,179)	(1,505)	(1,729)	(9,713)	(11,545)
Debt issue cost amortization	(2,367)	(269)	(434)	(2,830)	(2,410)
Other income (expense)	(59)	(79)	116	350	1,254

Loss from continuing operations before income taxes and cumulative effect	(31,069)	(5,355)	(5,014)	(34,113)	(24,265)
Income tax (provision) benefit	(5,222)		1,586	2,175	6,681

Loss from continuing operations before cumulative effect, net of tax	(36,291)	(5,355)	(3,428)	(31,938)	(17,584)
Cumulative effect of accounting change, net of tax benefit of $1,350 in 2002 and $687 in 2001				(2,620)	(1,120)

Loss from continuing operations	(36,291)	(5,355)	(3,428)	(34,558)	(18,704)
Loss on disposal of discontinued segment	(1,695)

Net loss	(37,986)	(5,355)	(3,428)	(34,558)	(18,704)
Preferred dividends	(1,149)	(93)	(45)	(396)

Net loss available to common stockholders	$(39,135)	$(5,448)	$(3,473)	$(34,954)	$(18,704)

Loss per share available to common stockholders, basic and diluted:
Loss from continuing operations before extraordinary item and cumulative effect adjustment	$(9.39)	$(1.44)	$(0.96)	$(8.86)	$(4.98)
Cumulative effect of accounting change				(0.72)	(0.32)
Loss from discontinued segment	(0.43)

	$(9.82)	$(1.44)	$(0.96)	$(9.58)	$(5.30)

Weighted average number of common shares outstanding:
Basic and diluted	3,987	3,793	3,599	3,649	3,531

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Redeemable		Common Stock
	Series B Preferred	Preferred
	Stock	Stock	Shares	Amount

As of July 1, 2000		$	3,563	$36
Issuance of Series A pfd stock with warrants		2,178
Issuance of common stock			87	1
Exercise of stock options			3	0

As of June 30, 2001	$	$2,178	3,653	$37
Exchange of Series A preferred stock and warrants for Series B preferred stock	3,000	(2,178)
Issuance of Series B preferred stock	2,400
Issuance of common stock			152	1
Exercise of stock options			6	0

As of June 30, 2002	$5,400	$0	3,811	$38
Issuance of Series C preferred stock		4,097
Issuance of common stock			44	0

As of August 31, 2002	$5,400	$4,097	3,855	$38
Cancellation of treasury stock			(54)	(1)
Exchange of Series B and C preferred stock and subordinated notes for Series D preferred stock	(5,400)	7,183
Issuance of Series D preferred stock		3,000
Issuance of common stock			463	5
Exercise of stock options			60	1

As of August 31, 2003	$0	$14,280	4,324	$43

			Other	Retained	Total
	Additional		Comprehensive	Earnings	Stockholders’
	Paid-In	Treasury	Accumulated	(Accumulated	Equity
	Capital	Stock	Loss	Deficit)	(Deficit)

As of July 1, 2000	$76,443	$(1,393)		$(23,222)	$51,864
Issuance of Series A pfd stock with warrants	822				3,000
Issuance of common stock	1,448				1,449
Exercise of stock options	17				17
Tax effect of nonqualified stock options	(22)				(22)
Net loss available to common stockholders				(18,704)	(18,704)

As of June 30, 2001	$78,708	$(1,393)	$	$(41,926)	$37,604
Exchange of Series A preferred stock and warrants for Series B preferred stock	(822)				(3,000)
Issuance of common stock	1,102				1,103
Exercise of stock options	53				53
Other comprehensive loss			(2,080)		(2,080)
Preferred dividends				(396)	(396)
Net loss, restated				(34,558)	(34,558)

As of June 30, 2002, restated	$79,041	$(1,393)	$(2,080)	$(76,880)	$(1,274)
Issuance of Series C preferred stock					4,097
Issuance of common stock	407				407
Other comprehensive income			30		30
Preferred dividends				(93)	(93)
Net loss				(5,355)	(5,355)

As of August 31, 2002, restated	$79,448	$(1,393)	$(2,050)	$(82,328)	$(2,188)
Cancellation of treasury stock	(1,392)	1,393			0
Exchange of Series B and C preferred stock and subordinated notes for Series D preferred stock					7,183
Issuance of Series D preferred stock					3,000
Issuance of common stock	2,257				2,262
Exercise of stock options	206				207
Tax effect of nonqualified stock options	(381)				(381)
Other comprehensive income			2,050		2,050
Preferred dividends				(1,149)	(1,149)
Net loss				(37,986)	(37,986)

As of August 31, 2003	$80,138	$0	$0	$(121,463)	$(27,002)

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

		Two Months Ended
	Year Ended	August 31,		Year Ended June 30,
	August 31,
	2003	2002	2001	2002	2001

			(restated)	(restated)	(restated)
			(unaudited)
Cash flows from operating activities:
Net loss	$(37,986)	$(5,355)	$(3,428)	$(34,558)	$(18,704)
Loss from disposal of discontinued segment	1,695
Adjustments to reconcile net loss to net cash used in continuing operations:
Cumulative effect of accounting change				2,620	1,120
Provision for bad debts	300	85	61	630	576
Depreciation, amortization and intangibles impairment	35,326	764	873	12,270	8,891
Equity in (earnings) losses of affiliated companies	204	110	554	2,912	4,235
Loss on issuance of shares by affiliate	2,339
Dividends received from affiliated company	162	41
Other expense (income) derived from investment in affiliates, net	(11,906)		250	(120)	6,718
Net change in value of derivative instruments	1,035	423	632	3,345	(2,988)
Deferred income taxes	5,222		(1,586)	(2,175)	(6,047)
Change in operating assets and liabilities:
Accounts receivable	595	2,709	(4,205)	12,621	(1,409)
Inventories	596	(361)	(118)	(150)	185
Prepaid costs and expenses	190	1,114	(972)	428	572
Accounts payable and accrued expenses	(1,873)	(2,871)	5,555	(1,868)	4,271
Other long-term liabilities	(1,092)	(651)	(139)	(1,276)	822

Net cash used in continuing operations	(5,193)	(3,992)	(2,523)	(5,321)	(1,758)
Net cash provided by (used in) discontinued operations	106	(3)	53	(127)	2,126

Net cash provided by (used in) operating activities	(5,087)	(3,995)	(2,470)	(5,448)	368

Cash flows from investing activities:
Capital expenditures	(340)	(66)	(78)	(279)	(1,166)
Investment in affiliated companies				(705)	(223)
Proceeds on dispositions of investments	46,183			16,803	5,330
Acquisition of businesses, net of cash acquired					(1,232)
Other investing activities	(665)	(19)	(22)	(128)	(14)

Net cash provided by (used in) continuing operation investing activities	45,178	(85)	(100)	15,691	2,695
Net cash provided by (used in) discontinued operation investing activities	(5)	(18)	1,007	843	2,347

Net cash provided by (used in) investing activities	45,173	(103)	907	16,534	5,042

Cash flows from financing activities:
Borrowings from notes payable and revolving line of credit	5,175	4,000	1,350	22,950	23,625
Repayments on notes payable and revolving line of credit	(5,000)	(150)	(2,000)	(17,350)	(18,450)
Repayments on long-term debt	(38,000)		(1,050)	(20,793)	(10,866)
Debt issue costs	(1,345)	(8)	(460)	(680)	(718)
Issuance of common stock				350
Exercise of stock options	207		35	53	17
Issuance of preferred stock	3,000			2,400	3,000

Net cash provided by (used in) continuing operation financing activities	(35,963)	3,842	(2,125)	(13,070)	(3,392)

Net increase (decrease) in cash and cash equivalents	4,123	(256)	(3,688)	(1,984)	2,018
Cash and cash equivalents, beginning of period	397	653	2,637	2,637	619

Cash and cash equivalents, end of period	$4,520	$397	$(1,051)	$653	$2,637

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bull Run Corporation (“Bull Run,” and collectively with its subsidiaries, the “Company”) provides media and marketing services to universities, athletic conferences and various associations and, in addition, market, and operate, amateur participatory sporting events through its wholly owned subsidiary, Host Communications, Inc. (“Host”). In December 1999, Bull Run acquired the capital stock of Host, Universal Sports America, Inc. (“USA”) and Capital Sports Properties, Inc. (“Capital”) not then owned, directly or indirectly, by Bull Run (the “Host-USA Acquisition”). All operations of the acquired entities are now combined under Host.

The Company previously held significant investments in Gray Television, Inc. (“Gray”), an owner and operator of 13 television stations, four daily newspapers and other media and communications businesses, and Rawlings Sporting Goods Company, Inc. (“Rawlings”), a leading supplier of team sports equipment in North America. The Company’s investments in Gray and Rawlings were sold during the fiscal year ended August 31, 2003. The Company currently holds an investment in iHigh, Inc. (“iHigh”), a company that provides marketing services and programs in connection with high school sports and activities.

Effective August 31, 2002, the Company changed its fiscal year end from June 30 to August 31. As a result, the accompanying audited consolidated financial statements include those as of and for the fiscal year ended August 31, 2003, as of and for the two-month transition period ended August 31, 2002 (with corresponding unaudited consolidated financial statements for the two months ended August 31, 2001), and for the fiscal years ended June 30, 2002 and 2001.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

2. RESTATEMENT OF FINANCIAL STATEMENTS

In November 2003, the Company became aware of an inadvertent error in that it did not record deferred income tax liabilities and the corresponding increase in goodwill related to certain intangible assets acquired in prior years. The Company also determined that it provided an insufficient valuation allowance for its net deferred tax assets as of June 30, 2002. The accompanying consolidated financial statements as of August 31, 2002, for the unaudited two months ended August 31, 2001, and for the fiscal years ended June 30, 2002 and 2001 have been restated for the correction of such errors. The restatement had no effect on cash or cash flows.

A comparison of the Company’s consolidated financial position and results of operations prior to and following the restatement follows:

		Previously
	Restated	Reported

As of August 31, 2002:
Goodwill	$67,157	$57,862
Deferred income tax asset, net	6,681	21,381
Total assets	146,969	152,374
Stockholders’ equity (accumulated deficit)	(2,188)	3,217
Two Months Ended August 31, 2001 (unaudited):
Amortization and impairment of acquisition intangibles	$171	$171
Operating loss	(1,630)	(1,630)
Loss from continuing operations before income taxes	(5,014)	(5,014)
Income tax benefit	1,586	1,509
Net loss	(3,428)	(3,505)
Loss per share available to common stockholders	$(0.96)	$(0.99)
Year Ended June 30, 2002:
Amortization and impairment of acquisition intangibles	$7,824	$7,824
Operating loss	(16,056)	(16,056)
Loss from continuing operations before income taxes	(34,113)	(34,113)
Income tax benefit	2,175	7,580
Net loss	(34,558)	(29,153)
Loss per share available to common stockholders	$(9.58)	$(8.10)
Year Ended June 30, 2001:
Amortization and impairment of acquisition intangibles	$4,720	$4,267
Operating loss	(4,331)	(3,878)
Loss from continuing operations before income taxes	(24,265)	(23,812)
Income tax benefit	6,681	6,228
Net loss	(18,704)	(18,704)
Loss per share available to common stockholders	$(5.30)	$(5.30)

3. LIQUIDITY

As of August 31, 2003, the Company’s negative working capital was approximately $12 million. The Company has reported substantial losses and has consumed substantial cash in its operations. The Company has funded its liquidity needs through the issuance of preferred stock and through the sale of investments. Based upon the Company’s forecasted operating cash flows and capital expenditures for its fiscal year ending August 31, 2004, and $2 million of cash proceeds received from the issuance of preferred stock in November 2003, management believes the Company has sufficient liquidity through at least August 31, 2004. Additionally, the Company’s Chairman has committed to contribute an additional $1 million in capital to the Company through November 2004, if necessary.

As further discussed in Note 11, the Company has approximately $56 million of debt outstanding at August 31, 2003 under its bank credit agreement. As further discussed in Note 11, the Company’s Chairman has guaranteed repayment of $53 million of the outstanding bank debt. Amounts outstanding under the credit agreement are due on November 30, 2004. The Company’s ability to continue this or similar financing beyond the November 30, 2004 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes.

Revenue Recognition and Rights Fee Expenses – Revenue from services is recognized as the services are rendered. Corporate sponsor license fee revenue that is not related to specific events is recognized ratably over the term of the sponsorship. In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized ratably over the term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements (“profit splits”) based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split.

Barter Transactions – The Company provides advertising and licensing rights to certain customers or sublicensees in exchange for services. The estimated fair value of the services to be received is recognized as accounts receivable and deferred revenue. As these services are used, an amount is charged to operating expense. Advertising revenue is recognized as the advertising is used by the customer and license fee revenue is recognized ratably over the term of the sublicense agreement. For the fiscal year ended August 31, 2003, net revenues and operating expenses included barter transactions of approximately $3,000. For the fiscal years ended June 30, 2002 and 2001, net revenues included barter transactions of approximately $2,700 and $2,400, respectively, and operating expenses included barter transactions of approximately $3,100 and $2,500, respectively. Barter transactions for the two-month periods ended August 31, 2002 and 2001 were negligible.

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

Until June 30, 2002, the Company generated a significant amount of revenue from sublicensing National Collegiate Athletic Association (“NCAA”) corporate sponsorship rights to major corporations. The Company’s final contract with the NCAA (the “Host-NCAA Contract”), which provided these rights to the Company, in addition to other rights, ended on August 31, 2002. The Company became a party to an agreement with CBS Sports (the “Host-CBS Contract”) which commenced on September 1, 2002. Although the Host-CBS

Contract continues to provide for licensing of NCAA trademarks, publishing and other rights, it does not provide for the sublicensing of NCAA corporate sponsorship rights; therefore, the Company no longer derived revenues from the sale of NCAA corporate sponsorship rights subsequent to June 30, 2002. The Host-CBS Contract also substantially eliminated the obligation to pay a significant guaranteed rights fee associated with the procurement of corporate sponsorship rights. As a result, the differences between the Host-CBS Contract and the predecessor Host-NCAA Contract resulted in a significant reduction in total revenues and direct operating costs of services rendered, and a reduction in accounts receivable and accrued expenses after June 30, 2002. For the fiscal years ended June 30, 2002 and 2001, approximately 25% and 26% of the Company’s revenues from continuing operations arose from sublicensing NCAA corporate sponsor rights, respectively. Accounts receivable as of June 30, 2002 included approximately $2,790 due from NCAA corporate sponsors.

Inventories – Inventories, stated at cost, consist primarily of materials and supplies associated with the Company’s printing operations.

Property and Equipment - Property and equipment is stated at cost less depreciation computed on the straight-line method over the estimated useful life of the asset, generally from three to ten years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset. Depreciation expense for continuing operations was $1,193 for the fiscal year ended August 31, 2003; $249 and $256 for the two months ended August 31, 2002 and 2001, respectively; and $1,518 and $1,650 for the fiscal years ended June 30, 2002 and 2001, respectively. Depreciation expense for discontinued operations was $76 for the fiscal year ended June 30, 2001.

Investment in Affiliated Companies - The Company accounts for its investment in iHigh by the equity method. The Company accounted for its investment in Gray by the equity method until the sale of the investment in August 2003. The Company accounted for its investment in Rawlings by the equity method until December 2001. The Company accounted for its investment in Sarkes Tarzian, Inc. (“Tarzian”) by the cost method until the sale of the investment in December 2001.

In December 2001, the two directors of the Company who also served on Rawlings’ board of directors resigned from Rawlings’ board. As a result, the Company determined it no longer exercised significant influence over Rawlings’ policy-making decisions, and began accounting for its investment in Rawlings as an “available-for-sale” marketable security. Therefore, “Investment in affiliated companies” on the consolidated balance sheet as of August 31, 2002 includes the Company’s investment in Rawlings at the current market value as determined by the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market. Until the Company sold its investment in Rawlings in December 2002, the carrying value of the investment in Rawlings in excess of the current market value, net of deferred taxes, was reported in the balance sheet as “Other comprehensive accumulated loss.” Unrealized market value changes in Rawlings’ common stock were reflected as a change in “Investment in affiliated companies” and “Other comprehensive accumulated loss,” except for impairment charges, which were reported as losses in the Consolidated Statement of Operations.

As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) effective July 1, 2001, the requirement to amortize the excess of the Company’s investment over the underlying equity of the Company’s equity method investments was eliminated. The unamortized difference, which was approximately $8,057 as of June 30, 2002, was amortized over 10 to 40 years until June 30, 2001, and such amortization (totaling $684 in the fiscal year ended June 30, 2001) resulted in a reduction in the Company’s equity in earnings of affiliated companies.

The Company recognizes a gain or loss on the issuance of shares by an investee company resulting in dilution of the Company’s interest in the investee. The gain or loss is determined based on the difference between (a) the Company’s post-issuance allocable share of the investee’s underlying equity, as compared to the Company’s allocable share of the investee’s underlying equity immediately prior to the issuance, and (b) a pro rata reduction of the unamortized difference between the Company’s carrying value of the investment and the Company’s allocable share of the investee’s underlying equity immediately prior to the issuance. Deferred taxes are provided on recognized gains or losses, subject to a determination of deferred tax valuation allowances.

Goodwill and Other Long-Lived Assets – Prior to July 1, 2001, goodwill and certain purchased intangible assets (i.e., trademarks) were amortized over 20 years. The Company’s adoption of SFAS 142 eliminated the requirement to amortize goodwill and trademarks subsequent to the fiscal year ending June 30, 2001. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. Impairment tests completed as of December 31, 2002 and 2001 concluded that the carrying amount of goodwill and trademarks for each acquired business unit did not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the five business units. However, as further discussed in Note 9, the Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, an impairment charge was necessary. If the Company concludes in the future that the adjusted carrying value of such intangibles for any of the five business units exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill and/or trademarks as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the Host-USA Acquisition, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. As further discussed in Note 9, the Company determined that an impairment charge was necessary to reduce the carrying amount of certain customer relationship intangible assets in the fiscal year ended June 30, 2002 as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. The impairment analysis performed as of August 31, 2003 indicated the need for an additional impairment charge. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

Income Taxes - Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized.

Stock-Based Compensation – Except for stock options granted to former Host and USA option holders in connection with the Host-USA Acquisition, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” no compensation expense is recognized for such grants.

Pro forma net loss and loss per share required by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 5.15%, dividend yield of 0.0%, a weighted average volatility factor of .481, and a weighted average expected life for the options of 7.3 years. Had compensation cost been measured based on the fair value based accounting of FAS 123, the net loss available to common stockholders would have been $(39,703), or $(9.96) per share (basic and diluted), for the fiscal year ended August 31, 2003; $(5,552), or $(1.46) per share (basic and diluted), for the two months ended August 31, 2002; $(34,994), or $(9.59) per share (basic and diluted), for the fiscal year ended June 30, 2002; and $(18,901), or $(5.35) per share (basic and diluted), for the fiscal year ended June 30, 2001. Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until the year ended June 30, 2001.

Derivative Instruments and Hedging Activities – Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, as of July 1, 2000, the Company recognizes all derivatives, which include the value of interest rate swap agreements and, previously, the value of the Company’s warrants to purchase Gray common stocks (which were sold by the Company to Gray in April 2003), on the balance sheet at fair value. Net appreciation (depreciation) in the value of the Company’s derivatives was $(1,035) for the fiscal year ended August 31, 2003; $(423) and $(632) for the two months ended August 31, 2002 and 2001, respectively; and $(3,345) and $2,988 for the fiscal years ended June 30, 2002 and 2001, respectively.

Earnings (Loss) Per Share – Basic earnings per share excludes any dilutive effects of stock options. In periods where they are anti-dilutive, dilutive effects of stock options are excluded from the calculation of dilutive earnings (loss) per share. Earnings (loss) per share and share amounts for periods prior to May 2003 have been retroactively adjusted to consider the effects of the Company’s 1-for-10 reverse stock split on May 18, 2003.

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

Previously, in the year ended June 30, 2002, Gray, a company in which Bull Run has a significant investment (refer to Note 7), recorded an extraordinary charge in connection with an early extinguishment of debt. Since Bull Run accounts for its investment in Gray using the equity method, Bull Run reported its proportionate share of each of Gray’s extraordinary losses as an extraordinary charge, net of tax, in its financial statements. Gray adopted SFAS 145 in its first quarter ended March 31, 2003, and accordingly, reclassified each of its losses on its early extinguishment of debt from an extraordinary charge to income from continuing operations. Therefore, Bull Run has reclassified its proportionate share of such losses, amounting to $(950) in the year ended June 30, 2002, to continuing operations as a component of “Equity in earnings (losses) of affiliates.” The related income tax benefit of $323 in the year ended June 30, 2002 was reclassified to “Income tax benefit.”

5. DISCONTINUED OPERATION

The Company consummated the sale of Datasouth’s computer printer manufacturing operation on September 29, 2000. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements.

Certain of the proceeds to be realized on the sale of Datasouth’s assets are deferred under a subordinated note agreement with the purchaser that was amended in July 2002 to provide for variable quarterly payments by the purchaser to the Company calculated based on the purchaser’s operating profits, with any calculated payment subject to the purchaser’s borrowing capacity limitations under its senior credit agreement. Only a nominal payment on this note was received by the Company in the fiscal year ended August 31, 2003. The Company has concluded that a full recovery of the remaining $3,390 due on the note is doubtful. As a result, $1,695 was recorded as a reserve on the note receivable and accordingly charged to the Consolidated Statement of Operations to discontinued operations in the fiscal year ended August 31, 2003 as an adjustment of the loss on the sale of Datasouth. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

Datasouth generated revenue of $4,406 during the fiscal year ended June 30, 2001 prior to its sale and no operating profit or loss. No interest expense has been allocated to discontinued operations. There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, which remain with the Company after the disposal of Datasouth.

6. SUPPLEMENTAL CASH FLOW DISCLOSURES

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

	(unaudited)
Interest paid	$8,271	$1,151	$1,693	$10,143	$11,907
Income taxes paid (recovered), net	61	(3,627)	(99)	(472)	(2,015)
Noncash investing and financing activities:
Issuance of common stock in payment of preferred stock dividends	571	407
Exchange of subordinated debt for shares of preferred stock	1,783	4,097
Issuance of common stock in connection with debt issuance costs	1,349			753	1,449

7. INVESTMENT IN AFFILIATED COMPANIES

The Company’s investment in affiliated companies consists of the following:

	August 31, 2003		August 31, 2002

Affiliate	Amount	Voting %	Amount	Voting %

Gray			$19,102	26.1%
Rawlings			4,377	10.1%
iHigh	$0	35.1%	1,534	35.1%

Total	$0		$25,013

Equity in earnings (losses) of affiliated companies consists of the following:

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
Affiliate	2003	2002	2001	2002	2001

	(unaudited)
Gray	$546	$83	$(177)	$(1,364)	$(1,661)
Rawlings			(263)	(474)	113
iHigh	(750)	(193)	(114)	(1,074)	(2,614)
Other					(73)

Total	$(204)	$(110)	$(554)	$(2,912)	$(4,235)

Investment in Gray and Gain on Issuance of Common Shares – Prior to the sale in August 2003 of all Gray common stocks owned by the Company, the Company owned approximately 4.0% of Gray’s outstanding common stock. In addition, the Company previously owned warrants to purchase additional shares of Gray’s common stocks until the sale of such warrants in April 2003. Certain executive officers of the Company are also executive officers of Gray. Approximately half of the Gray common stocks owned by the Company were sold to Gray, and the remainder of the shares were sold to the Company’s Chairman of the board and family entities. Total proceeds on the sale of common stock, net of expenses of the sale, were $34,297. The warrants were sold back to Gray for total proceeds of $5,121. Proceeds of $31,233 from the sales of Gray common stocks and warrants were used to reduce outstanding long-term debt. All of these transactions were approved by independent members of the Company’s board of directors or a special committee appointed by the board made up of independent directors.

The Company has provided consulting services to Gray from time to time in connection with Gray’s acquisitions (including acquisition financing) and dispositions. In the fiscal year ended August 31, 2003, the Company recognized a $5,000 fee for services provided in connection with an acquisition by Gray. As a result of the Company’s equity investment in Gray, a portion of all consulting fees previously charged to Gray was deferred (such portion equal to the Company’s ownership % of Gray’s outstanding common stock). Upon the Company’s sale of its investment in Gray’s common stock in the August 2003, the Company recognized as consulting fee income all previously deferred income. The Company recognized consulting fee income of $5,664 in the fiscal year ended August 31, 2003; $0 and $3 for the two months ended August 31, 2002 and 2001, respectively; and $11 and $24 for the fiscal years ended June 30, 2002 and 2001, respectively.

In October 2002, Gray completed a public offering of 30,000 shares of its common stock for net proceeds of approximately $231,000, and in November 2002, Gray issued 4,500 additional shares for additional proceeds of approximately $35,000. Such cumulative proceeds were used in part by Gray to finance an October 2002 acquisition of a company that owns television stations, and finance an acquisition of an additional television station in December 2002. As a result of these transactions by Gray, the Company’s ownership of Gray’s outstanding common stock was reduced from 12.9% to 4.0%, representing a decline in the Company’s voting power in Gray from 26.1% to 18.0%. Since Gray’s net proceeds per share of issued common stock was an amount which was less than the Company’s carrying value per share of Gray common stocks owned prior to such transactions, a loss of $2,339 on the issuance of shares by Gray was reported by the Company in the fiscal year ended August 31, 2003. Certain executive officers of Gray and certain directors of Gray are also executive officers and directors of the Company; therefore the Company continued to account for its investment in Gray under the equity method subsequent to the issuance of shares by Gray, despite the dilution of the Company’s voting power to less than 20%, since the Company continued to have significant influence in Gray.

In the fiscal year ended June 30, 2002, the Company recognized the cumulative effect of an accounting change of $2,620, net of tax, as its proportionate share of a cumulative effect adjustment recognized by Gray in January 2002 as a result of Gray’s adoption of SFAS 142, and Gray’s associated reduction in previously unamortized goodwill and purchased intangibles.

Until all remaining shares were sold in September 2001, the Company owned shares of Gray’s series A and series B preferred stocks. Dividends on the series B preferred stock were payable in cash or in additional shares of series B preferred stock, at Gray’s option. Total dividend income on Gray series A and B preferred stock recognized by the Company was $127, $695 and $905 for the fiscal years ended June 30, 2002 and 2001. In September 2001, the Company sold its remaining shares of Gray series A and series B preferred stock for the redemption value of $6,803 to certain companies of which the Company’s Chairman of the board is an executive officer and/or principal stockholder, resulting in a gain to the Company of $3,064. In the fiscal year ended June 30, 2001, Gray redeemed series A preferred stock held by the Company at its redemption value of $5,000, resulting in a gain to the Company of $2,160.

In connection with the Company’s purchases of Gray’s series A and series B preferred stock in 1996, the Company acquired the warrants to purchase up to 731 shares of Gray’s class A common stock at $11.92 per share and warrants to purchase up to 375 shares of Gray’s class A common stock at $16.00 per share. Prior to the sale of these warrants in April 2003, the aggregate carrying value amounting to $7,409 as of August 31, 2002 and June 30, 2002, was included on the balance sheet as a component of “other assets” (refer also to the discussion of FASB Statement No. 133 in Note 4 under the caption “Derivative Instruments and Hedging Activities”).

Gray’s common stocks are publicly traded on The New York Stock Exchange (symbols: GTN and GTN.A). The aggregate market value of Gray common stocks owned by the Company was $27,175 on August 31, 2002 and $36,676 on June 30, 2002, based on the closing price per share as quoted on The New York Stock Exchange as of those dates.

Investment in Tarzian - In January 1999, the Company acquired shares of the outstanding common stock of Tarzian for $10,000, and subsequently sold such shares to Gray in December 2001. The Tarzian shares represented 33.5% of the total outstanding common stock of Tarzian, both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represented 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian filed suit in the United States District Court for the Southern District of Indiana against the seller, claiming that Tarzian had a binding and enforceable contract with the seller to purchase the shares. In February 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarded Tarzian $4.0 million in damages. The matter continues to be contested by both parties to the lawsuit. In March 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorney’s fees, expenses and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the shares to Tarzian and relinquish all claims to the stock. The Company’s stock purchase agreement with the seller would permit the Company to make a claim against the seller in the event that title to the shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana.

In March 1999, the Company executed an option agreement with Gray, whereby Gray had the option of acquiring the Tarzian investment from the Company for $10,000, plus related costs. In addition, Gray agreed to pay the Company a finder’s fee of $1,000. In connection with this option agreement, the Company also received from Gray warrants to acquire 100 shares of Gray’s common stock at $13.625 per share. After multiple extensions of this option, Gray exercised the option in December 2001 and acquired the Company’s investment for cash proceeds of $10,000. In April 2003, the Company sold the warrant to Gray (refer to “Investment in Gray and Gain on Issuance of Shares” above for a discussion of the sale of the warrant). The Company used the proceeds on the sale of the Tarzian shares to reduce its outstanding long-term debt.

The Company recognized option and finders fee income from Gray of $349 and $1,289 for the fiscal years ended June 30, 2002 and 2001, respectively. Option and finder fee income of $398 was deferred as of August 31, 2002 and June 30, 2002, as a result of the Company’s equity investment position in Gray. The previously deferred income of $398 was recognized as income in the fiscal year ended August 31, 2003 upon the Company’s sale of all of its investment in Gray common stocks in August 2003.

Investment in Rawlings – The Company sold its investment in Rawlings common stock in December 2002 for cash of $6,764, which was used to reduce the Company’s outstanding long-term debt. A loss on the Rawlings investment of $1,032 that had been previously reported as “Other comprehensive accumulated loss” (a component of the Company’s stockholders’ equity) was expensed in the fiscal year ended August 31, 2003, and reported as an investment valuation adjustment in the Company’s results of operations.

Rawlings’ common stock is publicly traded on the Nasdaq Stock Market. The aggregate market value of Rawlings common stock owned by the Company was $4,377 on August 31, 2002 and $4,328 on June 30, 2002, based on the closing price per share as quoted on the Nasdaq Stock Market as of those dates.

Investment in iHigh – In connection with the Host-USA Acquisition, the Company acquired 39.4% (currently, approximately 35.1%) of the then outstanding common stock of iHigh. The Company has a non-trade receivable due from iHigh of approximately $3.4 million, which has been fully reserved as of August 31, 2003, because the Company currently does not believe the receivable will be recovered in the foreseeable future. In the fiscal year ended August 31, 2003, a $4,211 investment valuation charge was reported by the Company to reduce the non-trade receivable and the carrying value of the investment in iHigh to zero. Amounts due from iHigh were previously reported as a component of “Accounts receivable” in prior years.

Investment in Quokka / Total Sports – In 1998 and 1999, the Company acquired shares of Total Sports, Inc. convertible preferred stocks. In connection with the Host-USA Acquisition, the Company acquired shares of Total Sports common stock owned by Host. In November 2000, Total Sports was sold to Quokka Sports, Inc. (“Quokka”). In exchange for its investment in preferred and common stock of Total Sports, the Company received Quokka common stock and warrants to purchase Quokka common stock. In April 2001, Quokka announced its intention to seek protection under the Federal Bankruptcy Code and soon thereafter, ceased all operations. For the fiscal year ended June 30, 2001, the Company recognized an investment impairment charge of approximately $8,000 in connection with its investment in Total Sports and Quokka. Quokka operated a sports-oriented web site and provided web site services for amateur and professional sports organizations and conferences, college athletic departments, and selected corporations.

Summarized Aggregate Financial Information (unaudited) –

The aggregate financial position of Gray and iHigh as of August 31, 2002 was as follows:

August 31,
2002

Current assets	$47,392
Property and equipment	60,488
Total assets	598,005
Current liabilities	25,476
Long-term debt	378,799
Total liabilities	461,802
Redeemable preferred stock	39,156
Stockholders’ equity	97,047

The aggregate operating results of Gray and iHigh are as follows:

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

Operating revenue	$256,741	$27,518	$24,496	$161,819	$168,518
Income from operations	65,984	6,667	1,069	27,147	20,936
Net income (loss)	11,879	658	(3,112)	(5,597)	(14,305)

Due to aggregate cumulative net losses reported by iHigh during the period in which the Company has had its investment, there are no aggregate undistributed earnings of investments accounted for by the equity method as of August 31, 2003.

8. PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following:

	August 31,

	2003	2002

Land	$448	$448
Building	962	962
Leasehold and building improvements	614	614
Machinery and equipment	2,827	2,840
Office furniture and equipment	3,558	3,586

	8,409	8,450
Accumulated depreciation and amortization	4,099	3,279

	$4,310	$5,171

9. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS

The net change in the carrying amount of goodwill by reportable business segment is as follows:

	Collegiate
	Marketing and		Affinity
	Production	Affinity	Management
	Services	Events	Services	Total

As of July 1, 2000, restated	$63,581	$2,675	$7,070	$73,326
Adjustments	(2,400)	(101)	(267)	(2,768)
Amortization	(2,949)	(124)	(328)	(3,401)

As of June 30, 2001, restated	58,232	2,450	6,475	67,157

As of June 30, 2002, restated	58,232	2,450	6,475	67,157

As of August 31, 2002, restated	58,232	2,450	6,475	67,157
Impairment charge	(21,043)	(2,450)		(23,493)

As of August 31, 2003	$37,189	$0	$6,475	$43,664

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate
	Marketing and		Affinity
	Production	Affinity	Management
	Services	Events	Services	Total

As of July 1, 2000	$16,855	$4,281	$2,700	$23,836
Acquisition		2,509		2,509
Amortization	(866)	(314)	(139)	(1,319)

As of June 30, 2001	15,989	6,476	2,561	25,026
Amortization	(984)	(117)	(141)	(1,242)
Impairment charge	(6,582)			(6,582)

As of June 30, 2002	8,423	6,359	2,420	17,202
Amortization	(160)	(20)	(23)	(203)

As of August 31, 2002	8,263	6,339	2,397	16,999
Adjustments		826		826
Amortization	(957)	(118)	(141)	(1,216)
Impairment charge		(7,047)		(7,047)

As of August 31, 2003	$7,306	$0	$2,256	$9,562

The Company recognized a total impairment charge of $30,540 at August 31, 2003 (of which, $23,493 was attributable to goodwill, $4,735 to trademarks and $2,312 to customer relationships) based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for each of the Company’s business units. The impairment charge is reflected in “Amortization of acquisition intangibles” in the Company’s consolidated results of operations for the fiscal year ended August 31, 2003, and the amounts reported in the Company’s consolidated balance sheet as “Goodwill” and “Customer relationships and trademarks” as of August 31, 2003 were reduced accordingly.

As a result of the differences between the Host-CBS Contract and the predecessor Host-NCAA Contract, the Company accelerated approximately $6,582 of amortization expense at June 30, 2002, pertaining to the customer relationship intangible assets, since such differences significantly altered the contractual nature of the Company’s underlying relationship with the NCAA.

The Company currently estimates that annual amortization expense of customer relationship intangible assets for the fiscal year ending August 31, 2004 will be approximately $1,099, then $563 per year thereafter until fully amortized in December 2015.

Accumulated amortization of acquisition intangibles and impairment charges were $47,348 and $15,592 as of August 31, 2003 and 2002, respectively, including $29,076 and $5,583 associated with goodwill as of each of the respective dates.

SFAS 142 was adopted effective July 1, 2001. Had SFAS 142 been effective for the fiscal year ended June 30, 2001, the Company’s reported net loss, as adjusted would have been as follows:

	Year Ended	Per Share
	June 30, 2001	Amounts

Net loss, as reported	$(18,704)	$(5.30)
Adjustments for pro forma effects of SFAS 142:
Reduction in amortization of acquisition intangibles, restated	3,724	1.06
Adjustment to equity in losses of affiliates	1,696	0.48
Decrease in income tax benefit, restated	(1,063)	(0.30)

Net loss, as adjusted	$(14,347)	$(4.06)

10. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:

	August 31,

	2003	2002

Incurred unbilled costs	$3,253	$5,442
Guaranteed rights fees and profit splits	2,793	1,371
Interest	746	614
Other	2,808	1,931

	$9,600	$9,358

11. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consist of the following:

	August 31,

	2003	2002

Term Loans	$35,932	$73,932
Revolver	20,000	19,825
Subordinated Notes	17,299	19,184

	73,231	112,941
Less current portion	590	19,850

	$72,641	$93,091

As amended in August 2003, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $35,932 and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000. All amounts outstanding under the Term Loans and the Revolver are due on November 30, 2004, and bear interest at either the banks’ prime rate or the London Interbank Offered Rate (“LIBOR”) plus 3.25%, payable monthly. The amendment in August 2003 reduced the interest rate charged by the banks and revised the maturity date of the agreement to November 30, 2004 from September 30, 2003. As of August 31, 2003, all amounts available under the Revolver were borrowed, and no additional borrowing capacity was available. As of August 31, 2003, all borrowings under the Term Loans and Revolver were subject to the prime rate of 4.0%.

Under the terms of the credit agreement, up to an aggregate of $12.5 million in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. Through November 2003, the Company has received $9.1 million of cash for working capital purposes, including $2 million received from the Company’s Chairman in November 2003, and as a result, the Company has the capacity under its bank credit agreement to source approximately an additional $3.4 million of cash from the issuance of equity or debt securities during the remaining term of the credit facility. The Company’s Chairman has committed up to an additional $1 million in cash over the next year to be used for working capital purposes at the Company’s option, in return for equity or debt securities of the Company.

As a result of an amendment to the Company’s bank credit agreement in October 2002 and the Company’s plans for principal repayment by August 31, 2003 and June 30, 2003, $19,850 was presented in the balance sheet as the current portion of long-term debt as of August 31, 2002, and the remainder was classified as a long-term liability. As of August 31, 2002 all borrowings under the Term Loans were subject to the banks’ prime rate-based rate of 6.25% and all borrowings under the Revolver were subject to the banks’ prime rate-based rate of 5.75%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. Long-term debt is collateralized by all of the Company’s assets. During the fiscal years ended June 30, 2002 and 2001, the Company was periodically out of compliance with certain financial covenants, some of which having since been eliminated under the amended credit agreement, and other provisions considered to be events of default under the terms of the credit agreement; however, the Company obtained waivers of each of these events of default, and is presently in compliance with all provisions of the credit agreement as last amended in August 2003.

In connection with the Company’s bank credit facilities, the Company’s Chairman of the board entered into a guarantee agreement in favor of the banks, for which he received compensation from the Company during the fiscal year ended August 31, 2003, and the fiscal years ended June 30, 2002 and 2001 in the form of 221, 106, and 87 restricted shares of the Company’s common stock then valued at $1,349, $753 and $1,449, respectively. The value of the shares issued to the Chairman is based on an annual compensation rate of 1.625% of the guarantee amount. The guarantee agreement currently requires the Chairman to personally guarantee up to $53,000 of the Company’s outstanding bank debt. The guaranteed amount has historically reduced, and will continue to reduce, dollar for dollar, as the aggregate outstanding amount under the Term Loans is reduced, subject to certain limitations. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the Company’s debt currently payable to the banks as a secured creditor.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes having an aggregate face value of $18,594. Interest is payable quarterly and the notes had an original maturity date of January 17, 2003. During the fiscal year ended August 31, 2003, each remaining holder of 8% subordinated notes agreed to amend the maturity date of their note, in substantially all cases, to January 17, 2006. In May 2003, a director of the Company and his spouse each agreed to exchange 8% subordinated notes held by them, having an aggregate face value of $1,783, to shares of the Company’s convertible series D preferred stock. Subsequent to August 31, 2003 and through November 2003, holders of 8% subordinated notes representing an aggregate face value of $8,016 agreed to exchange their notes for shares of the Company’s series E preferred stock. In connection with the acquisition of certain business operations, the Company also issued 9% subordinated notes in September 2000 having an aggregate face value of $1,180, due in annual installments of $590 with interest. In October 2002 the holders of these subordinated notes representing an aggregate outstanding amount of $590 agreed to amend the maturity date of their notes to March 31, 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

In July 2003, the Company issued to a company of which the Company’s Chairman is the principal stockholder and an executive officer, a 9% subordinated note for $5,000, the proceeds from which were used for a principal payment paid on the Term Loans. In August 2003, this note was paid in full with a portion of the proceeds received upon the sale of the Company’s shares of Gray common stocks.

In July 2002, the Company issued to the Company’s Chairman 9% subordinated notes totaling $4,000, the proceeds from which were used by the Company for working capital purposes. In August 2002, these notes and the accrued interest thereon were exchanged for shares of the Company’s series C preferred stock (then in May 2003, exchanged for shares of the Company’s series D preferred stock) having an aggregate face amount of $4,097.

Aggregate maturities of the Company’s long-term debt and notes payable as of August 31, 2003 are $590, $58,951 and $13,690 in the fiscal years ending August 31, 2004, 2005 and 2006, respectively, and none thereafter; however, subsequent to August 31, 2003, aggregate debt of $8,016 maturing in the fiscal year ending August 31, 2006 was exchanged for shares of the Company’s series E preferred stock.

The Company is a party to an interest rate swap agreement terminating on December 31, 2004, involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The Company was a party to a second interest rate swap agreement terminating on December 31, 2002, which involved the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt.

12. INCOME TAXES

The Company’s income tax benefit (provision) attributable to continuing operations consists of the following:

		Two Months Ended			Year Ended
	Year Ended	August 31,			June 30,
	August 31,
	2003	2002		2001	2002	2001

				(restated)	(restated)	(restated)
				(unaudited)
Current	$	$		$	$	$
Deferred	(5,222)			1,586	2,175	6,681

	$(5,222)		$0	$1,586	$2,175	$6,681

The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

			(restated)	(restated)	(restated)
			(unaudited)
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%	34.0%
Non-deductible goodwill amortization and impairment	(25.7)				(4.8)
State income taxes, net of federal tax benefit	1.0	5.0	2.1	2.1	2.0
Change in valuation allowance	(26.0)	(34.5)		(28.1)
Other, net	(0.1)	(4.5)	(4.5)	(1.6)	(3.7)

Effective tax rate	(16.8)%	0.0%	31.6%	6.4%	27.5%

As of August 31, 2003, the Company has a net operating loss carryforward for tax purposes of approximately $59,300 expiring beginning in 2018 to reduce Federal taxable income in the future. The Company also has an Alternative Minimum Tax credit carryforward of $490 and a business credit carryforward of $116 as of August 31, 2003, to reduce regular Federal tax liabilities in the future.

In the fiscal year ended June 30, 2002, the Company established a valuation allowance of $9,575 and increased it to $11,425 in the two months ended August 31, 2002, because it was estimated that the Company may not ultimately realize all of the tax benefits from the net operating loss carryforward prior to its expiration. As of August 31, 2003 the Company increased the valuation allowance for net deferred tax assets to $19,498, thereby reducing the carrying amount of deferred taxes in the balance sheet to zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax asset may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Deferred tax liabilities (assets) associated with continuing operations are comprised of the following:

	August 31,

	2003	2002

		(restated)
Property and equipment	$1,710	$1,488
Acquisition intangible assets	3,586	6,334
Valuation of derivative financial instruments		941

Gross deferred tax liabilities	5,296	8,763

Allowance for doubtful accounts	(174)	(192)
Investment in and advances to affiliates	(699)	(4,063)
Valuation of derivative financial instruments	(640)
Reserves against nonoperating receivables	(1,862)
Accrued expenses	(203)	(43)
Deferred income		(430)
Nonqualified stock options outstanding	(1,399)	(1,395)
Net operating loss carryforward	(19,211)	(20,140)
Alternative Minimum Tax credit carryforward	(490)	(490)
Business credit carryforward	(116)	(116)

Gross deferred tax assets	(24,794)	(26,869)
Less: valuation allowance	19,498	11,425

Deferred tax assets net of valuation allowance	(5,296)	(15,244)

Total deferred tax liability (asset), net	$0	$(6,681)

13. PREFERRED STOCK ISSUANCE AND EXCHANGE

In June 2001, the Company issued 3 shares of its series A preferred stock (the “Series A Preferred Stock”) with detachable warrants, for cash of $3,000, to companies of which the Company’s Chairman is an executive officer and/or principal stockholder. In November 2001, the Company issued 2.4 shares of its redeemable series B convertible preferred stock (the “Series B Preferred Stock”) for cash of $2,400 to a company of which the Company’s Chairman is an executive officer and principal stockholder. In addition, all holders of the Series A Preferred Stock elected to exchange their aggregate total of 3 shares of Series A Preferred Stock and the detachable warrants for the same number of shares of Series B Preferred Stock. In May 2003, the holders of Series B Preferred Stock elected to exchange their aggregate total of 5.4 shares of Series B Preferred Stock for the same number of shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”).

In August 2002, 9% subordinated notes issued to the Company’s Chairman, along with accrued interest and fees thereon, were exchanged for 4.1 newly-issued shares of the Company’s series C convertible preferred stock (“Series C Preferred Stock”) having an aggregate face amount of $4,097. In September 2002, the Company’s Chairman and companies of which the Chairman is an executive officer and/or principal stockholder invested an additional aggregate total of $3,000 in cash for 3 shares of Series C Preferred Stock, which was used by the Company for working capital purposes. In May 2003, each of the holders of Series C Preferred Stock elected to exchange the aggregate total of 7.1 shares of Series C Preferred Stock for the same number of shares of Series D Preferred Stock.

In May 2003, a director of the Company and his spouse each agreed to convert 8% subordinated notes held by them, having an aggregate face value of $1,783, to 1.8 shares of Series D Preferred Stock.

Each share of the Series D Preferred Stock held by former holders of Series A and Series B Preferred Stock is convertible at the holder’s option into one hundred shares of the Company’s common stock beginning in November 2003. Each share of the Series D Preferred Stock held by the former holder of Series C Preferred Stock is convertible at the holder’s option into one hundred shares of the Company’s common stock beginning in July 2004. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time. All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

In September 2003, the Company offered to its 8% subordinated note holders an ability to exchange their notes for shares of a newly-authorized series E convertible preferred stock (“Series E Preferred Stock”). Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock. Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. Through November 2003, subordinated note holders have elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.0 shares of Series E Preferred Stock. Of the $8,016 exchanged, $5,257 notes having an aggregate face amount of $5,257 were acquired by the Company’s Chairman immediately prior to the exchange. In addition, the 1.8 shares of Series D Preferred Stock previously issued to a director of the Company and his spouse (both of which were formerly holders of subordinated notes) were exchanged for the same number of shares of Series E Preferred Stock.

In November 2003, the Company issued 2.0 shares of series F convertible preferred stock (“Series F Preferred Stock”) to the Company’s Chairman for $2,000. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning two years following the date of issuance of the Series F Preferred Stock. Each holder of the Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

14. STOCK OPTIONS

The Company’s 1994 Long Term Incentive Plan (the “1994 Plan”) reserves 720 shares of Company common stock for issuance of stock options, restricted stock awards and stock appreciation rights. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from five to ten years. In connection with the Host-USA Acquisition, options for an aggregate of approximately 282 exercisable shares were granted to former holders of options for Host and USA shares, at exercise prices ranging from $3.40 to $40.60 per share. As of August 31, 2003 and 2002, there were approximately 180 and 79 shares available for future option grants under the 1994 Plan, respectively.

The Company’s Non-Employee Directors’ 1994 Stock Option Plan (the “1994 Directors’ Plan”) reserves 35 shares of the Company’s common stock for issuance of stock options. Options under the 1994 Directors’ Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors’ Plan were 120 as of August 31, 2003 and 135 as of August 31, 2002.

Information with respect to the Company’s stock option plans follows:

	Option	Option	Exercisable	Option
	Shares	Price Range	Shares	Price Range

Outstanding as of July 1, 2000	385	$3.44 - $43.75
Grants	136	$13.50 - $20.63
Exercised	(3)	$6.87
Forfeited	(36)	$6.87 - $40.60

Outstanding as of June 30, 2001	482	$3.44 - $43.75	336	$3.44 - $43.75
Grants	118	$9.30 - $10.50
Exercised	(6)	$8.75
Forfeited	(48)	$8.75 - $42.50

Outstanding as of June 30, 2002	546	$3.44 - $43.75	377	$3.44 - $43.75
Forfeited	(26)	$10.50 - $42.50

Outstanding as of August 31, 2002	520	$3.44 - $43.75	388	$3.44 - $43.75
Grants	12	$5.70 - $5.80
Exercised	(60)	$3.44
Forfeited	(118)	$3.44 - $20.63

Outstanding as of August 31, 2003	354	$3.44 - $43.75	277	$3.44 - $43.75

The weighted average per share fair value of options granted was $3.70 for the fiscal year ended August 31, 2003, and $6.19 and $8.30 for the fiscal years ended June 30, 2002 and 2001, respectively.

As of August 31, 2003, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life was as follows: 7 exercisable shares at $8.75 per share, expiring in 0.8 years; 15 exercisable shares at $15.00 per share, expiring in 1.1 years; 8 exercisable shares at $24.38 per share, expiring in 2.6 years; 1 exercisable share at $23.80 per share, expiring in 3.6 years; 1 exercisable share at $43.75 per share, expiring in 4.7 years; 6 exercisable shares at $37.29 per share expiring in 5.5 years; 65 exercisable shares at $8.53 per share expiring in 3.6 years; 12 exercisable shares at $42.50 per share expiring in 6.6 years; 132 shares at $14.79 per share expiring in 6.2 years (88 shares of which were exercisable); 95 shares at $10.48 per share expiring in 7.9 years (72 shares of which were exercisable); and 12 shares at $5.79 per share expiring in 9.2 years (2 shares of which were exercisable).

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s interest rate swap agreement, having a notional amount of $25,000, is included as a component of either “Other liabilities” or “Other assets” in the consolidated balance sheet (see “Derivative Instruments and Hedging Activities” in Note 4). A second interest rate swap agreement, having a notional amount of $20,000 expired in December 2002. The fair value, which equals the estimated amount to be received (paid) on terminating the swap agreements, if the Company had elected to do so, was $(1,705) as of August 31, 2003 and $(2,958) as of August 31, 2002. The aggregate fair value of warrants to acquire the common stock of Gray, likewise included as a component of “other assets” in the consolidated balance sheet until sold in April 2003, was $7,409 as of August 31, 2002. The fair values of the warrants were determined based on an independent appraisal as of June 30, 2002.

The aggregate fair value of the Company’s investment in affiliated companies was approximately $52,000, compared to the carrying value of $32,423, as of August 31, 2002. There was no value attributed to investments or carrying value of investments as of August 31, 2003 as a result of the Company’s sale of its investments in Gray and Rawlings, and its impairment charge taken in connection with its investment in iHigh during the fiscal year then ended. The estimate of fair value was based on, in the case of Gray, independent appraisals as of June 30, 2002 used in connection for valuing the warrants to acquire the common stock of Gray owned by the Company; in the case of publicly-traded Rawlings, quoted market prices on the Nasdaq Stock Market as of August 31, 2002; and in the case of iHigh, the value attributed to iHigh at the date of the Host-USA Acquisition less the Company’s equity in iHigh’s net losses through August 31, 2002; and management estimates.

All other financial instruments, including cash, cash equivalents, receivables, payables and variable rate bank debt are estimated to have a fair value which approximates carrying value in the financial statements.

16. RETIREMENT PLANS

The Company has a 401(k) defined contribution benefit plan (following a merger of two plans effective July 1, 2001), whereby employees of the Company may contribute a portion of their gross pay to the plans subject to limitations set forth by the Internal Revenue Service. A 401(k) plan for Datasouth’s employees was terminated as of January 1, 2002. The Company may make matching and/or discretionary contributions to the employees’ accounts in amounts based on criteria set forth in the plan agreements. Total Company contributions to the plans were $335 for the fiscal year ended August 31, 2003, including shares of the Company’s common stock then valued at an aggregate of $273; $59 and $150 for the two months ended August 31, 2002 and 2001, respectively; and $517 and $1,163 for the fiscal years ended June 30, 2002 and 2001, respectively.

17. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s contractual obligations as of August 31, 2003:

	Payments Due by Period as of August 31, 2003

		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years

Long-term debt obligations	$73,231	$590	$72,641	$	$
Operating lease obligations	4,248	1,691	1,354	640	563
Purchase obligations	39,187	14,508	19,062	5,617

Total	$116,666	$16,789	$93,057	$6,257	$563

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2008.

Bull Run’s executive offices are leased from a company affiliated with a principal stockholder and director of the Company under a month-to-month operating lease. Host has various operating leases for facilities and equipment expiring in 2004 through 2010. The Company’s total rental expense was $2,414 for the fiscal year ended August 31, 2003; $484 and $404 for the two months ended August 31, 2002 and 2001, respectively; and $2,617 and $2,505 for the fiscal years ended June 30, 2002 and 2001, respectively. The minimum annual rental commitments under these and other leases with an original lease term exceeding one year are $1,691, $838, $516, $344 and $296 for the fiscal years ending August 31, 2004 through 2008, respectively, and $563 thereafter.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

18. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

			(restated)	(restated)
	(unaudited)
Loss from continuing operations before cumulative effect of accounting change	$(36,291)	$(5,355)	$(3,428)	$(31,938)	$(17,584)
Preferred dividends	(1,149)	(93)	(45)	(396)

Loss available to common stockholders before cumulative effect of accounting change	(37,440)	(5,448)	(3,473)	(32,334)	(17,584)
Cumulative effect of accounting change				(2,620)	(1,120)

Loss from continuing operations	(37,440)	(5,448)	(3,473)	(34,954)	(18,704)
Loss from discontinued operations	(1,695)

Net loss available to common stockholders	$(39,135)	$(5,448)	$(3,473)	$(34,954)	$(18,704)

Weighted average number of common shares outstanding for basic loss per share	3,987	3,793	3,599	3,649	3,531
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted loss per share	3,987	3,793	3,599	3,649	3,531

Basic and diluted earnings (loss) per share:
Loss available to common stockholders before cumulative effect of accounting change	$(9.39)	$(1.44)	$(0.96)	$(8.86)	$(4.98)
Cumulative effect of accounting change				(0.72)	(0.32)

Loss from continuing operations	(9.39)	(1.44)	(0.96)	(9.58)	(5.30)
Loss from discontinued operations	(0.43)

Net loss available to common stockholders	$(9.82)	$(1.44)	$(0.96)	$(9.58)	$(5.30)

The effect of potentially dilutive employee stock options, which were not considered above because they were anti-dilutive, was 38 shares for the fiscal year ended August 31, 2003; 70 shares and 141 shares for the two months ended August 31, 2002 and 2001, respectively; and 109 shares and 181 shares for the fiscal years ended June 30, 2002 and 2001, respectively.

Outstanding shares of the Company’s convertible preferred stock as of August 31, 2003 may ultimately be converted into an aggregate total of 1,428 shares of the Company’s common stock, subject to required preferred stock holding periods. In November 2003, preferred stock having an aggregate face value of $5,400 is eligible to be converted into an aggregate total of 540 shares of common stock. No other currently outstanding shares of preferred stock outstanding are eligible for conversion prior to August 31, 2004.

19. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

			(restated)	(restated)
	(unaudited)
Net loss	$(37,986)	$(5,355)	$(3,428)	$(34,558)	$(18,704)
Other comprehensive income (loss):
Change in the valuation of available-for-sale investments	2,050	30		(2,080)

Comprehensive loss	$(35,936)	$(5,325)	$(3,428)	$(36,638)	$(18,704)

The change in valuation of available-for-sale investments resulted from the change in accounting for the Company’s investment in Rawlings from the equity method to accounting for it as an “available-for-sale” marketable security (as discussed in Note 8 under the caption “Investment in Affiliated Companies”).

20. SEGMENT DATA

Following the Host-USA Acquisition, the Company has four business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily includes services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); (b) event management and marketing services (“Affinity Events”); (c) association management services (“Affinity Management Services”); and (d) consulting services rendered to a related party (“Consulting”). The Company does not anticipate receiving any additional consulting fees from the related party in the future. A fifth business segment, associated with computer printer manufacturing and related sales and services, has been classified as a discontinued segment.

Information for each of the Company’s segments associated with continuing operations follows:

		Two Months Ended		Year Ended
	Year Ended	August 31,		June 30,
	August 31,
	2003	2002	2001	2002	2001

Net revenues, continuing operations:
Collegiate Marketing and Production Services	$55,354	$3,307	$5,838	$79,099	$85,019
Affinity Events	14,051	4,899	4,921	19,248	24,177
Affinity Management Services	8,775	1,284	2,015	14,714	11,117
Consulting	5,664		3	11	24

	$83,844	$9,490	$12,777	$113,072	$120,337

Operating income (loss):
Collegiate Marketing and Production Services	$930	$(1,941)	$(1,182)	$(4,944)	$4,795
Affinity Events	(3,896)	(1,389)	117	(2,424)	(3,837)
Affinity Management Services	1,553	152	47	1,275	1,681
Consulting	5,664		3	11	24
Amortization and impairment of acquisition intangibles	(31,756)	(203)	(171)	(7,824)	(4,720	) a
Unallocated general and administrative costs	(1,354)	(240)	(444)	(2,150)	(2,274)

	$(28,859)	$(3,621)	$(1,630)	$(16,056)	$(4,331	) b

Depreciation expense, continuing operations:
Collegiate Marketing and Production Services	$923	$185	$190	$1,301	$901
Affinity Events	145	35	30	92	634
Affinity Management Services	117	27	35	118	109
Unallocated general and administrative costs	8	2	1	7	6

	$1,193	$249	$256	$1,518	$1,650

Capital expenditures:
Collegiate Marketing and Production Services	$216	$44	$52	$214	$430
Affinity Events	110	22	26	44	656
Affinity Management Services	12			7	77
Unallocated general and administrative costs	2			14	3

	$340	$66	$78	$279	$1,166

a	Amount has been restated; the amount previously reported was $(4,267).

b	Amount has been restated; the amount previously reported was $(3,878).

	August 31,

	2003	2002

Total assets:
Collegiate Marketing and Production Services	$12,611	$16,661
Affinity Events	3,514	3,587
Affinity Management Services	827	906
Investments in affiliated companies		25,013
Goodwill, customer base and trademarks	53,226	84,156	a
Net assets of discontinued segment	1,695	3,491
Other	4,737	13,155	b

	$76,610	$146,969	c

a	Amount has been restated; the amount previously reported was $74,861.

b	Amount has been restated; the amount previously reported was $27,855.

c	Amount has been restated; the amount previously reported was $152,374.

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended

	November 30,	February 28,	May 31,	August 31,
	2002	2003	2003	2003

Revenue from services rendered	$31,109	$17,626	$18,154	$16,955
Operating income (loss)	6,308	(1,760)	(738)	(32,669)
Loss from continuing operations	(1,244)	(5,042)	(4,659)	(25,346)
Loss on disposal of discontinued segment				(1,695)
Net loss	(1,244)	(5,042)	(4,659)	(27,041)
Preferred dividends	(259)	(281)	(288)	(321)
Net loss available to common stockholders	(1,503)	(5,323)	(4,947)	(27,362)
Per share data, basic and diluted:
Loss available to common stockholders from continuing operations	$(0.39)	$(1.38)	$(1.25)	$(6.22)
Loss from discontinued segment				$(0.41)
Net loss available to common stockholders	$(0.39)	$(1.38)	$(1.25)	$(6.63)
Weighted average number of shares, basic and diluted	3,831	3,867	3,971	4,129

	Quarter Ended				Two Months
					Ended
	September 30,	December 31,	March 31,	June 30,	August 31,
	2001	2001	2002	2002	2002

				(restated)
Revenue from services rendered	$23,104	$34,082	$34,035	$21,851	$9,490
Operating income (loss)	(2,133)	(672)	(1,540)	(11,711)	(3,621)
Loss from continuing operations before cumulative effect adjustment	(3,665)	(3,297)	(4,103)	(20,873)	(5,355)
Cumulative effect of accounting change			(2,620)
Loss from continuing operations	(3,665)	(3,297)	(6,723)	(20,873)	(5,355)
Net loss	(3,665)	(3,297)	(6,723)	(20,873)	(5,355)
Preferred dividends	(68)	(85)	(121)	(122)	(93)
Net loss available to common stockholders	(3,733)	(3,382)	(6,844)	(20,995)	(5,448)
Per share data, basic and diluted:
Loss available to common stockholders from continuing operations before cumulative effect adjustment	$(1.04)	$(0.94)	$(1.16)	$(5.63)	$(1.44)
Loss available to common stockholders from continuing operations	$(1.04)	$(0.94)	$(1.87)	$(5.63)	$(1.44)
Net loss available to common stockholders	$(1.04)	$(0.94)	$(1.87)	$(5.63)	$(1.44)
Weighted average number of shares, basic and diluted	3,600	3,614	3,651	3,729	3,793

The Company changed its fiscal year end from June 30 to August 31, effective August 31, 2002.

Certain amounts for the quarter ended June 30, 2002 have been restated as follows: (a) the previously reported loss from continuing operations and net loss was $(19,073); (b) the previously reported net loss available to common stockholders was $(15,590); and (c) the previously reported loss per share was $(4.18).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2003, the Company’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to August 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Except for the information stated below, the information required by the item is set forth under the caption “Election of Directors – Nominees” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

     In addition to Messrs. Robinson, Prather and Howell, who are listed in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein, the Company has the following executive officer:

     FREDERICK J. ERICKSON, 45, has been Vice President – Finance, Treasurer and Chief Financial Officer of the Company since 1994; has served in the capacity of Executive Vice President – Finance & Administration or similar capacities with Datasouth from 1993 to 2001.

     Code of Ethics

     Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officer. The Code of Ethics for the Chief Executive Officer and Chief Financial Officer is posted on the Company’s website, www.bullruncorp.com, (under the “Corporate Governance” caption) and is included as Exhibit 14 to the Form 10-K. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officer by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company’s principal executive’s offices.

Item 11. Executive Compensation

     The information required by the item is set forth under the caption “Management Compensation” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by the item is set forth under the captions “Principal Stockholders” and “Security Ownership of Management” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     The information required by the item is set forth under the captions “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     The information required by the item is set forth under the captions “Ratification of Appointment of Auditors — Fees” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of documents filed as part of this report:

(1)	Financial Statements and Related Independent Auditors Report:

The following consolidated financial statements of the Company and Report of Independent Auditors are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets as of August 31, 2003, August 31, 2002 and June 30, 2002

Consolidated Statements of Operations for the year ended August 31, 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the years ended June 30, 2002 and 2001

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the year ended August 31, 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the years ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the year ended August 31, 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the years ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

Supplementary Data, Selected Quarterly Financial Data (Unaudited)

(2)	The following consolidated financial statement schedule of Bull Run Corporation is included in Item 15(d):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 16, 2003 for the purpose of furnishing the press release announcing the Company’s financial results for the fiscal quarter ended May 31, 2003.

Current Report on Form 8-K dated August 19, 2003 for the purpose of disclosing the Company’s sale of its investment in Gray common stocks and an amendment to the Company’s credit facility, and related pro forma financial information.

Current Report on Form 8-K dated August 28, 2003 for the purpose of disclosing the Company’s determination of its need to record a charge in the Company’s financial statements for the year ended August 31, 2003 for the impairment of goodwill and other acquisition intangible assets.

(c)	Exhibits

Exhibit
Numbers	Description

(2.1)	Restated Agreement and Plan of Merger, dated as of February 15, 1999, by and among Bull Run Corporation (formerly, BR Holding, Inc.), BR Holding, Inc. (formerly, Bull Run Corporation), Capital Sports Properties, Inc., Host Communications, Inc., Universal Sports America, Inc., Capital Merger Sub, Inc., Host Merger Sub, Inc., and USA Merger Sub, Inc. (g)

(2.2)	Form of Agreement and Plan of Merger, by and among Bull Run Corporation (formerly, BR Holding, Inc.), BR Holding, Inc. (formerly, Bull Run Corporation) and a wholly owned subsidiary of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.1)	Articles of Incorporation of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.2)	Certificate of Amendment to Articles of Incorporation, filed November 9, 2001 (h)

(3.3)	Certificate of Amendment to Articles of Incorporation, filed February 12, 2002 (h)

(3.4)	Certificate of Amendment to Articles of Incorporation, filed November 8, 2002 (i)

(3.5)	Certificate of Amendment to Articles of Incorporation, filed May 13, 2003 (j)

(3.6)	Certificate of Amendment to Articles of Incorporation, filed May 30, 2003 (j)

(3.7)	Certificate of Amendment to Articles of Incorporation, filed October 8, 2003 (x)

(3.8)	Certificate of Amendment to Articles of Incorporation, filed November 26, 2003 (x)

(3.9)	Bylaws of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(10.1)	Amended and Restated 1994 Long Term Incentive Plan (g)

(10.2)	1987 Non-Qualified Stock Option Plan (a)

(10.3)	Non-Employee Directors’ 1994 Stock Option Plan (b)

(10.5)	Stock Purchase Agreement dated January 28, 1999 by and between U.S. Trust Company of Florida Savings Bank, as Personal Representative of the Estate of Mary Tarzian and Bull Run Corporation (e)

(10.4)	Form of Stockholders’ Agreement, by and among Hilton H. Howell, Jr., Douglas L. Jarvie, Robinson-Prather Partnership, W. James Host and Charles L. Jarvie (g)

(10.6)	Second Amended and Restated Credit Agreement among BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc. and Datasouth Computer Corporation, as Borrowers, Bull Run Corporation, as a Guarantor, and Wachovia Bank, National Association, as Issuing Bank, Wachovia Securities, Inc., as Sole Lead Arranger and Book Manager and Wachovia Bank, National Association, as Administrative Agent, dated October 11, 2002 (h)

(10.7)	First Amendment to Second Amended and Restated Credit Agreement, dated August 18, 2003 (k)

(14)	Code of Ethics for Senior Financial Officers (x)

(21)	List of Subsidiaries of Registrant (x)

(23.1)	Consent of PricewaterhouseCoopers LLP (x)

(31.1)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (x)

(31.2)	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (x)

Exhibit
Numbers	Description

(32.1)	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (x)

(32.2)	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (x)

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

(h)	Filed as an exhibit to Form 10-K Annual Report for the year ended June 30, 2002 and incorporated by reference herein

(i)	Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002 and incorporated by reference herein

(j)	Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003 and incorporated by reference herein

(k)	Filed as an exhibit to Form 8-K Current Report dated as of August 18, 2003 and incorporated by reference herein

(x)	Filed herewith

(d)	Financial Statement Schedules

The response to this section is submitted as part of Item 15(a)(1) and Item 15(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 28, 2003.

BULL RUN CORPORATION

by:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. PRATHER, JR. Robert S. Prather, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 28, 2003

/s/ GERALD N. AGRANOFF Gerald N. Agranoff	Director	November 28, 2003

/s/ JAMES W. BUSBY James W. Busby	Director	November 28, 2003

/s/ FREDERICK J. ERICKSON Frederick J. Erickson	Vice President-Finance and Treasurer (Principal Accounting and Financial Officer)	November 28, 2003

/s/ W. JAMES HOST W. James Host	Director	November 28, 2003

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	Vice President, Secretary and Director	November 28, 2003

/s/ MONTE C. JOHNSON Monte C. Johnson	Director	November 28, 2003

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	November 28, 2003

/s/ GORDON D. WHITENER Gordon D. Whitener	Director	November 28, 2003

REPORT OF INDEPENDENT AUDITORS

Our audits of the consolidated financial statements of Bull Run Corporation referred to in our report dated November 25, 2003 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
November 25, 2003

BULL RUN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions[1]	Period

Year Ended August 31, 2003
Allowance for doubtful accounts	$514,000	$300,000	$0	$349,000	$465,000
Two Months Ended August 31, 2002
Allowance for doubtful accounts	$444,000	$85,000	$0	$15,000	$514,000
Year Ended June 30, 2002
Allowance for doubtful accounts	$545,000	$630,000	$0	$731,000	$444,000
Year Ended June 30, 2001
Allowance for doubtful accounts	$1,155,000	$576,000	$0	$1,186,000	$545,000

1 “Deductions” represent write-offs of amounts not considered collectible.