Form 10-Q
period 2003-11-30
BULL RUN CORP
filed 2004-01-14
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,388,736 shares of Common Stock, par value $.01 per share, were outstanding as of December 31, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	November 30,	August 31,
	2003	2003
ASSETS
Current assets:
Cash and cash equivalents	$76	$4,520
Accounts receivable, net of allowance of $507 as of November 30, 2003 and $465 as of August 31, 2003	14,229	10,071
Inventories	432	409
Prepaid costs and expenses	1,087	1,576

Total current assets	15,824	16,576
Property and equipment, net	4,101	4,310
Goodwill	43,664	43,664
Customer relationships and trademarks	9,248	9,562
Other assets	539	803
Net noncurrent assets of discontinued segment	1,695	1,695

	$75,071	$76,610

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$55,932	$590
Accounts payable	6,616	11,878
Deferred revenue	5,045	6,542
Accrued and other liabilities	14,681	9,600

Total current liabilities	82,274	28,610
Long-term debt	9,283	72,641
Other liabilities	2,054	2,361

Total liabilities	93,611	103,612

Commitments and contingencies
Stockholders’ deficit:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.497 shares having a $12,497 liquidation value and 14.28 shares having a $14,280 liquidation value as of November 30, 2003 and August 31, 2003, respectively)	12,497	14,280
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 9.799 shares; $9,799 liquidation value)	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000
Common stock, $.01 par value (authorized 100 shares; issued 4.370 and 4.324 shares as of November 30, 2003 and August 31, 2003, respectively)	44	43
Additional paid-in capital	80,237	80,138
Accumulated deficit	(123,117)	(121,463)

Total stockholders’ deficit	(18,540)	(27,002)

	$75,071	$76,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	November 30,
	2003	2002
Revenue from services rendered, including consulting fee income derived from affiliated company of $5,267 in 2002	$21,634	$31,109

Operating costs and expenses:
Direct operating costs for services rendered	15,391	18,066
Selling, general and administrative	5,987	6,431
Amortization of acquisition intangibles	313	304

Total operating costs and expenses	21,691	24,801

Income (loss) from operations	(57)	6,308

Other income (expense):
Equity in earnings of affiliated companies		173
Net change in value of certain derivative instruments	306	(1,674)
Loss on issuance of shares by affiliate		(2,339)
Loss on investment valuation adjustments		(977)
Interest expense	(1,086)	(2,193)
Debt issue cost amortization	(291)	(544)
Other income (expense), net	6	2

Net loss	(1,122)	(1,244)
Preferred dividends	(532)	(259)

Net loss available to common stockholders	$(1,654)	$(1,503)

Loss per share available to common stockholders, basic and diluted	$(0.38)	$(0.39)

Weighted average number of common shares outstanding:
Basic and diluted	4,340	3,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Series D	Series E	Series F
	Preferred	Preferred	Preferred	Common Stock
	Stock	Stock	Stock	Shares	Amount
As of September 1, 2003	$14,280	$	$	4,324	$43
Exchange of subordinated notes for shares of Series E preferred stock		8,016
Issuance of Series F preferred stock			2,000
Exchange of Series D preferred stock for shares of Series E preferred stock	(1,783)	1,783
Issuance of common stock				46	1

As of November 30, 2003	$12,497	$9,799	$2,000	4,370	$44

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Deficit
As of September 1, 2003	$80,138	$(121,463)	$(27,002)
Exchange of subordinated notes for shares of Series E preferred stock			8,016
Issuance of Series F preferred stock			2,000
Exchange of Series D preferred stock for shares of Series E preferred stock			0
Issuance of common stock	99		100
Preferred dividends		(532)	(532)
Net loss		(1,122)	(1,122)

As of November 30, 2003	$80,237	$(123,117)	$(18,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	November 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,122)	$(1,244)
Adjustments to reconcile net loss to net cash used in operations:
Provision for bad debts	50	54
Depreciation and amortization	871	1,166
Equity in earnings of affiliated companies		(173)
Dividends received from affiliated company		41
Net change in value of certain derivative instruments	(306)	1,674
Loss on issuance of shares by affiliate		2,339
Loss on investment valuation adjustments		1,032
Change in operating assets and liabilities:
Accounts receivable	(4,208)	(7,078)
Inventories	(23)	312
Prepaid costs and expenses	588	48
Accounts payable and accrued expenses	(2,209)	(480)
Other long-term liabilities		(534)

Net cash used in continuing operations	(6,359)	(2,843)
Net cash provided by discontinued operations		106

Net cash used in operating activities	(6,359)	(2,737)

Cash flows from investing activities:
Capital expenditures	(60)	(67)
Decrease in other assets	13	487

Net cash provided by (used in) investing activities	(47)	420

Cash flows from financing activities:
Borrowings from revolving line of credit		175
Debt issue costs	(38)	(953)
Issuance of preferred stock	2,000	3,000

Net cash provided by financing activities	1,962	2,222

Net decrease in cash and cash equivalents	(4,444)	(95)
Cash and cash equivalents, beginning of period	4,520	397

Cash and cash equivalents, end of period	$76	$302

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1.  BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the transition and comparative period reported. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of Bull Run Corporation for the fiscal year ended August 31, 2003.

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

Prior to the current fiscal year, the Company provided consulting services to Gray Television, Inc. (“Gray”), a company in which Bull Run had a significant investment until August 2003 (refer to Note 4), in connection with Gray’s acquisition and divestiture activities. In January 2004, the Company determined that it will not be engaged in such services in the future, with Gray or any other party, and as a result, the Company will present consulting income for all prior fiscal periods as income from discontinued operations beginning with the comparative financial statements to be filed on Form 10-Q for the period ending February 29, 2004. There are no expenses associated with the consulting segment, nor are there any assets or liabilities as of November 30, 2003 or August 31, 2003. Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for fiscal years beginning after May 15, 2002. For most companies, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Previously, in the three months ended November 30, 2002, Gray recorded an extraordinary charge in connection with an early extinguishment of debt. Since the Company accounted for its investment in Gray using the equity method, the Company reported its proportionate share of Gray’s extraordinary losses as an extraordinary charge in its financial statements. Gray adopted SFAS 145 in its first quarter ended March 31, 2003, and accordingly, reclassified each of its losses on its early extinguishment of debt, from an extraordinary charge to income from continuing operations. Therefore, Bull Run has reclassified its proportionate share of such losses, amounting to $(406) in the three months ended November 30, 2002, to continuing operations as a component of “Equity in earnings of affiliates.”

2.  LIQUIDITY

As of November 30, 2003, the Company’s negative working capital was approximately $66,500, including approximately $56,000 of bank debt maturing on November 30, 2004. In recent fiscal years, the Company has reported substantial losses and has consumed substantial cash in its operations. The Company has funded its liquidity needs through the issuance of preferred stock and through the sale of investments. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2004, management believes the Company has sufficient liquidity through at least August 31, 2004. Additionally, the Company’s Chairman has committed to contribute an additional $1,000 in capital to the Company through November 2004, if necessary, for additional shares of the Company’s common or preferred stocks or for subordinated debt.

As noted above and as further discussed in Note 5, the Company has approximately $56,000 of debt outstanding as of November 30, 2003 under its bank credit agreement, which matures on November 30, 2004. As further discussed in Note 5, the Company’s Chairman has guaranteed repayment of $53,000 of the outstanding bank debt. The Company’s ability to continue this or similar financing beyond the November 30, 2004 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Three Months Ended
	November 30,
	2003	2002
Interest paid	$1,211	$2,433
Income taxes paid	27	9
Noncash investing and financing activity:
Exchange of subordinated debt for shares of preferred stock	8,016
Issuance of common stock primarily in connection with debt issuance costs		487

4.  INVESTMENT IN AFFILIATED COMPANIES

Prior to August 31, 2003, the Company held investments in Gray common stocks and warrants to purchase additional shares of Gray common stocks. The Company accounted for its investments in Gray’s two publicly traded classes of common stock using the equity method. In April 2003, the Company sold the warrants back to Gray. In August 2003, the Company sold its investments in Gray common stocks to Gray and other parties affiliated with the Company, including the Company’s Chairman of its board of directors.

In October 2002, Gray completed a public offering of 30,000 shares of its common stock for net proceeds of approximately $231,200, and in November 2002, Gray issued an additional 4,500 shares for additional proceeds of approximately $34,900. As a result of these transactions by Gray, the Company’s ownership of Gray’s outstanding common stock was reduced from 12.9% to 4.0%. Since Gray’s net proceeds per share of issued common stock was an amount which was less than the Company’s carrying value per share of Gray common stock owned prior to such transactions, a loss of $2,339 on the issuance of shares by Gray was reported by the Company for the three months ended November 30, 2002. Certain executive officers of Gray and certain directors of Gray are also executive officers and directors of the Company; therefore until such time as the Company sold its investments in Gray common stocks, the Company continued to account for its investment in Gray under the equity method subsequent to the issuance of shares by Gray, despite the dilution of the Company’s voting power to less than 20%, since the Company continued to have significant influence in Gray.

The Company also previously held an investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) common stock until the sale of such stock on the open market in December 2002. The Company accounted for its investment in Rawlings’ publicly-traded common stock as an “available-for-sale” marketable security. As a result, the Company’s carrying value of its investment in Rawlings was based on the closing price of Rawlings’ common stock as quoted on the Nasdaq Stock Market. In the three months ended November 30, 2002, an unrealized loss of $1,032 on the Rawlings investment that had been previously reported as “other comprehensive accumulated loss” (a component of the Company’s stockholders’ equity) was expensed, and reported as an investment valuation adjustment in the Company’s results of operations. The impairment charge was realized in consideration of the terms of the Company’s subsequent sale of its investment in Rawlings.

5.  LONG-TERM DEBT

Long-term debt and notes payable consist of the following:

	November 30,	August 31,
	2003	2003
Term Loans	$35,932	$35,932
Revolver	20,000	20,000
Subordinated Notes	9,283	17,299

	65,215	73,231
Less current portion	55,932	590

	$9,283	$72,641

As amended in August 2003, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $35,932 and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000. All amounts outstanding under the Term Loans and the Revolver are due on November 30, 2004, and bear interest at either the banks’ prime rate or the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. The amendment in August 2003 reduced the interest rate charged by the banks and revised the maturity date of the agreement to November 30, 2004 from September 30, 2003. As of November 30, 2003, all amounts available under the Revolver were borrowed, and no additional borrowing capacity was available. As of November 30, 2003, all borrowings under the Term Loans and Revolver were subject to the prime rate of 4.0%.

Under the terms of the credit agreement, up to an aggregate of $12,500 in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. Through November 30, 2003, the Company has received approximately $9,100 of cash for working capital purposes, including $2,000 received from the Company’s Chairman in November 2003 for shares of the Company’s series F preferred stock, and as a result, the Company has the capacity under its bank credit agreement to source approximately an additional $3,400 of cash from the issuance of equity or debt securities during the remaining term of the credit facility. The Company’s Chairman has committed up to an additional $1,000 in cash until November 2004 to be used for working capital purposes at the Company’s option, in return for equity or debt securities of the Company.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. Long-term debt is collateralized by all of the Company’s assets. The Company is presently in compliance with all provisions of the credit agreement as last amended.

In connection with the Company’s bank credit facilities, the Company’s Chairman of the board entered into a guarantee agreement in favor of the banks, for which he receives compensation from the Company in the form of shares of the Company’s common stock. During the three months ended November 30, 2002, the Company issued approximately 49 restricted shares of the Company’s common stock then valued at approximately $442. No shares were issued for such purpose in the three months ended November 30, 2003. The value of the shares issued to the Chairman is based on an annual compensation rate of 1.625% of the guarantee amount. The guarantee agreement currently requires the Chairman to personally guarantee up to $53,000 of the Company’s outstanding bank debt. The guaranteed amount has historically reduced, and will continue to reduce, dollar for dollar, as the aggregate outstanding amount under the Term Loans is reduced, subject to certain limitations. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the Company’s debt currently payable to the banks as a secured creditor.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes to former stockholders of Host and USA, representing long-term debt of $8,693 as of November 30, 2003 and $16,709 as of August 31, 2003. Interest is payable quarterly and the notes, as amended, generally have a maturity date of January 17, 2006. In May 2003, a director of the Company and his spouse each agreed to exchange 8% subordinated notes held by them, having an aggregate face value of $1,783, to shares of the Company’s convertible series D preferred stock (which were later exchanged for shares of the Company’s series E preferred stock having the same aggregate face value and substantially the same terms). During the three months ended November 30, 2003, holders of 8% subordinated notes representing an aggregate face value of $8,016 exchanged their notes for shares of the Company’s series E preferred stock. The Company also has outstanding subordinated notes representing an aggregate amount of $590 having a maturity date of December 31, 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

Aggregate maturities of the Company’s long-term debt and notes payable as of November 30, 2003 are $0, $59,541 ($55,932 of which maturing on November 30, 2004) and $5,674 in the fiscal years ending August 31, 2004, 2005 and 2006, respectively, and none thereafter.

The Company is a party to an interest rate swap agreement terminating on December 31, 2004, which involves the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The differential paid or received as interest rates change is settled quarterly and is accrued and recognized as an adjustment of interest expense related to the debt.

6.  INCOME TAXES

The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases in the valuation allowance for potentially non-realizable deferred tax assets of $352 and $325 for the three months ended November 30, 2003 and 2002, respectively.

7.  PREFERRED STOCK ISSUANCE AND EXCHANGE

In the three months ended November 30, 2002, the Company’s Chairman and companies of which the Chairman is an executive officer and/or principal stockholder invested an aggregate total of $3,000 in cash for 3 shares of the Company’s series C convertible preferred stock (“Series C Preferred Stock”), which was used by the Company for working capital purposes. In May 2003, each of the holders of Series C Preferred Stock elected to exchange the aggregate total of 7.1 shares of Series C Preferred Stock for the same number of shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”).

In May 2003, a director of the Company and his spouse each agreed to convert 8% subordinated notes held by them, having an aggregate face value of $1,783, to 1.783 shares of Series D Preferred Stock.

Of the 12.497 shares of the Series D Preferred Stock currently outstanding, 5.4 shares are currently convertible at the holder’s option into 540 shares of the Company’s common stock. An additional 4.097 shares of Series D Preferred Stock is convertible at the holder’s option into approximately 410 shares of the Company’s common stock beginning in July 2004 and the remaining 3 shares of Series D Preferred Stock are convertible into 300 shares of the Company’s common stock beginning in September 2004. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time. All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

In September 2003, the Company offered to its 8% subordinated note holders an ability to exchange their notes for shares of a newly authorized series E convertible preferred stock (“Series E Preferred Stock”). Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock. Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the three months ended November 30, 2003, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock. Of the $8,016 exchanged, notes having an aggregate face amount of $5,257 were acquired by the Company’s Chairman immediately prior to the exchange. In addition, the 1.783 shares of Series D Preferred Stock previously issued to a director of the Company and his spouse (both of which were formerly holders of subordinated notes) were exchanged for the same number of shares of Series E Preferred Stock.

During the three months ended November 30, 2003, the Company also issued 2.0 shares of series F convertible preferred stock (“Series F Preferred Stock”) to the Company’s Chairman for $2,000. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

8.  OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended
	November 30,
	2003	2002
Net loss	$(1,122)	$(1,245)
Other comprehensive income:
Change in the valuation of available-for-sale investments		1,684

Comprehensive income (loss)	$(1,122)	$439

9.  SEGMENT INFORMATION

The Company has three business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); (b) event management and marketing services (“Affinity Events”); and (c) association management services (“Affinity Management Services”). A fourth business segment, associated with consulting services rendered to a related party, will be classified as a discontinued segment beginning in the fiscal period ending February 29, 2004 (see Note 1). Information for each of the Company’s segments is presented below:

	Three Months Ended
	November 30,
	2003	2002
Net revenues:
Collegiate Marketing and Production Services	$17,332	$21,780
Affinity Events	2,139	1,784
Affinity Management Services	2,163	2,278
Consulting		5,267

	$21,634	$31,109

Operating income (loss):
Collegiate Marketing and Production Services	$1,942	$2,546
Affinity Events	(1,872)	(1,236)
Affinity Management Services	509	396
Consulting		5,267
Amortization of acquisition intangibles	(313)	(304)
Unallocated general and administrative costs	(323)	(361)

	$(57)	$6,308

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

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 31.0% of the combined voting power of Gray’s two classes of common stock as of the date of the Company’s disposition of its investment in Gray common stocks (the “Gray Disposition Date”). Additionally, Mr. Robinson is the beneficial owner of approximately 40.6% of the Company’s common stock as of November 30, 2003, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of November 30, 2003. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 20.2% of the combined voting power of Gray’s two classes of common stock as of the Gray Disposition Date. Hilton H. Howell, the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 23.3% of the combined voting power of Gray’s two classes of common stock as of the Gray Disposition Date. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages noted above includes the Company’s beneficial ownership of approximately 17.2% of the combined voting power of Gray’s two classes of common stock as of the Gray Disposition Date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.

W. James Host, a director of the Company until his resignation in January 2004, owns along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million.

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

Goodwill and Other Intangible Assets –
Prior to July 1, 2001, goodwill and certain purchased intangible assets (i.e., trademarks) were amortized over 20 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which eliminated the requirement to amortize goodwill and trademarks, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. Annual impairment tests prior to the fiscal year ended August 31, 2003 concluded that the carrying amount of goodwill and trademarks for each acquired business unit did not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the five business units. However, the Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, an impairment charge of $28.2 million was necessary to reduce the carrying value of goodwill and trademarks to net realizable value. If the Company concludes in the future that the adjusted carrying value of such intangibles for any of the five business units exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill and/or trademarks as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the Host-USA Acquisition, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. Prior to the fiscal year ended August 31, 2002, the Company determined that an impairment charge of approximately $6.6 million was necessary to reduce the carrying amount of certain customer relationship intangible assets as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. An updated impairment analysis performed as of August 31, 2003 indicated the need for an additional impairment charge of approximately $2.3 million at that date. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

The remaining value assigned to customer relationships will continue to be amortized over a 16-year average life, at a rate of approximately $0.6 million per year, except for a specific customer relationship having a remaining carrying value of $0.5 million that is being amortized over the fiscal year ending August 31, 2004. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method.

Goodwill and intangible assets, net of accumulated amortization, were $52.9 million as of November 30, 2003 and $53.2 million as of August 31, 2003, of which, goodwill was $43.7 million as of each date. As of November 30, 2003, the carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 71% of the Company’s total assets.

Deferred Income Taxes –
Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of November 30, 2003 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Derivative Instruments and Hedging Activities –
Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivative instruments (i.e., interest rate swap agreements, and until sold in April 2003, warrants to purchase additional shares of Gray common stocks) on the balance sheet at fair value. The aggregate fair market value of derivatives as of November 30, 2003 and August 31, 2003 of approximately $(1.4) million and $(1.7) million, respectively, is included in the Company’s balance sheet as a component of “Other liabilities.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. None of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Certain Non-Trade Receivables –
The Company recorded impairment charges of approximately $5.2 million and $1.7 million in the fiscal year ended August 31, 2003 (but subsequent to the three months ended November 30, 2002), associated with its investment in and amounts due from iHigh and a note receivable from the purchaser of Datasouth, respectively. The Company performs ongoing credit evaluations of parties from such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. The impairment charges recorded in the fiscal year ended August 31, 2003 reduced the carrying amount of the investment in and amounts due from iHigh to zero, and the Company’s note receivable from the purchaser of Datasouth to approximately $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –
As of November 30, 2003, the Company’s indebtedness to its bank lenders was approximately $55.9 million. The bank credit agreement has a maturity date of November 30, 2004 at which time all amounts outstanding become due and payable. The agreement does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement, which was last amended on August 18, 2003, requires the maintenance of interest coverage ratios, determined quarterly beginning November 30, 2003. Prior to the maturity date, the Company will be required to refinance the total amount due and payable to the banks at that time. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets, and is personally guaranteed by the Company’s Chairman of the Company’s board of directors. The Company’s ability to continue this or similar financing beyond the November 30, 2004 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman.

As amended in August 2003, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling approximately $35.9 million and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20 million. All amounts outstanding bear interest at either the banks’ prime rate or the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. The amendment in August 2003 reduced the interest rate charged by the banks and revised the maturity date of the agreement to November 30, 2004 from September 30, 2003. The Company anticipates that it will continue to utilize fully the availability under the Revolver throughout the remaining term of the agreement.

Under the terms of the credit agreement, up to an aggregate of $12.5 million in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. In July 2002, the Company’s Chairman provided the Company short-term loans totaling $4 million to provide cash to the Company for working capital purposes. In August 2002, the loans were refinanced with the issuance of the Company’s convertible preferred stock having a face amount of approximately $4.1 million to the Company’s Chairman. In September 2002, the Company’s Chairman and certain other affiliates of the Chairman invested an aggregate $3 million in cash used for working capital purposes, for shares of the Company’s convertible preferred stock. In November 2003, the Company’s Chairman invested an additional $2 million in cash used for working capital purposes for shares of the Company’s convertible preferred stock. The Company’s Chairman also committed to invest up to an additional $1 million in cash over the next year for additional shares of the Company’s common or preferred stocks or for subordinated debt, to be used for working capital purposes if the Company determines that such investment is necessary. Therefore, as of November 30, 2003, the Company has sourced approximately $9.1 million of cash for working capital purposes of the $12.5 million available, and as a result, the Company has the capacity under its bank credit agreement to source approximately an additional $3.4 million of cash (inclusive of the $1.0 million committed by the Company’s Chairman) from the issuance of equity or debt securities during the remaining term of the credit facility.

The Company’s Chairman of the board personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to meet its principal payment obligations under the recently amended credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount.

The guarantee amount will reduce in the future as principal payments are made to the bank lenders on the outstanding term loans.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes to former stockholders of Host and USA, representing long-term debt of approximately $8.7 million as of November 30, 2003 and approximately $16.7 million as of August 31, 2003. Interest is payable quarterly and the notes, as amended, generally have a maturity date of January 17, 2006. In May 2003, a director of the Company and his spouse each agreed to exchange 8% subordinated notes held by them, having an aggregate face value of approximately $1.8 million, to shares of the Company’s convertible series D preferred stock (which were later exchanged for shares of the Company’s series E preferred stock having the same aggregate face value and substantially the same terms). During the three months ended November 30, 2003, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million exchanged their notes for shares of the Company’s series E preferred stock. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

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

As a result of the seasonality of its business, the Company generally expects to use more cash than it generates during the first half of its fiscal year, and generate more cash than it uses during the second half of its fiscal year. Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In the three months ended November 30, 2003, the Company’s Chairman invested $2 million in cash to be used for operating purposes and committed an additional $1 million of cash to be used for operations, if necessary. While the Company believes its cash flow will be sufficient to meet its needs through August 31, 2004, the Company may also seek to (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; (c) accelerate cash flows otherwise anticipated to be received later in the current fiscal year or future fiscal years; or (d) a combination thereof. The Company’s bank credit agreement does provide the Company the ability to issue additional subordinated debt or equity securities for cash proceeds of up to approximately $3.4 million without requiring an associated reduction in its outstanding debt to the banks. The Company’s capital expenditures are not expected to exceed $600,000 for the fiscal year ending August 31, 2004.

On December 4, 2003, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that the Company’s common stock is therefore, subject to delisting from the Nasdaq SmallCap Market. The Company subsequently appealed the Determination, but such appeal was unsuccessful. As a result, the Company’s common stock will be delisted from the Nasdaq SmallCap Market effective January 15, 2004. The Company’s common stock is immediately eligible for quotation on the OTC Bulletin Board under the same trading symbol “BULL”.

Historical Cash Flow Information – Summary –
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2003	2002
Cash flows from operating activities:
Continuing operations	$(6,359)	$(2,843)
Discontinued operations		106
Cash flows from investing activities	(47)	420
Cash flows from financing activities	1,962	2,222

Net decrease in cash and cash equivalents	$(4,444)	$(95)

Historical Cash Flow Information – Cash Flows from Operating Activities –
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2003	2002
Operating income (loss)	$(57)	$6,308
Depreciation and amortization included in operations	581	622
Interest expense, net of interest and dividend income	(1,086)	(2,193)
Net change in operating assets and liabilities	(5,802)	(7,678)
Other changes in operating cash flows	5	98

Total cash flows from continuing operations	(6,359)	(2,843)
Cash flows from discontinued operating activities		106

Total cash flows from operating activities	$(6,359)	$(2,737)

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

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations during the three months ended November 30, 2003 and 2002. Accounts receivable increased $4.2 million and $7.0 million in the three months ended November 30, 2003 and 2002, respectively, as the college football season commenced in late August. Advertising and other revenues generated during this period result in increases in the Company’s accounts receivable. In addition, during the three months ended November 30, 2003, cash available at the beginning of the period was used to reduce accounts payable and accrued expenses by $2.2 million, compared to a reduction of $(0.5) million in the three months ended November 30, 2002. The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received, was approximately $1.2 million and $2.4 million for the three months ended November 30, 2003 and 2002, respectively, with the reduction caused by the decrease in total outstanding debt and reductions in interest rates to which the debt is subject.

Historical Cash Flow Information – Cash Flows from Investing Activities
The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2003	2002
Capital expenditures	$(60)	$(67)
Increase in other assets	13	487

Total cash flows from investing activities	$(47)	$420

Historical Cash Flow Information – Cash Flows from Financing Activities
The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2003		2002
Borrowings on revolving line of credit	$		$175
Proceeds on issuance of preferred stock		2,000	3,000
Other financing cash flows		(38)	(953)

Total cash flows from financing activities		$1,962	$2,222

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of November 30, 2003 (amounts in 000’s):

	Payments Due by Period as of November 30, 2003
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$65,215	$55,932	$9,283	$	$
Operating lease obligations	3,429	1,462	911	650	406
Purchase obligations	37,894	14,367	17,177	5,616	734

Total	$106,538	$71,761	$27,371	$6,266	$1,140

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2009.

The Company is a party to an interest rate swap agreement described in Note 5 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $1.6 million as of November 30, 2003, including accrued interest through that date.

Dividends on the Company’s series D and series F convertible preferred stocks are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average Nasdaq closing price for the twenty trading days immediately preceding each dividend payment date. All dividends payable through November 30, 2003 on issued shares of the Company’s preferred stock have been paid, including series D convertible preferred stock dividends payable to the Company’s Chairman that were declared effective June 30, 2003, having an aggregate value at that time of approximately $0.5 million, that were paid to the Chairman in January 2004 in the form of approximately 149 shares of the Company’s common stock, following the Company’s stockholders’ approval of the issuance of such shares.

Dividends on the Company’s series E convertible preferred stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend accruing through June 30, 2005 is not payable until July 2005. The amount of dividends accruing through November 30, 2003 on the outstanding shares of series E convertible preferred stock potentially payable in cash in July 2005 is approximately $257.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002

Results Derived from Operating Businesses –
Total revenues for the three months ended November 30, 2003 and 2002 are summarized as follows (amounts in $000’s):

	Three Months Ended
	November 30,
	2003	2002
Collegiate Marketing and Production Services	$17,332	$21,780
Affinity Events	2,139	1,784
Affinity Management Services	2,163	2,278
Consulting		5,267

	$21,634	$31,109

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the three months ended November 30, 2003 by the termination of three university contractual relationships at the end of the previous fiscal year. Such contracts generated revenues of approximately $3.3 million during the three months ended November 30, 2002 and generated operating profit of approximately $600,000 during that period. For the fiscal year ended August 31, 2003, such terminated contracts generated revenues of approximately $5.4 million and operating profit of approximately $500,000. The change in total revenues of this segment was also affected by certain printing, publishing and broadcasting projects and activities which occurred in the prior year period but not in the current fiscal year. Total revenues derived from printing, publishing, broadcasting and other integrated media activities, net of the elimination of intercompany revenues, were approximately $2.1 million and $2.8 million for the three months ended November 30, 2003 and 2002, respectively.

The three months ended November 30 is typically a period of proportionately low activity in the Affinity Events segment. The tours and events currently operated within the Affinity Events segment generally take place during the months of March through September; therefore, the three month period ended November 30 is expected to reflect proportionately low revenue and a loss from operations. The increase in revenues from the same period in the prior year was primarily due to the timing of certain events, and the addition of the U.S. Cowboy Tour finals, which was held in September 2003. The segment’s loss from operations for the three months ended November 30, 2003 is greater than the same period in the prior year due to higher losses derived from the end of the 2003 tour event season as compared to the 2002 tour events, and losses derived from certain events taking place in the current fiscal period that did not take place in the prior year. The Company has allocated a greater proportion of selling, general and administrative costs to the Affinity Events segment in the current fiscal year. This change was made to reflect the additional sales and management resources devoted to this segment in the current fiscal year. Therefore, in periods of proportionately low revenue activity within the Affinity Events segment, operating losses may be higher than those reported in the prior fiscal year due to the higher amount of selling, general and administrative costs absorbed by this segment in comparison with the prior year.

Total revenues for the three months ended November 30, 2003 for the Affinity Management Services segment represented a slight decline from the same period in the prior year due to nonrecurring sponsorship revenue of $150,000 realized in the prior year, which also resulted in nonrecurring direct costs of approximately the same amount. Overall, operating profit for this segment for the three months ended November 30, improved in comparison with the same period of the prior year due to lower operating costs.

Prior to September 1, 2002, the Company received a $5.0 million consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc. (“Stations”), which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, and in November 2002, Gray issued additional shares of its common stock. These issuances of common stock by Gray resulted in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to 4.0%. As a result of these transactions by Gray, the Company recognized deferred consulting fee income of approximately $4.8 million in the three months ended November 30, 2002 attributable to Gray’s acquisition of Stations, plus approximately an additional $450,000 of previously deferred consulting fee income, as a result of the reduction in the Company’s proportionate ownership of Gray following Gray’s issuances of common stock. The Company does not anticipate receiving any additional consulting fees from Gray or any other party in the future. As a result of the Company’s 4.0% equity investment in Gray as of November 30, 2002, approximately 4.0% of consulting fee income on fees charged to Gray in prior years was deferred and was ultimately recognized as income by the Company when the Company sold its investments in Gray common stocks in August 2003.

Total operating costs and expenses for the three months ended November 30, 2003 and 2002 are summarized as follows (amounts in $000’s):

	Three Months Ended
	November 30,
	2003	2002
Direct operating costs of services rendered	$15,391	$18,066
Selling, general and administrative	5,987	6,431
Amortization of acquisition intangibles	313	304

	$21,691	$24,801

Direct operating costs of services rendered decreased for the three months ended November 30, 2003 from the same period in the prior year due to the termination of certain contractual relationships as discussed above, which substantially contributed to a reduction in total guaranteed rights fee and profit split expenses of approximately $1.3 million; and (b) the reduction of approximately $1.2 million in production expenses associated with the printing, publishing and broadcasting operations due to lower volume during the current year in comparison with the prior fiscal year.

Selling, general and administrative costs declined for the three months ended November 30, 2003 compared to the same period in the prior fiscal year due to a decline in employee compensation costs of approximately $370,000.

Operating income (loss) for the three months ended November 30, 2003 and 2002 is summarized as follows (amounts in 000’s):

	Three Months Ended
	November 30,
	2003	2002
Collegiate Marketing and Production Services	$1,942	$2,546
Affinity Events	(1,872)	(1,236)
Affinity Management Services	509	396
Consulting		5,267
Amortization of acquisition intangibles	(313)	(304)
Unallocated general and administrative costs	(323)	(361)

	$(57)	$6,308

Results Derived from Investments and Derivative Instruments –
Equity in earnings of affiliated companies of $173,000 for the three months ended November 30, 2002 was derived from the Company’s proportionate share of the earnings or losses from its investments in Gray and iHigh. The Company sold its investments in Gray common stocks in August 2003 and recorded an impairment charge to reduce the carrying amount of its investment in iHigh to zero as of August 31, 2003. Since there is no commitment for the Company to provide additional capital to iHigh, and since the carrying amount of the Company’s investment in iHigh has been reduced to zero, the Company has no equity in earnings or losses of affiliated companies to report for the three months ended November 30, 2003, nor does it anticipate reporting such amounts in the foreseeable future.

During the three months ended November 30, 2002, the Company accounted for its prior investment in Rawlings as an “available-for-sale” marketable security, and recorded an investment valuation charge of approximately $1.0 million for the unrealized loss on its investment in Rawlings. The amount of the charge was determined based on the actual proceeds derived from the Company’s sale of its investment in Rawlings common stock in December 2002.

As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying amount of its investment in Gray common stock prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss on Gray’s issuance of shares in the three months ending November 30, 2002 of approximately $2.3 million.

The net change in the value of certain derivative instruments, currently consisting of an interest rate swap agreement, and previously consisting of a second interest rate swap agreement that expired on December 31, 2002 and warrants to purchase shares of Gray common stocks that were sold in April 2003, was approximately $0.3 million for the three months ended November 30, 2003 due to an increase in the value of the remaining interest rate swap agreement; and $(1.7) million for the three months ended November 30, 2002 due to a decline in the value of warrants, less an increase in the value of the interest rate swap agreements.

Interest Expense and Debt Related Costs –
Interest expense decreased to approximately $1.1 million for the three months ended November 30, 2003 from approximately $2.2 million for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization of approximately $0.3 million and $0.5 million for the three months ended November 30, 2003 and 2002, respectively, results from the amortization of costs paid in connection with amendments to the Company’s bank credit agreement, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s Chairman, who has personally guaranteed the Company’s debt under its bank credit agreement. During the three months ended November 30, 2002, the Company issued approximately 49,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $0.4 million. The value of all shares issued to the Chairman is amortized over the period for which the shares provide compensation, and $217,000 and $365,000 of such amortization is included in debt issue cost amortization for the three months ended November 30, 2003 and 2002, respectively.

Income Taxes –
The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases in the valuation allowance for potentially non-realizable deferred tax assets of $352,000 and $325,000 for the three months ended November 30, 2003 and 2002, respectively. The valuation allowance for net deferred tax assets was approximately $19.85 million as of November 30, 2003.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. The Company uses interest rate swap agreements to manage its debt profile. Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluates the credit quality of counterparties to interest rate swap agreements and does not believe there is a significant risk of nonperformance by the counterparty to its current agreement.

Based on the Company’s debt profile as of November 30, 2003 and 2002, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by $77,000 and $122,000 for the three months ended November 30, 2003 and 2002, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s leverage may adversely affect its ability to obtain financing, thereby impairing their ability to withstand economic downturns or competitive pressures; (ii) the delisting of the Company’s common stock from the Nasdaq SmallCap Market may hinder the Company’s ability to raise new capital through the issuance of equity securities; (iii) significant segments of the Company’s business are seasonal; (iv) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (v) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vi) war or acts of terrorism or a domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorships and advertising sold by the Company.

Item 4.  Controls and Procedures

Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that there were no material weakness in such controls as of November 30, 2003.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls during the quarterly period ended November 30, 2003.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION

Date: January 14, 2004	By:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson Vice President-Finance, Treasurer and Assistant Secretary