Form 10-Q
period 2004-05-31
BULL RUN CORP
filed 2004-07-15
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,922,804 shares of Common Stock, par value $.01 per share, were outstanding as of June 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	May 31,	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$612	$4,520
Accounts receivable, net of allowance of $282 as of May 31, 2004 and $465 as of August 31, 2003	7,364	10,071
Inventories	512	409
Prepaid costs and expenses	1,560	1,576

Total current assets	10,048	16,576
Property and equipment, net	3,791	4,310
Goodwill	40,364	43,664
Customer relationships and trademarks	8,623	9,562
Other assets	709	803
Net noncurrent assets of discontinued segment	1,495	1,695

	$65,030	$76,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$56,522	$590
Accounts payable	5,090	11,878
Deferred revenue	4,034	6,542
Accrued fees payable to related party	1,774
Advances from stockholder	3,300
Accrued and other liabilities	10,943	9,600

Total current liabilities	81,663	28,610
Long-term debt	8,693	72,641
Other liabilities	1,119	2,361

Total liabilities	91,475	103,612

Commitments and contingencies
Stockholders’ deficit:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.497 shares having a $12,497 liquidation value and 14.28 shares having a $14,280 liquidation value as of May 31, 2004 and August 31, 2003, respectively)	12,497	14,280
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 9.799 shares; $9,799 liquidation value)	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000
Common stock, $.01 par value (authorized 100 shares; issued 4,923 and 4.324 shares as of May 31, 2004 and August 31, 2003, respectively)	49	43
Additional paid-in capital	81,479	80,138
Accumulated deficit	(132,269)	(121,463)

Total stockholders’ deficit	(26,445)	(27,002)

	$65,030	$76,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Revenue from services rendered	$14,298	$18,154	$52,853	$61,622

Operating costs and expenses:
Direct operating costs for services rendered	9,739	11,873	36,197	42,718
Selling, general and administrative	6,189	6,715	18,229	19,449
Amortization and impairment of acquisition intangibles	3,613	304	4,240	912

Total operating costs and expenses	19,541	18,892	58,666	63,079

Loss from operations	(5,243)	(738)	(5,813)	(1,457)
Other income (expense):
Equity in earnings (losses) of affiliated companies		40		(153)
Net change in value of certain derivative instruments	400	155	947	(1,708)
Loss on issuance of shares by affiliate				(2,339)
Loss on investment valuation adjustments		(1,650)		(2,627)
Interest expense	(1,136)	(1,882)	(3,330)	(6,213)
Debt issue cost amortization	(294)	(585)	(878)	(1,739)
Other income (expense), net	(63)	1	(74)	24

Loss from continuing operations	(6,336)	(4,659)	(9,148)	(16,212)
Income from discontinued segment				5,267

Net loss	(6,336)	(4,659)	(9,148)	(10,945)
Preferred dividends	(568)	(288)	(1,658)	(828)

Net loss available to common stockholders	$(6,904)	$(4,947)	$(10,806)	$(11,773)

Loss per share available to common stockholders, basic and diluted:
Loss from continuing operations	$(1.44)	$(1.25)	$(2.38)	$(4.38)
Income from discontinued segment				1.35

Net loss available to common stockholders	$(1.44)	$(1.25)	$(2.38)	$(3.03)

Weighted average number of common shares outstanding, basic and diluted	4,798	3,971	4,546	3,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Series D	Series E	Series F
	Preferred	Preferred	Preferred	Common Stock
	Stock	Stock	Stock	Shares	Amount
As of September 1, 2003	$14,280	$	$	$4,324	$43
Exchange of subordinated notes for shares of Series E preferred stock		8,016
Issuance of Series F preferred stock			2,000
Exchange of Series D preferred stock for shares of Series E preferred stock	(1,783)	1,783
Issuance of common stock				599	6

As of May 31, 2004	$12,497	$9,799	$2,000	4,923	$49

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit
As of September 1, 2003	$80,138	$(121,463)	$(27,002)
Exchange of subordinated notes for shares of Series E preferred stock			8,016
Issuance of Series F preferred stock			2,000
Exchange of Series D preferred stock for shares of Series E preferred stock			0
Issuance of common stock	1,341		1,347
Preferred dividends		(1,658)	(1,658)
Net loss		(9,148)	(9,148)

As of May 31, 2004	$81,479	$(132,269)	$(26,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	May 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,148)	$(10,945)
Income from discontinued segment		(5,267)
Adjustments to reconcile net loss to net cash used in operations:
Provision for bad debts	(23)	416
Depreciation and amortization	5,951	3,563
Equity in losses of affiliated companies		153
Dividends received from affiliated company		122
Net change in value of certain derivative instruments	(947)	1,708
Loss on issuance of shares by affiliate		2,339
Loss on investment valuation adjustments		2,682
Change in operating assets and liabilities:
Accounts receivable	2,730	800
Inventories	(103)	511
Prepaid costs and expenses	166	(482)
Accounts payable and accrued expenses	(7,608)	1,560
Other long-term liabilities	(20)	(572)

Net cash used in continuing operations	(9,002)	(3,412)
Net cash provided by discontinued operations		106

Net cash used in operating activities	(9,002)	(3,306)

Cash flows from investing activities:
Capital expenditures	(316)	(216)
Proceeds on sale of investments		11,885
Increase in other assets	(49)	(551)

Net cash provided by (used in) continuing operation investing activities	(365)	11,118
Net cash provided by (used in) discontinued operation investing activities	200	(5)

Net cash used in investing activities	(165)	11,113

Cash flows from financing activities:
Borrowings from revolving line of credit		175
Cash advances made by stockholder	3,300
Repayments of long-term debt		(10,000)
Debt issue costs	(41)	(992)
Issuance of preferred stock	2,000	3,000

Net cash provided by (used in) financing activities	5,259	(7,817)

Net decrease in cash and cash equivalents	(3,908)	(10)
Cash and cash equivalents, beginning of period	4,520	397

Cash and cash equivalents, end of period	$612	$387

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bull Run Corporation (“Bull Run” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries, including Host Communications, Inc. (“Host”), after elimination of intercompany accounts and transactions. Bull Run, through Host, provides comprehensive sales, marketing, multimedia, special event and convention/hospitality services to National Collegiate Athletic Association (“NCAA”) Division I universities and conferences, national/global associations, and domestic and international grassroots sports and lifestyle events.

Discontinued Operation - Prior to the current fiscal year, the Company provided consulting services to Gray Television, Inc. (“Gray”), a company in which Bull Run had a significant investment until August 2003 (refer to Note 4), in connection with Gray’s acquisition and divestiture activities. In January 2004, the Company determined that it would not be engaged in such services in the future, with Gray or any other party, and as a result, the Company presents consulting income for all prior fiscal periods as income from discontinued operations. There are no expenses associated with the consulting segment, nor are there any associated assets or liabilities as of May 31, 2004 or August 31, 2003. Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

Stock-Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies to either expense the estimated fair value of stock options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net loss available to common stockholders, as reported	$(6,904)	$(4,947)	$(10,806)	$(11,773)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93)	(157)	(278)	(470)

Net loss available to common stockholders, pro forma	$(6,997)	$(5,104)	$(11,084)	$(12,243)

Net loss per common share:
Basic and diluted, as reported	$(1.44)	$(1.25)	$(2.38)	$(3.03)

Basic and diluted, pro forma	$(1.46)	$(1.29)	$(2.44)	$(3.15)

Recent Accounting Pronouncement – In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for the Company as of September 1, 2003 and did not have any impact on the Company’s consolidated financial statements, however future classification of some of the Company’s preferred stock may be affected as a result of SFAS 150 (see Note 8).

2. LIQUIDITY

As of May 31, 2004, the Company’s negative working capital was $71,615, including $55,932 of bank debt maturing on November 30, 2004. Certain current liabilities, including deferred revenue of $4,034, advances from stockholder of $3,300 and accrued preferred stock dividends of $1,813, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2004 maturity date of the bank credit facility. In recent fiscal years, the Company has reported substantial losses and has consumed substantial cash in its operations. The Company has funded its liquidity needs through the issuance of preferred stock, the sale of investment assets, and the receipt of cash advances from the Company’s Chairman. Although management anticipates that the Company will continue to experience negative working capital ranging from approximately $65,000 to $75,000 at least until such time as the bank credit agreement matures or is modified, management believes the Company has sufficient liquidity sources, which include the Company’s Chairman and his affiliates, to meet its cash obligations until the November 30, 2004 maturity date of the bank credit agreement. Under the terms of the current bank credit agreement, the Company may source up to an additional amount of approximately $1,900, if necessary, from its Chairman and/or his affiliates, for the funding of working capital cash requirements. As further discussed in Note 6, the Company’s Chairman has guaranteed repayment of up to $53,500 of the outstanding bank debt.

The Company has commenced discussions with its bank lenders regarding an extension of the agreement or other refinancing plan, including the terms under which additional financing might be made available and the terms under which additional investments might be made by the Company’s Chairman or other affiliated parties, and currently believes that it will be able to extend or refinance the agreement under terms similar to those of the present bank credit agreement prior to the November 30, 2004 maturity date. However, there can be no assurance that the Company will be able to reach an acceptable agreement with its lenders on an extension or expansion of the existing credit facility. If the Company is unable to reach such an agreement with its bank lenders, the Company’s future liquidity needs will be primarily dependent on its Chairman, since management believes that if the Company is unable to reach an acceptable agreement with its lenders, the lenders would then likely exercise their rights under the guaranty agreement with the Chairman, and the Chairman would, as a result of a call of his guaranty, become the Company’s primary creditor.

The Company’s ability to obtain bank financing beyond the November 30, 2004 maturity date of the current agreement is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurance that the Company’s future operating results will be sufficient, the Chairman will continue his financial support of the Company, or the Company will ultimately be successful in obtaining bank financing at acceptable terms; however, management currently believes that its Chairman will continue providing financial support to the Company and the Company’s future operating results will not hinder the Company’s ability to reach an acceptable financing agreement with its bank lenders.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Nine Months Ended
	May 31,
	2004	2003
Interest paid	$3,383	$6,453
Income taxes paid	21	58
Noncash investing and financing activity:
Exchange of subordinated debt for shares of preferred stock	8,016	1,783
Issuance of common stock in payment of preferred stock dividends	503
Issuance of common stock primarily in connection with debt issuance costs	694	1,127
Issuance of common stock to a retirement plan and as a component of directors’ fees	150	248

4. INVESTMENT IN AFFILIATED COMPANIES

Prior to August 31, 2003, the Company held investments in Gray common stocks and warrants to purchase additional shares of Gray common stocks. The Company accounted for its investments in Gray’s two publicly traded classes of common stock using the equity method. In April 2003, the Company sold the warrants back to Gray for cash proceeds of $5,121. In August 2003, the Company sold its investments in Gray common stocks to Gray and other parties affiliated with the Company, including the Company’s Chairman of its board of directors, for aggregate cash proceeds of $34,297.

In October 2002, Gray completed a public offering of 30,000 shares of its common stock for net proceeds of approximately $231,200, and in November 2002, Gray issued an additional 4,500 shares for additional proceeds of approximately $34,900. As a result of these transactions by Gray, the Company’s ownership of Gray’s outstanding common stock was reduced from 12.9% to 4.0%. Since Gray’s net proceeds per share of issued common stock was an amount which was less than the Company’s carrying value per share of Gray common stock owned prior to such transactions, a loss of $2,339 on the issuance of shares by Gray was reported by the Company in the nine months ended May 31, 2003. Certain executive officers of Gray and certain directors of Gray are also executive officers and directors of the Company; therefore until such time as the Company sold its investments in Gray common stocks, the Company continued to account for its investment in Gray under the equity method subsequent to the issuance of shares by Gray, despite the dilution of the Company’s voting power to less than 20%, since the Company continued to have significant influence in Gray.

The Company sold its investment in Rawlings Sporting Goods Company, Inc. (“Rawlings”) common stock in December 2002 for cash proceeds of $6,764. Prior to the sale, a loss of $1,032 on the Rawlings investment that had been previously reported as “other comprehensive accumulated loss” (a component of the Company’s stockholders’ equity) was expensed, and reported as an investment valuation adjustment in the Company’s results of operations for the nine months ended May 31, 2003.

5. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS

The net change in the carrying amount of goodwill by reportable business segment is as follows:

	Collegiate
	Marketing and		Affinity
	Production	Affinity	Management
	Services	Events	Services	Total
As of September 1, 2002	$58,232	$2,450	$6,475	$67,157
Impairment charge	(21,043)	(2,450)		(23,493)

As of August 31, 2003	37,189	0	6,475	43,664
Impairment charge	(3,300)			(3,300)

As of May 31, 2004	$33,889	$0	$6,475	$40,364

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate
	Marketing and		Affinity
	Production	Affinity	Management
	Services	Events	Services	Total
As of September 1, 2002	$8,263	$6,339	$2,397	$16,999
Adjustments		826		826
Amortization	(957)	(118)	(141)	(1,216)
Impairment charge		(7,047)		(7,047)

As of August 31, 2003	7,306	0	2,256	9,562
Amortization	(805)		(135)	(940)

As of May 31, 2004	$6,501	$0	$2,122	$8,623

The Company recognized an impairment charge of $3,300 at May 31, 2004 based on management’s consideration of current fiscal year operating results and the forecasted operating results and business plans for one of the Company’s business units. The impairment charge is reflected in “Amortization of the acquisition intangibles” in the Company’s condensed consolidated statement of operations for the three months and nine months ended May 31, 2004. An impairment charge of $30,540 (of which, $23,493 was attributable to goodwill, $4,735 to trademarks and $2,312 to customer relationships) was recorded in the Company’s prior year fourth quarter ended August 31, 2003.

6. LONG-TERM DEBT

Long-term debt and notes payable consist of the following:

	May 31,	August 31,
	2004	2003
Term loans	$35,932	$35,932
Revolver	20,000	20,000
Subordinated notes	9,283	17,299

	65,215	73,231
Less current portion	56,522	590

	$8,693	$72,641

As amended in August 2003, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $35,932 and (b) a revolving loan commitment (the “Revolver”) for maximum borrowings of $20,000. All amounts outstanding under the Term Loans and the Revolver are due on November 30, 2004, and bear interest at either the banks’ prime rate or the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. The amendment in August 2003 reduced the interest rate charged by the banks and revised the maturity date of the agreement to November 30, 2004 from September 30, 2003. No additional funding for working capital purposes is available under the terms of the credit agreement. As of May 31, 2004, substantially all borrowings under the Term Loans and Revolver were subject to the LIBOR-based rate of 3.85%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. Long-term debt is collateralized by all of the Company’s assets. The Company is presently in compliance with all provisions of the credit agreement as last amended.

In connection with the Company’s bank credit facilities, the Company’s Chairman of the board entered into a guarantee agreement in favor of the banks, for which he receives compensation from the Company in the form of shares of the Company’s common stock. During the nine months ended May 31, 2004, the Company issued approximately 343 restricted shares of the Company’s common stock then valued at approximately $694. During the nine months ended May 31, 2003, the Company issued approximately 158 restricted shares of the Company’s common stock then valued at approximately $1,127. The value of the shares issued to the Chairman is based on an annual compensation rate of 1.625% of the guarantee amount. The guarantee agreement currently requires the Chairman to personally guarantee up to $53,500 of the Company’s outstanding bank debt. The guaranteed amount has historically reduced, and will continue to reduce, dollar for dollar, as the aggregate outstanding amount under the Term Loans is reduced, subject to certain limitations. The guarantee agreement provides that if the Company defaults on its bank loan, the banks have the right to require the Chairman to repay the amount of such loan to the banks up to the maximum amount of his personal guarantee. Under the terms of his guarantee, if the banks exercise their rights to demand repayment from the guarantor, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the Company’s debt currently payable to the banks as a secured creditor.

In December 1999, the Company issued 8% subordinated notes in connection with the acquisition of Host, representing long-term debt of $8,693 as of May 31, 2004 and $16,709 as of August 31, 2003. Interest is payable quarterly and the notes, as amended, have a maturity date of January 17, 2006. During the nine months ended May 31, 2004, holders of 8% subordinated notes representing an aggregate face value of $8,016 exchanged their notes for shares of Series E Preferred Stock (refer to Note 8). In May 31 2004, a note having a face value of $3,019 was acquired by the Company’s Chairman from the note holder, and the terms of the note have been modified to amend the maturity date from January 2005 to January 2006, as well as to defer the payment of interest to the maturity date of the note. The Company also has outstanding 9% subordinated notes representing an aggregate amount of $590 having a maturity date of December 31, 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

Aggregate maturities of the Company’s long-term debt and notes payable as of May 31, 2004 (including the effects of the note modifications discussed above) in the fiscal years ending August 31, 2004, 2005 and 2006 are, respectively, $0, $56,522 (substantially all of which maturing on November 30, 2004) and $8,693, and none thereafter.

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

7. INCOME TAXES

The differences between the federal statutory tax rate of 34% and the effective tax rate of zero are principally due to increases in the valuation allowance for potentially non-realizable deferred tax assets of $1,076 and $1,475 for the three months ended May 31, 2004 and 2003, respectively, and $2,005 and $3,500 for the nine months ended May 31, 2004 and 2003, respectively.

8. PREFERRED STOCK ISSUANCE AND EXCHANGE

As of May 31, 2004, 12.497 shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”) were outstanding, having an aggregate face value of $12,497, 5.4 shares of which are currently convertible at the holder’s option into 540 shares of the Company’s common stock. An additional 4.097 shares of Series D Preferred Stock is convertible at the holder’s option into approximately 410 shares of the Company’s common stock beginning in July 2004 and the remaining 3 shares of Series D Preferred Stock are convertible into 300 shares of the Company’s common stock beginning in September 2004. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time. All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

As of May 31, 2004, 9.799 shares of the Company’s series E convertible preferred stock (“Series E Preferred Stock”) were outstanding, having an aggregate face value of $9,799. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock (initially, October 2004). Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the nine months ended May 31, 2004, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock, including subordinated notes having an aggregate face amount of $5,257 acquired by the Company’s Chairman immediately prior to the exchange. Also during the nine months ended May 31, 2004, 1.783 shares of Series D Preferred Stock issued to a former director of the Company and his spouse (both of whom were formerly holders of subordinated notes) were exchanged for the same number of shares of Series E Preferred Stock.

As of May 31, 2004, 2.0 shares of the Company’s series F convertible preferred stock (“Series F Preferred Stock”) were outstanding, having an aggregate face value of $2,000. All of these shares were issued to the Company’s Chairman in the nine months ended May 31, 2004. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

In November 2003, the Company’s Articles of Incorporation were amended to effectively cancel all authorized but unissued shares of the Company’s series A, series B and series C preferred stocks. There were no shares of such preferred stocks outstanding at that time.

As of May 31, 2004, the Company’s Chairman and his affiliates owned approximately 49.8% of the Company’s outstanding common stock. Management believes that as of August 31, 2004, such ownership percentage will exceed 50%, at which time the Company will be required to reclassify, in accordance with SFAS 150, all of the preferred stock issued to the Chairman and his affiliates from stockholders’ equity (deficit) to a component of total liabilities. If such classification was required as of May 31, 2004, the Company’s stockholders’ deficit and total liabilities would each increase by approximately $19.8 million.

9. OTHER COMPREHENSIVE INCOME (LOSS)

A reconciliation of the net loss as reported in the Condensed Consolidated Statement of Operations to the comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net loss	$(6,336)	$(4,659)	$(9,148)	$(10,945)
Other comprehensive income:
Change in the valuation of available-for-sale investments				2,050

Comprehensive loss	$(6,336)	$(4,659)	$(9,148)	$(8,895)

10. SEGMENT INFORMATION

The Company has three business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); (b) event management and marketing services (“Affinity Events”); and (c) association management services (“Affinity Management Services”). A fourth business segment, associated with consulting services rendered to a related party, has been classified as a discontinued segment (see Note 1). Information for each of the Company’s segments is presented below:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net revenues, continuing operations:
Collegiate Marketing and Production Services	$10,896	$12,322	$42,219	$49,340
Affinity Events	1,525	3 688	4,242	6,040
Affinity Management Services	1,877	2,144	6,392	6,242

	$14,298	$18,154	$52,853	$61,622

Operating income (loss), continuing operations:
Collegiate Marketing and Production Services	$(341)	$45	$2,345	$2,694
Affinity Events	(1,401)	(528)	(4,719)	(3,277)
Affinity Management Services	329	385	1,700	1,061
Amortization and impairment of acquisition intangibles	(3,613)	(304)	(4,240)	(912)
Unallocated general and administrative costs	(217)	(336)	(899)	(1,023)

	$(5,243)	$(738)	$(5,813)	$(1,457)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its wholly-owned operating company, Host Communications, Inc. (“Host”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Affinity Events” business segment produces and manages individual events and several events series, including the “Hoop-It-Up® National Tour” (a 3-on-3 basketball tour) and the “got milk? 3v3 Soccer Shootout” (a 3-on-3 soccer tour). Host’s “Affinity Management Services” business segment provides associations such as the National Tour Association and the International Spa Association (ISPA), with services ranging from member communication, recruitment and retention, to conference planning, Internet web site management, marketing and administration.

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

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 31.0% of the combined voting power of Gray’s two classes of common stock as of the date of the Company’s disposition of its investment in Gray common stocks (the “Gray Disposition Date”). Additionally, Mr. Robinson is the beneficial owner of approximately 49.8% of the Company’s outstanding common stock as of May 31, 2004, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of May 31, 2004, representing approximately 81.5% of the aggregate face amount of all outstanding preferred stock on that date. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 20.2% of the combined voting power of Gray’s two classes of common stock as of the Gray Disposition Date. Hilton H. Howell, the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 23.3% of the combined voting power of Gray’s two classes of common stock as of the Gray Disposition Date. Each of Messrs. Robinson, Prather and Howell’s beneficial ownership percentages noted above includes the Company’s beneficial ownership of approximately 17.2% of the combined voting power of Gray’s two classes of common stock as of the Gray Disposition Date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

As of May 31, 2004, Mr. Robinson and his affiliates owned approximately 49.8% of the Company’s outstanding common stock. Management believes that as of August 31, 2004, such ownership percentage will exceed 50%.

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

Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities. The agreement commenced April 1, 2000 and terminates after five years. As a result of the rights-sharing agreement, Gray may be called upon for payment of a share of certain guaranteed rights fees. During the nine months ended May 31,

2004, Gray had paid approximately $1.5 million under this provision, and as of May 31, 2004, the Company has an accrued liability payable to Gray of approximately $1.8 million.

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

Goodwill and Other Intangible Assets –

Prior to July 1, 2001, goodwill and certain purchased intangible assets (i.e., trademarks) were amortized over 20 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which eliminated the requirement to amortize goodwill and trademarks, and also affected the Company’s accounting for its equity in earnings (losses) of affiliated companies. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill and trademarks associated with each of five distinct business units that comprise three business segments of the Company to determine if an impairment in value has occurred. Annual impairment tests prior to the fiscal year ended August 31, 2003 concluded that the carrying amount of goodwill and trademarks for each acquired business unit did not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the five business units. However, the Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, an impairment charge of $28.2 million was necessary to reduce the carrying value of goodwill and trademarks to net realizable value. Management further determined that an additional goodwill impairment charge of $3.3 million was necessary during the three months and nine months ended May 31, 2004, upon management’s consideration of current fiscal year operating results and the forecasted operating results and business plans for one of the Company’s business units. If the Company concludes in the future that the adjusted carrying value of goodwill for any of the business units exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the acquisition of Host, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. Prior to the fiscal year ended August 31, 2003, the Company determined that an impairment charge of approximately $6.6 million was necessary to reduce the carrying amount of certain customer relationship intangible assets as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. An updated impairment analysis performed as of August 31, 2003 indicated the need for an additional impairment charge of approximately $2.3 million at that date. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

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

Goodwill and intangible assets, net of accumulated amortization, were approximately $49.0 million as of May 31, 2004 and $53.2 million as of August 31, 2003, of which, goodwill was approximately $40.4 million and $43.7 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 75% of the Company’s total assets as of May 31, 2004.

Deferred Income Taxes –

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of May 31, 2004 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Derivative Instruments and Hedging Activities –

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivative instruments (i.e., interest rate swap agreements, and until sold in April 2003, warrants to purchase additional shares of Gray common stocks) on the balance sheet at fair value. The aggregate fair market value of derivatives as of May 31, 2004 and August 31, 2003 of approximately $(0.8) million and $(1.7) million, respectively, is included in the Company’s balance sheet as a component of “Other liabilities.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. None of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Certain Non-Trade Receivables –

In the fiscal year ended August 31, 2003, the Company recorded impairment charges of approximately $5.2 million and $1.7 million associated with its investment in and amounts due from iHigh and a note receivable from the purchaser of Datasouth, respectively. The Company performs ongoing credit evaluations of parties from such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. The impairment charges reduced the carrying amount of the investment in and amounts due from iHigh to zero, and the Company’s note receivable from the purchaser of Datasouth to approximately $1.7 million as of August 31, 2003. As a result of the receipt of a payment on the note receivable, the carrying amount has been further reduced to $1.5 million as of May 31, 2004.

Recent Accounting Pronouncement –

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for the Company as of September 1, 2003 and did not have any impact on the Company’s consolidated financial statements, however future classification of some of the Company’s preferred stock may be affected as a result of SFAS 150. As of May 31, 2004, the Company’s Chairman and his affiliates owned approximately 49.8% of the Company’s outstanding common stock. Management believes that as of August 31, 2004, such ownership percentage will exceed 50%, at which time the Company will be required to reclassify, in accordance with SFAS 150, all of the preferred stock issued to the Chairman and his affiliates from stockholders’ equity (deficit) to a component of total liabilities. If such classification was required as of May 31, 2004, the Company’s stockholders’ deficit and total liabilities would each increase by approximately $19.8 million. In any case, management does not believe that any of the preferred stock issued to the Chairman or his affiliates will be redeemed in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –

As of May 31, 2004, the Company’s indebtedness to its bank lenders was approximately $55.9 million. The bank credit agreement has a maturity date of November 30, 2004 at which time all amounts outstanding become due and payable. The agreement does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement, which was last amended on August 18, 2003, requires the maintenance of interest coverage ratios, determined quarterly beginning November 30, 2003. Prior to the maturity date, the Company will be required to refinance the total amount due and payable to the banks at that time. The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets, and is personally guaranteed by the Company’s Chairman. The Company’s ability to continue this or similar financing beyond the November 30, 2004 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results, the continued support of its Chairman or whether or not the Company will ultimately be successful in obtaining bank financing at acceptable terms.

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

Under the terms of the credit agreement, as amended, up to an aggregate of $15 million in funding for working capital purposes, if necessary, could be sourced from cash investments and advances made by affiliated parties. As of July 15, 2004, the Company has utilized approximately $13.1 million of this capacity in connection with the issuance of debt and equity securities to, and the receipt of cash advances from, the Company’s Chairman and companies with which the Chairman is affiliated. As a result, additional funding of approximately $1.9 million for working capital purposes is available under the terms of the credit agreement.

The Company’s Chairman personally guarantees substantially all of the debt outstanding under the current credit facility, and if the Company is unable to meet its principal payment obligations under the recently amended credit facility, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company.

In connection with the acquisition of Host, the Company issued 8% subordinated notes, representing long-term debt of approximately $8.7 million as of May 31, 2004 and approximately $16.7 million as of August 31, 2003. During the nine months ended May 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly on all but a $3.0 million subordinated note payable to the Company’s Chairman, on which interest is payable at maturity. The notes, as amended, have a maturity date of January 17, 2006. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

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

As a result of the seasonality of its business, the Company generally expects to use more cash than it generates during the first half of its fiscal year, and generate more cash than it uses during the second half of its fiscal year. Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In the nine months ended May 31, 2004, the Company’s Chairman provided an aggregate total of $5.3 million in cash used for operating purposes. Subsequent to May 31, 2004, the Chairman provided an additional $2.1 million in cash used for operating purposes. Management believes the Company has sufficient liquidity sources, which include the Company’s Chairman and his affiliates, to meet its cash obligations until the November 30, 2004 maturity date of its bank credit agreement. In exchange for cash advances made in the past or in the future by the Company’s Chairman and/or his affiliates, the Company may (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; or (c) a combination thereof. The use of future cash advances in excess of approximately $1.9 million made by the Chairman or his affiliates for purposes other than the reduction of the bank debt would require approval of the Company’s bank lenders. The Company’s capital expenditures are not expected to exceed $600,000 for the fiscal year ending August 31, 2004.

Historical Cash Flow Information – Summary –

The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2004	2003
Cash flows from operating activities:
Continuing operations	$(9,002)	$(3,412)
Discontinued operations		106
Cash flows from investing activities:
Continuing operation investing activities	(365)	11,118
Discontinued operation investing activities	200	(5)
Cash flows from financing activities	5,259	(7,817)

Net decrease in cash and cash equivalents	$(3,908)	$(10)

Historical Cash Flow Information – Cash Flows from Operating Activities –

The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2004	2003
Loss from operations	$(5,813)	$(1,457)
Depreciation and amortization included in operations	5,016	1,815
Interest expense, net of interest and dividend income	(3,330)	(6,203)
Net change in operating assets and liabilities	(4,858)	2,233
Other operating cash flows	(17)	200

Net cash flows from continuing operations	(9,002)	(3,412)
Net cash flows from discontinued operations		106

Net cash flows from operating activities	$(9,002)	$(3,306)

The Collegiate Marketing and Production Services segment primarily generates revenues during the collegiate football and basketball seasons, which take place beginning in August of each year and end in April. Therefore, the segment primarily derives the revenues from projects and services in the nine months ended May 31. The Affinity Events segment consists primarily of participatory sports tours that generally begin in March and end in September each year. Due to a reduction in the number of events scheduled for the Hoop-It-Up National Tour in 2004 compared to 2003, it is anticipated that the Affinity Events segment will generate a higher proportionate amount of its total revenues in the fourth fiscal quarter ending August 31, 2004 compared to the same period in the prior fiscal year, and a lower proportionate amount of its total revenues in the nine months ended May 31, 2004 compared to the same period in the prior fiscal year.

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations during the nine months ended May 31, 2004 and a favorable impact during the nine months ended May 31, 2003. During the nine months ended May 31, 2004, cash available at the beginning of the period was used toward the reduction of accounts payable and accrued expenses by $7.6 million, compared to an increase in accounts payable and accrued expenses of $1.6 million in the nine months ended May 31, 2003. Accounts receivable decreased $2.7 million and $1.2 million in the nine months ended May 31, 2004 and 2003, respectively. Decreases in accounts receivable during each period result from the seasonality of the Collegiate Marketing and Production Services business segment, and the decrease in the current fiscal year also results from the reduction of Affinity Events tour events. The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received, was approximately $3.4 million and $6.5 million for the nine months ended May 31, 2004 and 2003, respectively, with the reduction caused by the decrease in total outstanding debt and reductions in interest rates to which the debt is subject

Historical Cash Flow Information – Cash Flows from Investing Activities

The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2004	2003
Capital expenditures	$(316)	$(216)
Proceeds on sales of investments		11,885
Increase in other assets	(49)	(551)

Net cash flows from continuing operation investing activities	(365)	11,118
Net cash flows from discontinued operation investing activities	200

Net cash flows from investing activities	$(165)	$11,118

In the nine months ended May 31, 2003, the Company sold its investment in Rawlings common stock to an unrelated company for cash proceeds of approximately $6.8 million and sold warrants to acquire Gray common stock to Gray for cash of $5.1 million.

Historical Cash Flow Information – Cash Flows from Financing Activities

The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2004		2003
Borrowings from revolving line of credit	$		$175
Cash advances made by stockholder		3,300
Repayments of long-term debt			(10,000)
Debt issue costs		(41)	(992)
Proceeds on issuance of preferred stock		2,000	3,000

Net cash flows from financing activities		$5,259	$(7,817)

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of May 31, 2004 (amounts in 000’s):

	Payments Due by Period as of May 31, 2004
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$65,215	$56,522	$8,693	$	$
Operating lease obligations	3,240	1,174	1,080	628	358
Purchase obligations	45,650	16,853	21,154	7,643

Total	$114,105	$74,549	$30,927	$8,271	$358

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2009.

The Company is a party to an interest rate swap agreement described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $1.0 million as of May 31, 2004, including accrued interest through that date.

Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends payable through May 31, 2004 on issued shares of the Company’s preferred stock have been paid, including Series D Preferred Stock dividends payable to the Company’s Chairman that were declared effective June 30, 2003, having an aggregate value at that time of approximately $0.5 million, paid to the Chairman in January 2004 in the form of approximately 149 shares of the Company’s common stock, following the Company’s stockholders’ approval of the issuance of such shares.

Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend accruing through June 30, 2005 is not payable until July 2005. The amount of dividends accruing through May 31, 2004 on the outstanding shares of Series E Preferred Stock potentially payable in cash in July 2005 is approximately $0.7 million.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003

Results Derived from Operating Businesses –

Operating results for the three months ended May 31, 2004 and 2003 are summarized as follows (amounts in $000’s):

	Three Months Ended
	May 31,	May 31,
	2004	2003
Revenues
Collegiate Marketing and Production Services	$10,896	$12,322
Affinity Events	1,525	3,688
Affinity Management Services	1,877	2,144

	$14,298	$18,154

Operating Costs and Expenses
Direct operating costs of services rendered	$9,739	$11,873
Selling, general and administrative	6,189	6,715
Amortization of acquisition intangibles	3,613	304

	$19,541	$18,892

Income (Loss) from Operations
Collegiate Marketing and Production Services	$(341)	$45
Affinity Events	(1,401)	(528)
Affinity Management Services	329	385
Amortization of acquisition intangibles	(3,613)	(304)
Unallocated general and administrative costs	(217)	(336)

	$(5,243)	$(738)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the three months ended May 31, 2004 by the termination of three university contractual relationships at the end of the previous fiscal year. Such contracts generated revenues of approximately $0.6 million during the three months ended May 31, 2003 and generated a negligible operating loss during that period. For the entire fiscal year ended August 31, 2003, such terminated contracts generated revenues of approximately $5.3 million and operating profit of approximately $0.5 million. Additionally, revenues derived from NCAA publications during the three months ended May 31, 2004 were approximately $0.9 million less than the same period of the prior fiscal year.

The three months ended May 31 was a period of proportionately lower activity in the Affinity Events segment in the current fiscal year compared to the prior fiscal year. The 2004 Hoop-It-Up National Tour is scheduled to include significantly fewer events than the 2003 tour (15 events in 2004 compared to 40 events in 2003), of which, four events were held in the three months ended May 31, 2004 compared to 16 events in the three months ended May 31, 2003. As a result, total revenues from the Hoop-It-Up National Tour were approximately $2.5 million less in the three months ended May 31, 2004 compared to the same period of the prior year. A greater proportion of the Company’s selling, general and administrative costs has been allocated to the Affinity Events segment in the current fiscal year, causing approximately $0.2 million of the increased loss from operations for this segment. This change was made to reflect the additional sales and management resources devoted to this segment in the current fiscal year. Therefore, in periods of proportionately low revenue activity within the Affinity Events segment, operating losses may be higher than those reported in the prior fiscal year due to the higher amount of selling, general and administrative costs absorbed by this segment in comparison with the prior year.

Total revenues for the three months ended May 31, 2004 for the Affinity Management Services segment represented a decrease over the same period in the prior year due primarily to a change in the terms of a management contract which provided additional revenue and profit incentives achieved during the second quarter of the current fiscal year, in exchange for a lower management fee.

Direct operating costs of services rendered decreased for the three months ended May 31, 2004 from the same period in the prior year due to (a) fewer Hoop-It-Up events in 2004 compared to 2003. principally contributing to a reduction in events operation costs in the Affinity Events segment of approximately $1.3 million; (b) the termination of certain contractual relationships as discussed above, which substantially contributed to a reduction in total guaranteed rights fee and profit split expenses of approximately $0.3 million; and (c) the elimination of approximately $0.1 million of other direct costs associated with the three terminated university contracts.

Amortization and impairment of acquisition intangibles included a goodwill impairment charge of $3.3 million in the three months ended May 31, 2004 based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for one of the Company’s business units.

Results Derived from Investments and Derivative Instruments –

Equity in earnings of affiliated companies of $40 for the three months ended May 31, 2003 was derived from the Company’s proportionate share of the net income (loss) reported by Gray and iHigh. The Company sold its investments in Gray common stocks in August 2003 and recorded an impairment charge to reduce the carrying amount of its investment in iHigh to zero as of August 31, 2003. Since there is no commitment for the Company to provide any additional capital to iHigh in the future, and since the carrying amount of the Company’s investment in iHigh has been reduced to zero, the Company has reported no equity in earnings or losses of affiliated companies subsequent to August 31, 2003, nor does it anticipate reporting such amounts in the foreseeable future.

The net change in the value of certain derivative instruments, currently consisting of an interest rate swap agreement, and previously consisting of a second interest rate swap agreement that expired on December 31, 2002 and warrants to purchase shares of Gray common stocks that were sold in April 2003, was approximately $0.4 million and $0.2 million for the three months ended May 31, 2004 and 2003, respectively, due to an increase in the value of the remaining interest rate swap agreement.

Interest Expense and Debt Related Costs –

Interest expense decreased to approximately $1.1 million for the three months ended May 31, 2004 from approximately $1.9 million for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization of approximately $0.3 million and $0.6 million for the three months ended May 31, 2004 and 2003, respectively, results from the amortization of costs paid in connection with amendments to the Company’s bank credit agreement, as well as amortization of the value of shares of the Company’s common stock issued to the Company’s Chairman, who has personally guaranteed the Company’s debt under its bank credit agreement. During the three months ended May 31, 2004, the Company issued approximately 192,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $0.2 million. The value of all shares issued to the Chairman is amortized over the period for which the shares provide compensation, and approximately $0.2 million and $0.3 million of such amortization is included in debt issue cost amortization for the three months ended May 31, 2004 and 2003, respectively.

Income Taxes –

The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases in the valuation allowance for potentially non-realizable deferred tax assets of $1.1 million and $1.5 million for the three months ended May 31, 2004 and 2003, respectively. The valuation allowance for net deferred tax assets was approximately $21.5 million as of May 31, 2004.

RESULTS OF CONTINUING OPERATIONS – NINE MONTHS ENDED MAY 31, 2004 COMPARED TO NINE MONTHS ENDED MAY 31, 2003

Results Derived from Operating Businesses –

Operating results for the nine months ended May 31, 2004 and 2003 are summarized as follows (amounts in $000’s):

	Nine Months Ended
	May 31,
	2004	2003
Revenues
Collegiate Marketing and Production Services	$42,219	$49,340
Affinity Events	4,242	6,040
Affinity Management Services	6,392	6,242

	$52,853	$61,622

Operating Costs and Expenses
Direct operating costs of services rendered	$36,197	$42,718
Selling, general and administrative	18,229	19,449
Amortization of acquisition intangibles	4,240	912

	$58,666	$63,079

Income (Loss) from Operations
Collegiate Marketing and Production Services	$2,345	$2,694
Affinity Events	(4,719)	(3,277)
Affinity Management Services	1,700	1,061
Amortization of acquisition intangibles	(4,240)	(912)
Unallocated general and administrative costs	(899)	(1,023)

	$(5,813)	$(1,457)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the nine months ended May 31, 2004 by the termination of three university contractual relationships at the end of the previous fiscal year. Such contracts generated revenues of approximately $5.3 million during the nine months ended May 31, 2003 and generated operating profit of approximately $0.6 million during that period. The change in total revenues of this segment was also affected by certain printing, publishing and broadcasting projects and activities which occurred in the prior year period but not in the current fiscal year. Total revenues derived from printing, publishing, broadcasting and other integrated media activities, net of the elimination of intercompany revenues, were approximately $0.9 million less for the nine months ended May 31 2004 than the same period of the prior year. Additionally, revenues derived from NCAA publications and related activities during the nine months ended May 31, 2004 were approximately $0.6 million less than the same period of the prior fiscal year.

The nine months ended May 31 was a period of proportionately lower activity in the Affinity Events segment in the current fiscal year compared to the prior fiscal year. The 2004 Hoop-It-Up National Tour, which runs from May 2004 to September 2004, is scheduled to include 15 events, whereas the 2003 tour, which ran from March 2003 to September 2003, included 40 events. As a result, total revenues from the Hoop-It-Up National Tour were approximately $2.1 million less in the nine months ended May 31, 2004 than the same period of the prior year. The change in the Company’s allocation of selling, general and administrative costs to the Affinity Events segment in the current fiscal year caused approximately $0.6 million of the increased operating loss for this segment.

Total revenues for the nine months ended May 31, 2004 for the Affinity Management Services segment increased slightly due to the change in the terms of the management contract discussed previously.

Direct operating costs of services rendered decreased for the nine months ended May 31, 2004 from the same period in the prior year due to (a) fewer Hoop-It-Up events in 2004 compared to 2003. principally contributing to a reduction in events operation costs in the Affinity Events segment of approximately $0.9 million; (b) the termination of certain contractual relationships as discussed previously, which substantially contributed to a reduction in total guaranteed rights fee and profit split expenses of approximately $2.4 million; (c) the elimination of approximately $1.5 million of other direct costs associated with the three terminated university contracts; and (d) the reduction of approximately $0.8 million in production expenses associated with the printing, publishing and broadcasting operations due to lower volume during the current year in comparison with the prior fiscal year.

Selling, general and administrative costs declined for the nine months ended May 31, 2004 compared to the same period in the prior fiscal year due to a decline in employee compensation costs of approximately $0.6 million and a decline in depreciation expense of approximately $0.2 million.

Amortization and impairment of acquisition intangibles included a goodwill impairment charge of $3.3 million in the nine months ended May 31, 2004 based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for one of the Company’s business units.

Results Derived from Investments and Derivative Instruments –

Equity in losses of affiliated companies of approximately $0.2 million for the nine months ended May 31, 2003 was derived from the Company’s proportionate share of the net losses reported by Gray and iHigh.

During the nine months ended May 31, 2003, the Company accounted for its prior investment in Rawlings as an “available-for-sale” marketable security, and recorded an investment valuation charge of approximately $1.0 million for the unrealized loss on its investment in Rawlings. The amount of the charge was determined based on the actual proceeds derived from the Company’s sale of its investment in Rawlings common stock in December 2002.

As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying amount of its investment in Gray common stock prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss of approximately $2.3 million on Gray’s issuance of shares in the nine months ending May 31, 2003.

The net change in the value of certain derivative instruments was approximately $0.9 million for the nine months ended May 31, 2004 due to an increase in the value of the remaining interest rate swap agreement, and $(1.7) million for the nine months ended May 31, 2003 due to a decline in the value of warrants, offset by an increase in the value of the interest rate swap agreements.

Interest Expense and Debt Related Costs –

Interest expense decreased to approximately $3.3 million for the nine months ended May 31, 2004 from approximately $6.2 million for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization was approximately $0.9 million and $1.7 million for the nine months ended May 31, 2004 and 2003, respectively. During the nine months ended May 31, 2004, the Company issued approximately 343,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $0.7 million. During the nine months ended May 31, 2003, the Company issued approximately 221,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $1.1 million. Amortization of the value of all shares issued to the Chairman, of approximately $0.7 million and $1.1 million, is included in debt issue cost amortization for the nine months ended May 31, 2004 and 2003, respectively.

Income Taxes –

The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases in the valuation allowance for potentially non-realizable deferred tax assets of approximately $2.0 million and $3.5 million for the nine months ended May 31, 2004 and 2003, respectively.

RESULTS OF DISCONTINUED OPERATIONS

Prior to the fiscal year ended August 31, 2003, the Company received a $5.0 million consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc. (“Stations”), which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, and in November 2002, Gray issued additional shares of its common stock. These issuances of common stock by Gray resulted in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to 4.0%. As a result of these transactions by Gray, the Company recognized consulting fee income of approximately $4.8 million in the nine months ended May 31, 2003 attributable to Gray’s acquisition of Stations, plus approximately an additional $0.5 million of previously deferred consulting fee income, as a result of the reduction in the Company’s proportionate ownership of Gray following Gray’s issuances of common stock. The Company does not anticipate receiving any additional consulting fees from Gray, and in January 2004, determined that it will not be engaged in such services with any other party in the future. Therefore, the consulting fee income of approximately $5.3 million for the nine months ended May 31, 2003 is reported as “Income from discontinued segment” in the Condensed Consolidated Statement of Operations.

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

Based on the Company’s debt profile as of May 31, 2004 and 2003, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by approximately $0.1 million and $0.2 million for the three months ended May 31, 2004 and 2003, respectively, and approximately $0.2 million and $0.4 million for the nine months ended May 31, 2004 and 2003, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s leverage and/or operating results may adversely affect its ability to obtain new financing or extend its current bank credit agreement beyond the November 30, 2004 maturity date under terms acceptable to the Company and its bank lenders, thereby impairing the Company’s ability to withstand economic downturns or competitive pressures; (ii) the Company may not ultimately be successful in obtaining bank financing beyond the November 30, 2004 maturity date, or be successful in obtaining financing at acceptable terms; (iii) the delisting of the Company’s common stock from the Nasdaq SmallCap Market may hinder the Company’s ability to raise new capital through the issuance of equity securities; (iv) significant segments of the Company’s business are seasonal; (v) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (vi) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vii) war or acts of terrorism or a domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorships and advertising sold by the Company.

Item 4. Controls and Procedures

Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that there were no material weaknesses in such controls as of May 31, 2004.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls during the quarterly period ended May 31, 2004.

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

Current Report on Form 8-K dated April 14, 2004 for the purpose of furnishing the press release announcing the Company’s financial results for the fiscal quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION
Date: July 15, 2004	By:	/s/ FREDERICK J. ERICKSON
Frederick J. Erickson
Vice President-Finance, Treasurer and Assistant Secretary