Form 10-K
period 2004-08-31
BULL RUN CORP
filed 2004-11-29
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number 0-9385

BULL RUN CORPORATION

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction incorporation or organization)	58-2458679 (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code (404) 266-8333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  [   ]  Yes  [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,094,623 based on the price at which Bull Run’s common stock was last sold on February 27, 2004, the last business day of Bull Run’s most recently completed second fiscal quarter, as reported on the Pink Sheets, a centralized quotation service for OTC securities. The number of shares outstanding of Bull Run’s common stock as of November 22, 2004 was 6,413,879.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed not later than December 29, 2004	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

BULL RUN CORPORATION
FORM 10-K
For the fiscal year ended August 31, 2004

PART I

Item 1. Business

General

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing, printing and publishing, and association management company through its sole operating business, Host Communications, Inc. (“Host”), acquired in December 1999 (the “Host-USA Acquisition”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Association Management Services” business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.

In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its collegiate, printing and publishing and association management businesses. As a result, the Affinity Events segment has been reflected in the Company’s financial statements as a discontinued operation.

In January 2004, the Company determined that that it would not be engaged in providing consulting services to Gray Television, Inc. (“Gray”), a business whose executive officers are also executive officers of the Company, or any other party in the future. Previously, the Company periodically provided consulting services to Gray in connection with Gray’s acquisitions and dispositions. As a result, the Consulting segment has likewise been reflected in the Company’s financial statements as a discontinued operation.

For financial information for each of our business segments described below, see Note 19 of the Notes to Consolidated Financial Statements appearing in Item 8 “Financial Statements and Supplemental Data.”

Collegiate Marketing and Production Services Segment

Collegiate Sports — The Company, through Host, provides sports and marketing services for a number of NCAA Division I universities and athletic conferences. The agreements relating to the services rendered by the Company vary by school or conference, but typically provide for some or all of the following: (a) the production of radio and television broadcasts of certain athletic events and coaches’ shows; (b) sale of advertising during radio and television broadcasts of games and coaches’ shows; (c) sale of media advertising and venue signage; (d) sale of “official sponsorship” rights to corporations; (e) publishing, printing and vending of game-day and other programs; (f) creative design of materials, video production, and construction and management of Internet web sites; and (g) coaches’ endorsements and pay-per-view telecasts. Institutions and organizations with which the Company has agreements are the University of Arizona, Boston College, Florida State University, the University of Kentucky, the University of Michigan, Mississippi State University, Oklahoma State University, the University of Tennessee, the University of Texas, the Metro Atlantic Athletic Conference and the Southeastern Conference. The Company also has marketing rights to the SBC Red River Shootout featuring the University of Texas and University of Oklahoma’s annual football rivalry, and the Lone Star Showdown series of games featuring Texas and Texas A&M University. The Company has published Dave Campbell’s Texas Football Magazine and has had marketing rights to an annual series of football games that features six prominent Texas high school teams.

Contracts with institutions and organizations for marketing and production services are generally three to five years in length and require the Company to pay to the institution or organization: (a)

an annual guaranteed rights fee; (b) a percentage of revenues or profits derived from the relationship; or (c) a combination thereof.

NCAA Group — Under an agreement with CBS Sports (the Host-CBS Contract”), the Company has the exclusive rights to produce, distribute and sell all of the approximately 150 game programs and publications in connection with 87 NCAA championships, including the Men’s and Women’s Final Four Division I basketball championships. The Host-CBS Contract expires in 2005, however the Company is currently negotiating with CBS a three-year extension of these printing and publishing rights.

In addition to the sublicensing rights through CBS Sports, the Company has an exclusive license with NCAA Football USA, Inc. (“NCAA Football”), a separate 501(c)(4) entity organized to promote college football. Under the terms of this agreement, the Company is entitled to retain 40% of all revenues derived through the sale of corporate sponsorships and all merchandise licensing associated with the brand. Through its Integrated Media Group, the Company produces various commercial spots and other media to promote the brand. The Company’s current contract with NCAA Football expires in 2013.

Integrated Media Group — The Company produces more than 700 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. The Company’s publications include game programs, media guides, posters and marketing brochures. The Company also provides high quality printing services for corporations and non-profit organizations nationwide, consisting of directories, annual reports, brochures, posters, programs and catalogs.

The Company produces television programs, videos, radio broadcasts, commercial audio and Internet related services, and administers the regional radio networks of seven NCAA Division I universities and the Southeastern Conference. The Company’s digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.

Association Management Services Segment

Under Host, the Association Management Services segment (formerly called Affinity Management Services), provides a full range of management services to multi-national associations, including CrossSphere (formerly the National Tour Association, a nearly 4,000-member global association for the packaged travel industry, which has been a client since 1974), Quest (the J.D. Edwards software user group association) and the International SPA Association. The Company’s services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet web site management and membership growth activities.

Discontinued Segments

The Company’s Affinity Events segment formerly produced and managed large participatory sporting events throughout the United States and Canada. In connection with these events, the Company provided professional marketing and management services to corporations. The Company organized and promoted the events, sold national, regional and local sponsorships and advertising, and generated merchandise sales. Sponsors and advertisers received, among other benefits, on-site consumer interactive opportunities, print and other media advertising, and signage. Events tours operated under the Affinity Events segment included the “Hoop-It-Up®” 3-on-3 basketball tour and the “3v3 Soccer Shootout.” The Company also created and executed specific events and promotional tours for corporate clients, including mobile marketing units. In August 2004, the Company announced its plan to suspend the Events business and offer it for sale.

The Company formerly provided consulting services to Gray from time to time. Consulting services have included transaction search, analysis, due diligence, negotiation and closing. Fees were based on a rate of 1% of transaction value. Gray has stated that it does not intend to engage the Company for such services in the future and during the fiscal year ended August 31, 2004, the Company determined that it did not intend to pursue such business from Gray or any other party in the future.

The Company formerly marketed and sold heavy-duty dot matrix and thermal printers under the “Datasouth” name. The Company sold its Datasouth business in September 2000.

For additional information with respect to discontinued business segments, including financial reporting as discontinued operations, see “Management’s Discussion and Analysis — Discontinued Operations” in Item 7 hereof and Note 4 to the Company’s Consolidated Financial Statements in Item 8.

Sales and Marketing

The Company provides advertising and sponsorship opportunities to a variety of corporate clients having access to all of the Company’s vertically-integrated fulfillment capabilities. The Company also provides sports and marketing services for a number of NCAA Division I universities and conferences, under contracts typically ranging from three to five years in length. However, a renewal of the Company’s contract with the University of Kentucky was recently executed covering a period of ten years. The Company intends to continue to seek long-term sponsorship agreements. Initial multi-media rights agreements with universities and conferences generally result from a competitive bid proposal process. These contracts generally contain provisions for exclusive negotiation periods of contract renewal terms.

The Company employs a full-time national sales and marketing staff and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote the Company’s expertise and range of services. The Company solicits prospective clients and advertisers through its sales team and through personal contacts by members of Host’s management. Each university, athletic conference and association property has its own dedicated sales team that generally solicits local sponsorships and advertising, complemented by a national/regional sales team. Personnel assigned to university and athletic conference properties are generally located at the particular university campuses or athletic conference location.

Competition

As a provider of marketing services, the Company competes with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very intense and highly fragmented. The Company believes that certain of its competitors have capabilities and resources comparable to and in some respects greater than those of the Company; however, the Company does not believe that there is any other competitor that currently provides all of the marketing and integrated media services offered by the Company. The Company’s success will depend in part on its ability to create value-added marketing opportunities that utilize its uniquely wide range of service capabilities.

Seasonality

The Company’s Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived from the period beginning in September and concluding in March, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons.

Employees

The Company has approximately 275 full-time employees, of whom, approximately 215 are employed by Host at its Lexington, Kentucky facilities. The rest of the employees are located in offices throughout the United States supporting either sales or the collegiate properties. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

The Company owns seven acres of land and a building with approximately 25,000 square feet of production, office and warehouse space in Lexington, Kentucky for Host’s Printing and Publishing Divisions. Host also has approximately 41,000 square feet of leased office space in two locations in Lexington expiring in April 2006; approximately 49,000 square feet of office space under lease in Dallas, Texas through December 2005, of which, all space except approximately 1,700 square feet still utilized by the Company is currently subleased through December 2005; and approximately 4,300 square feet of vacant office space under lease in New York City through August 2010 which is being marketed for sublease. Host also has small regional and local field offices primarily located close to the universities and conferences with which it has contracts.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the quarter ended August 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock, par value $.01 per share, is traded on the Pink Sheets (www.pinksheets.com) centralized quotation service for OTC securities. Until January 2004, it was traded on the Nasdaq SmallCap Market under the symbol “BULL.” The following table sets forth for each period indicated the high and low sale prices for the Company’s common stock as reported by the Pink Sheets, a quotation service for over-the-counter securities, and previously, by The Nasdaq Stock Market. Such prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions. Per share amounts have been retroactively adjusted for a 1-for-10 reverse stock split effective May 18, 2003.

	High	Low
Fiscal Year Ended August 31, 2003
First Quarter ended November 30, 2002	$7.20	$4.30
Second Quarter ended February 28, 2003	10.20	3.00
Third Quarter ended May 31, 2003	5.70	3.00
Fourth Quarter ended August 31, 2003	3.78	2.74
Fiscal Year Ended August 31, 2004
First Quarter ended November 30, 2003	$3.61	$1.01
Second Quarter ended February 29, 2004	1.80	.51
Third Quarter ended May 31, 2004	.65	.48
Fourth Quarter ended August 31, 2004	.50	.18

Holders

As of November 11, 2004, there were 2,193 holders of record of the Company’s common stock.

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

Equity Plan Compensation Information

The information required by the item is set forth under the caption “Management Compensation -Equity Plan Compensation Information” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

Recent Sales of Unregistered Securities

On October 8, 2003, certain holders of the Company’s subordinated notes exchanged subordinated debt having an aggregate face amount of approximately $8.0 million for an aggregate 8,016 shares of the Company’s series E convertible preferred stock (“Series E Preferred Stock”), including subordinated notes having an aggregate face amount of approximately $5.3 million acquired by the Company’s Chairman immediately prior to the exchange. Also on October 8, 2003, 1,783 shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”) issued to a former director of the Company and his spouse (both of whom were formerly holders of subordinated notes and parties to an exchange of their subordinated notes for the shares of Series D Preferred Stock in the fiscal year ended August 31, 2003) were exchanged for the same number of shares of Series E Preferred Stock. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock (initially, October 8, 2004).

On November 26, 2003, the Company issued 2,000 shares of the Company’s series F convertible preferred stock (“Series F Preferred Stock”) to the Company’s Chairman, for cash of $2.0 million. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006.

The issuance of shares of Series E Preferred Stock and Series F Preferred Stock were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

Item 6. Selected Financial Data

Set forth below are certain selected historical consolidated financial data of the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as “Management’s Discussion and Analysis.” The selected consolidated financial data as of and for the fiscal years ended August 31, 2004 and 2003; as of and for the two months ended August 31, 2002; and as of and for the fiscal years ended June 30, 2002 and 2001 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the two months ended August 31, 2001, and for the year ended June 30, 2000 are derived from unaudited condensed consolidated financial statements of the Company.

The Company discontinued its “Consulting” and its “Affinity Events” business segments during the fiscal year ended August 31, 2004. As a result, all historical financial information included in the Selected Financial Data presents the operating results of the Consulting and Affinity Events business segments as discontinued operations, and all current liabilities of the discontinued segments, net of current assets and all noncurrent liabilities of such segments, as discontinued.

SELECTED FINANCIAL DATA

(Dollar and share amounts in thousands, except per share amounts)

OPERATING RESULTS:

	Year Ended		Two Months Ended
	August 31,		August 31,
	2004	2003	2002	2001
Total revenue	$55,779	$64,129	$4,591	$7,853
Direct operating costs	(35,699)	(42,603)	(2,854)	(5,233)
Selling, general and administrative	(18,220)	(20,397)	(3,766)	(4,199)
Amortization and impairment of acquisition intangibles	(4,554)	(22,141)	(183)	(150)

Loss from operations	(2,694)	(21,012)	(2,212)	(1,729)
Equity in losses of affiliated companies		(204)	(110)	(554)
Other income (expense) derived from investments in affiliates, net		9,622		(250)
Net change in value of derivatives	1,294	(1,035)	(423)	(632)
Interest expense and other, net	(5,737)	(10,593)	(1,201)	(1,948)

Loss from continuing operations before
income taxes and cumulative effect	(7,137)	(23,222)	(3,946)	(5,113)
Income tax benefit (provision)		(5,222)		1,623

Loss from continuing operations	(7,137)	(28,444)	(3,946)	(3,490)
Income (loss) from discontinued operations, net of tax	(7,474)	(9,542)	(1,409)	62

Net loss	(14,611)	(37,986)	(5,355)	(3,428)
Preferred dividends	(2,237)	(1,149)	(93)	(45)

Net loss available to common stockholders	$(16,848)	$(39,135)	$(5,448)	$(3,473)

See Notes to the Selected Financial Data on page 11.

SELECTED FINANCIAL DATA, continued

OPERATING RESULTS:

	Year Ended June 30,
	2002	2001	2000
Total revenue	$93,813	$96,136	$59,377
Direct operating costs	(75,567)	(66,337)	(40,974)
Selling, general and administrative	(24,065)	(25,596)	(16,490)
Amortization and impairment of acquisition intangibles	(7,707)	(4,406)	(2,717)

Loss from operations	(13,526)	(203)	(804)
Equity in earnings losses of affiliated companies	(2,912)	(4,235)	(2,533)
Correction of purchase price allocation			(11,330)
Other income (expense) derived from investments in affiliates, net	242	(6,796)	(2,360)
Net change in value of derivatives	(3,345)	2,988
Interest expense and other, net	(12,042)	(11,891)	(7,909)

Loss from continuing operations before income taxes and cumulative effect	(31,583)	(20,137)	(24,936)
Income tax benefit	1,925	5,114	4,806

Loss from continuing operations before cumulative effect, net of tax	(29,658)	(15,023)	(20,130)
Cumulative effect of accounting change, net of tax	(2,620)	(1,120)

Loss from continuing operations	(32,278)	(16,143)	(20,130)
Loss from discontinued operations, net of tax	(2,280)	(2,561)	(7,694)

Net loss	(34,558)	(18,704)	(27,824)
Preferred dividends	(396)

Net loss available to common stockholders	$(34,954)	$(18,704)	$(27,824)

LOSS PER SHARE:

	Year Ended		Two Months Ended
	August 31,		August 31,
	2004	2003	2002	2001
Loss per share available to common stockholders - Basic and Diluted:
Loss available to common stockholders from continuing operations	$(2.01)	$(7.42)	$(1.07)	$(0.98)
Income (loss) from discontinued operations, net of tax	$(1.60)	$(2.40)	$(0.37)	$0.02
Net loss available to common stockholders	$(3.61)	$(9.82)	$(1.44)	$(0.96)
Weighted average shares outstanding - Basic and Diluted	4,668	3,987	3,793	3,599

LOSS PER SHARE:

	Year Ended June 30,
	2002	2001	2000
Loss per share available to common stockholders - Basic and Diluted:
Loss available to common stockholders from continuing operations before cumulative effect of accounting change	$(8.24)	$(4.25)	$(6.93)
Loss available to common stockholders from continuing operations	$(8.96)	$(4.57)	$(6.93)
Loss from discontinued operations, net of tax	$(0.62)	$(0.73)	$(2.65)
Net loss available to common stockholders	$(9.58)	$(5.30)	$(9.58)
Weighted average shares outstanding - Basic and Diluted	3,649	3,531	2,904

See Notes to the Selected Financial Data on page 11.

SELECTED FINANCIAL DATA, continued

FINANCIAL POSITION:

	As of August 31,			As of June 30,
	2004	2003	2002	2002	2001	2000
Working capital (deficit)	$(19,146)	$(12,034)	$(32,252)	$(26,827)	$(16,951)	$5,449
Investment in affiliated companies			25,013	25,115	50,399	64,782
Total assets	60,942	73,812	143,780	151,007	201,061	227,787
Long-term obligations	64,625	72,641	93,091	98,091	107,693	122,794
Stockholders’ equity (deficit)	(56,551)	(27,002)	(2,188)	(1,274)	37,604	51,864

NOTES TO THE SELECTED FINANCIAL DATA

The changes from year to year are primarily a result of the following items:

2004 — Intangibles impairment charge of $3.3 million; and the classification of redeemable preferred stock of $24.3 million as noncurrent liabilities (of which, $19.7 million is held by the Company’s Chairman or one of his affiliates) due to the Chairman owning more than 50% of the Company’s outstanding common stock as of August 31, 2004 (such preferred stock was previously included as a component of stockholders’ deficit).

2003 — Sale of investments in Gray common stocks, warrants for Gray common stocks and Rawlings common stock, resulting in an aggregate gain of $17.2 million, with $38 million of the proceeds being applied to long-term debt; impairment charge of $30.5 million taken to reduce the carrying value of goodwill and other acquisition intangible assets (of which, $7.0 million included in discontinued operations); and an aggregate of $5.2 million in valuation impairment charges taken to reduce carrying value of investments in affiliates and non-trade receivables.

2002 — Sale of investments in Gray preferred stock and Tarzian common stock with such proceeds being applied to long-term debt; and the acceleration of costs and expenses, including an intangibles impairment charge of $6.6 million, as a result of a change in a significant contractual relationship; proportionate share of Gray’s accounting change cumulative effect adjustment, net of tax.

2001 — First full year of Host operating results included in the Company’s consolidated financial statements; $9.0 million pretax charge recognized to reduce book value of certain equity investments; and the change in accounting for certain derivatives resulting in a cumulative effect adjustment, which also resulted in the initial inclusion of the net change in the value of derivatives in the Company’s operating results.

No dividends were declared or paid during the periods presented.

Certain reclassifications for the presentation of the Company’s Affinity Events and Consulting business segments as discontinued operations have been made in the results of operations and financial position for all prior periods to conform to the August 31, 2004 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bull Run Corporation (“Bull Run” or the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing and management company through its sole operating business, Host Communications, Inc. (“Host”), acquired in December 1999 (the “Host-USA Acquisition”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Association Management Services” (formerly called Affinity Management Services) business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.

The Company discontinued its “Consulting” and its “Affinity Events” business segments during the fiscal year ended August 31, 2004. In January 2004, the Company determined that it would not be engaged in consulting services to Gray Television, Inc. (“Gray”), an affiliated party, or any other party in the future. In August 2004, the Company announced its decision to suspend the Affinity Events business, and declared its intent to offer the business unit for sale. Accordingly, the operating results and net assets associated with the Consulting and the Affinity Events business segments as of and for the fiscal year ended August 31, 2004 and all prior periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements. The Company has reached an agreement to sell the assets associated with the basketball and soccer tours operated within the Affinity Events business segment. The transaction is expected to close within the next 30 days. Accrued restructuring charges associated with the discontinuation of this segment have been reduced by the estimated amount of proceeds to be ultimately derived from the sale. Actual amounts ultimately realized on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of August 31, 2004, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods. Likewise, the results of any remaining Events operations occurring subsequent to August 31, 2004 will be reported in discontinued operations in future periods.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is the beneficial owner of approximately 57.0% of the Company’s common stock as of November 22, 2004, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of that date representing approximately 88.4% of the aggregate face amount of all outstanding preferred stock on that date. Mr. Robinson is also Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 28.8% of the combined voting power of Gray’s two classes of common stock as of March 22, 2004. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 2.6% of the combined voting power of Gray’s two classes of common stock as of March 22, 2004. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 7.0% of the combined voting power of Gray’s two classes of common stock as of the same date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.

As of August 31, 2004, W. James Host, a director of the Company until his resignation in January 2004, owned along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million. In October 2004, Mr. Host and his wife exercised their right to convert their shares of preferred stock to approximately 255,000 shares of the Company’s common stock. Other officers or directors of the Company own shares of the Company’s preferred stock having an aggregate face value of approximately $0.2 million.

Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities. The agreement commenced April 1, 2000 and terminates after five years. As a result of the rights-sharing agreement, Gray may be called upon for payment of a share of certain guaranteed rights fees. During the fiscal year ended August 31, 2004, Gray had paid approximately $1.5 million under this provision, and as of August 31, 2004, the Company has accrued fees payable to Gray of approximately $1.7 million.

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

Revenue Recognition and Rights Fee Expenses -

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

Goodwill and Other Intangible Assets -

Prior to July 1, 2001, goodwill was amortized over 20 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which eliminated the requirement to amortize goodwill, and also affected the Company’s accounting for its equity in losses of affiliated companies. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill associated with each of four distinct business units that comprise two business segments of the Company’s continuing operations to determine if an impairment in value has occurred. Prior to the fiscal year ended August 31, 2004, such an assessment was also required in connection with a discontinued business segment. Annual impairment tests prior to the fiscal year ended August 31, 2003 concluded that the carrying amount of goodwill for each acquired business unit did not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the business units. However, the Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, a goodwill impairment charge of $23.4 million was necessary to reduce the carrying value of goodwill to net realizable value, $2.4 million of which was attributable to the discontinued business segment. Management further determined that an additional goodwill impairment charge of $3.3 million was necessary during the fiscal year ended August 31, 2004, upon management’s consideration of current fiscal year operating results and the forecasted operating results and business plans for one of the Company’s business units. If the

Company concludes in the future that the adjusted carrying value of goodwill for any of the four business units comprising the Company’s continuing operations exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the acquisition of Host, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. Prior to the fiscal year ended August 31, 2003, the Company determined that an impairment charge of approximately $6.6 million was necessary to reduce the carrying amount of certain customer relationship intangible assets as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. An updated impairment analysis performed as of August 31, 2003 indicated the need for an additional charge to reduce customer relationships and other acquisition intangibles by approximately $7.0 million at that date, all of which was attributable to a discontinued operating segment. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

The remaining value assigned to acquisition intangibles other than goodwill will continue to be amortized over a 16-year average life, at a rate of approximately $0.7 million per year. The use of a 16-year average life of customer relationships amortized on a straight-line method is not materially different than using the estimated life of each individual relationship using a systematic allocation method.

Goodwill and intangible assets, net of accumulated amortization, were approximately $48.7 million as of August 31, 2004 and $53.2 million as of August 31, 2003, of which, goodwill was approximately $53.2 million and $43.7 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 80% of the Company’s total assets as of August 31, 2004.

Deferred Income Taxes -

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of August 31, 2004 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Derivative Instruments and Hedging Activities -

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivative instruments (i.e., interest rate swap agreements, and until sold in April 2003, warrants to purchase additional shares of Gray common stocks) on the balance sheet at fair value. The aggregate fair market value of derivatives as of August 31, 2004 and August 31, 2003 of approximately $(0.4) million and $(1.7) million, respectively, is included in the Company’s balance sheet as a component of “Other liabilities.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. None of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements.

Valuation of Certain Non-Trade Receivables -

In the fiscal year ended August 31, 2003, the Company recorded an impairment charge of approximately $5.2 million associated with its investment in and amounts due from iHigh and an impairment charge of approximately $1.7 million associated with a note receivable from the purchaser of Datasouth Computer Corporation (“Datasouth”), the Company’s former computer printer manufacturing company. The Company performs ongoing credit evaluations of parties from such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. The impairment charges reduced the carrying amount of the investment in and amounts due from iHigh to zero, and the Company’s note receivable from the purchaser of Datasouth to approximately $1.7 million as of August 31, 2003. As a result of payments received on the note subsequent to the adjustment to net realizable value at August 31, 2003, the carrying amount of the note receivable has been further reduced to approximately $1.2 million as of August 31, 2004.

Recent Accounting Pronouncement -

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for the Company as of September 1, 2003 and did not have any impact on the Company’s consolidated financial statements until August 31, 2004, at which date the Company’s Chairman and his affiliates had increased their ownership of the Company’s outstanding common stock to more than 50%. As a result, the Company reclassified, in accordance with SFAS 150, all of the preferred stock issued and outstanding as of August 31, 2004 from “Stockholders’ deficit” to noncurrent liabilities. Management does not believe that any of the preferred stock issued to the Chairman or his affiliates or any other party will be redeemed in the foreseeable future, and any such redemption would require the approval of the Company’s bank lenders.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2004, the Company’s indebtedness to its bank lenders was approximately $55.9 million. In October 2004, the bank credit agreement was amended and restated to provide an additional $3 million in financing, which was borrowed in October 2004, thereby increasing the bank indebtedness to approximately $58.9 million. The agreement, having a maturity date of November 30, 2005 at which time all amounts outstanding become due and payable, does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement requires the maintenance of interest coverage ratios, determined quarterly.

The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets. In addition, the Company’s Chairman personally guarantees substantially all of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the

Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company.

In September 2004, a company under the Chairman’s control provided the Company $1.5 million of cash which was used for working capital purposes, in exchange for a subordinated note bearing interest at 6% per annum maturing on December 31, 2004. Under the terms of the credit agreement, as amended in October 2004, up to an aggregate of $10 million in additional funding for working capital purposes, if necessary, could be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. During the fiscal year ended August 31, 2004, the Company received approximately $6.6 million from the Company’s Chairman, of which $2 million was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of approximately $4.6 million is presented in the consolidated balance sheet as “Advances from stockholder.” Management believes that it is the Chairman’s intention to convert these advances to subordinated debt or equity securities during the fiscal year ending August 31, 2005. In connection with the credit agreement amendment, the Chairman committed to the Company an additional aggregate cash investment of up to $3 million as and when needed at any time and from time to time on or prior to the maturity date, and provided that up to $1.5 million of such cash investments may be used to repay the $1.5 million subordinated note issued by his affiliated company. Management anticipates that the Chairman will provide at least $1.5 million of his committed cash investment prior to the maturity date of the $1.5 million subordinated note.

As amended in October 2004, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling approximately $35.9 million and (b) two revolving loan commitments (the “Revolvers”) for aggregate maximum borrowings of $23 million. All amounts outstanding bear interest at either (a) the banks’ prime rate or (b) the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. The Company anticipates that it will continue to utilize fully the availability under the Revolvers throughout the remaining term of the credit agreement.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, representing long-term debt of approximately $8.7 million as of August 31, 2004. During the fiscal year ended August 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3.0 million subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In the fiscal year ended August 31, 2004, the Company’s Chairman provided an aggregate total of $6.6 million in cash used for operating purposes. In September 2004, a Company controlled by the Chairman provided an additional $1.5 million in cash, the proceeds from which were used for operating purposes in exchange for a subordinated note due December 31, 2004. The Company’s Chairman has formally committed to the Company to provide up to $3 million in cash prior to the maturity date of the credit agreement at any time if and when needed by the Company, of which, up to $1.5 million can be used to repay the subordinated note. Management believes the Company has sufficient liquidity sources, which include the Company’s Chairman and his affiliates, to meet its cash obligations until the November 30, 2005 maturity date of its bank credit agreement. Prior to the November 30, 2005 maturity date, the Company anticipates that will be required to refinance the total amount due and payable to the banks at that time. The Company’s ability to continue this or similar financing beyond the November 30, 2005 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman. In exchange for cash advances made in the past or in the future by the Company’s Chairman, his affiliates and/or other parties, the Company may (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; or (c) a combination thereof. The use of future cash investments or advances in excess of an aggregate $10 million for purposes other than the reduction of the bank debt would require approval of the Company’s bank lenders. The Company’s capital expenditures are not expected to exceed $600,000 for the fiscal year ending August 31, 2005.

Historical Cash Flow Information — Summary -

The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Year Ended		Two Months Ended		Year Ended June 30,
	August 31,		August 31,
	2004	2003	2002	2001	2002
				(unaudited)
Cash flows from operating activities:
Continuing operations	$(4,130)	$6,831	$(3,473)	$(2,530)	$(9,710)
Discontinued operations	(6,363)	(11,918)	(522)	60	4,262
Cash flows from investing activities:
Continuing operation investing activities	(533)	45,290	(66)	(74)	15,760
Discontinued operation investing activities	447	(117)	(37)	981	774
Cash flows from financing activities	6,509	(35,963)	3,842	(2,125)	(13,070)

Net increase (decrease) in cash and cash equivalents	$(4,070)	$4,123	$(256)	$(3,688)	$(1,984)

Historical Cash Flow Information — Cash Flows from Operating Activities -

The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Year Ended		Two Months Ended		Year Ended June 30,
	August 31,		August 31,
	2004	2003	2002	2001	2002
				(unaudited)
Operating loss from continuing operations	$(2,694)	$(21,012)	$(2,212)	$(1,729)	$(13,526)
Depreciation, amortization and impairment charges included in the operating loss	5,700	32,949	397	377	9,006
Interest expense, net of interest income and dividends	(4,416)	(8,005)	(812)	(1,630)	(9,562)
Net change in operating assets and liabilities	(2,570)	2,893	(865)	274	3,716
Other changes in operating cash flows	(150)	6	19	178	656

Total cash flows from continuing operations	(4,130)	6,831	(3,473)	(2,530)	(9,710)
Cash flows from discontinued operating activities	(6,363)	(11,918)	(522)	60	4,262

Total cash flows from operating activities	$(10,493)	$(5,087)	$(3,995)	$(2,470)	$(5,448)

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations during the fiscal year ended August 31, 2004, and a favorable impact during the fiscal years ended August 31, 2003 and June 30, 2002. During the fiscal year ended August 31, 2004, cash available at the beginning of the period was used toward the reduction of accounts payable and accrued expenses by $3.7 million, compared to an increase in accounts payable and accrued expenses of $2.6 million in the fiscal year ended August 31, 2003. Accounts receivable decreased $2.4 million and $0.8 million in the fiscal years ended August 31, 2004 and 2003, respectively. Decreases in accounts receivable during each period result from primarily from a reduction in revenues derived in the thirty to sixty days preceding the end of those periods, particularly in 2004, since most of the Company’s collegiate properties began their college football seasons in September 2004 as compared to August in 2003. The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received, was $4.4 million and $8.3 million for fiscal years ended August 31, 2004 and 2003, respectively, with the reduction caused by the decrease in total outstanding debt and reductions in interest rates to which the debt is subject.

The net change in operating assets and liabilities had a favorable impact on total cash flows from continuing operations in the fiscal year ended June 30, 2002 of $3.7 million. Accounts receivable decreased $9.8 million due to an acceleration of customer payments and a reduction in the total amount of revenue under contract as of June 30, 2002 compared to June 30, 2001.

Until June 30, 2002, the Company generated a significant amount of revenue from sublicensing National Collegiate Athletic Association (“NCAA”) corporate sponsorship rights to major corporations. The Company’s final contract with the NCAA (the “Host-NCAA Contract”), which provided these rights to the Company, in addition to other rights, ended on August 31, 2002. Deferred revenue declined by $10.3 million during the fiscal year ended June 30, 2002 due to a reduction in the amount of corporate sponsor contracts in place as of June 30, 2002 compared to the prior fiscal year end, and to a lesser extent, the decision of certain corporate sponsors to accelerate the termination date of their multi-year sponsorship contract with the Company from August 31, 2002 to June 30, 2002. The number and amount of corporate sponsor contracts in place as of June 30, 2002 compared to the prior year was directly affected by the fact that Host-NCAA Contract ended in August 2002, and therefore NCAA corporate sponsorships sold by Host could not extend beyond August 2002.

The result of amending the termination dates of certain sponsorship contracts in the fiscal year ended June 30, 2002 and the decision to modify the terms of the Host-CBS Contract in August 2002, was to accelerate revenue (and thereby decreasing deferred income) by approximately $1.5 million, and increasing accrued expenses (primarily guaranteed rights fees payable) by approximately $3.7 million. Other changes in operating cash flows include the income on Gray’s option to purchase the Company’s investment in Tarzian of approximately $0.3 million in the fiscal year ended June 30, 2002. The option was exercised by Gray in December 2001.

Historical Cash Flow Information — Cash Flows from Investing Activities -

The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Year Ended		Two Months Ended		Year Ended June 30,
	August 31,		August 31,
	2004	2003	2002	2001	2002
				(unaudited)
Capital expenditures	$(384)	$(230)	$(44)	$(52)	$(235)
Investments in and acquisition of businesses					(705)
Proceeds on dispositions of investments		46,183			16,803
Other investing cash flows	(149)	(663)	(22)	(22)	(103)

Total cash flows from continuing operation investing activities	(533)	45,290	(66)	(74)	15,760
Cash flows from discontinued operation investing activities	447	(117)	(37)	981	774

Total cash flows from investing activities	$(86)	$45,173	$(103)	$907	$16,534

In the fiscal year ended August 31, 2004, the Company received aggregate payments on the Company’s note receivable from the purchaser of Datasouth, a discontinued business segment, of approximately $0.4 million.

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

In the fiscal year ended June 30, 2002, the Company sold investments in Gray series A and series B preferred stock to a company affiliated with the Company’s Chairman for cash proceeds of approximately $6.8 million, and sold its investment in Tarzian common stock to Gray under the terms of an option agreement between the Company and Gray, for cash proceeds of $10 million. Also in the fiscal year ended June 30, 2002, aggregate payments of approximately $0.9 million were received on the Company’s note from the purchaser of Datasouth.

Historical Cash Flow Information — Cash Flows from Financing Activities -

The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Year Ended			Two Months Ended		Year Ended June 30,
	August 31,			August 31,
	2004		2003	2002	2001	2002
Net borrowings (repayments) on notes payable and revolving line of credit	$		$175	$3,850	$(650)	$5,600
Net repayments on long-term debt			(38,000)		(1,050)	(20,793)
Cash advances made by stockholder		4,550
Issuance of preferred stock		2,000	3,000			2,400
Other financing cash flows		(41)	(1,138)	(8)	(425)	(277)

Total cash flows from financing activities		$6,509	$(35,963)	$3,842	$(2,125)	$(13,070)

In the fiscal year ended August 31, 2003, the Company reduced its long-term debt as a result of proceeds on the sales of its investment Rawlings common stock, Gray common stocks and warrants to purchase additional shares of Gray common stocks. In the fiscal year ended June 30, 2002, the Company reduced its long-term debt as a result of proceeds received on the sales or other dispositions of investment assets, including the Company’s investments in Tarzian and Gray preferred stock, in addition to proceeds received from the purchasers of Datasouth. Proceeds on the issuance of the Company’s preferred stock to and cash advances from the Company’s Chairman of the board and companies affiliated with the Company’s Chairman were used to fund working capital needs in the fiscal years ended August 31, 2004 and 2003, and were used to reduce long-term debt in the fiscal year ended June 30, 2002. Other financing cash flows primarily include cash used for debt issue costs, less proceeds from the exercise of stock options and from other issuances of common stock for cash. There were no discontinued operation financing activities in any of the fiscal periods presented above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of August 31, 2004 (amounts in 000’s):

	Payments Due by Period as of August 31, 2004
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$65,215	$590	$64,625	$	$
Capital lease obligations	234	78	78	78
Operating lease obligations	6,137	1,821	2,024	1,308	984
Purchase obligations	83,183	16,550	28,123	13,872	24,638

Total	$154,769	$19,039	$94,850	$15,258	$25,622

Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $1.1 million as of August 31, 2004.

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to five years, which expire at varying times through 2015.

The Company is a party to an interest rate swap agreement described in Note 10 to the Consolidated Financial Statements. The estimated cost of terminating the swap agreement, if the Company elected to do so, was approximately $0.6 million as of August 31, 2004, including accrued interest through that date.

Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends accruing through June 30, 2003 on issued shares of the Company’s preferred stock have been paid, including Series D Preferred Stock dividends payable to the Company’s Chairman through June 30, 2003, having an aggregate value at that time of approximately $0.5 million, paid to the Chairman in January 2004 in the form of 148,713 shares of the Company’s common stock, following the Company’s stockholders’ approval of the issuance of such shares. Dividends on Series D Preferred Stock payable through June 30, 2004 in shares of the Company’s common stock under the terms of such issuance, have not been declared by the board of directors. Under the Company’s Articles of Incorporation, if dividends on any class of its preferred stock are in arrears in an amount equal to 150% of an annual dividend, the holders of such preferred stock shall be entitled to vote for and elect two additional directors of the Company. Such rights would thereby be afforded the holders of Series D Preferred Stock if dividends accrued through June 30, 2004 are not paid by December 31, 2006.

Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock is not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The amount of dividends accruing through August 31, 2004 on the outstanding shares of Series E Preferred Stock potentially payable in cash in the fiscal year ending August 31, 2005 is approximately $0.9 million, including $0.5 million in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.

RESULTS OF CONTINUING OPERATIONS — FISCAL YEAR ENDED AUGUST 31, 2004 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2003

Results Derived from Operating Businesses -

Operating results for the fiscal years ended August 31, 2004 and 2003 are summarized as follows (amounts in $000’s):

	Year Ended
	August 31,
	2004	2003
Revenues
Collegiate Marketing and Production Services	$47,106	$55,354
Association Management Services	8,673	8,775

	$55,779	$64,129

Operating Costs and Expenses
Direct operating costs of services rendered	$35,699	$42,603
Selling, general and administrative	18,220	20,397
Amortization and impairment of acquisition intangibles	4,554	22,141

	$58,473	$85,141

Income (Loss) from Operations
Collegiate Marketing and Production Services	$977	$930
Association Management Services	2,009	1,553
Amortization and impairment of acquisition intangibles	(4,554)	(22,141)
Unallocated general and administrative costs	(1,126)	(1,354)

	$(2,694)	$(21,012)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the fiscal year ended August 31, 2004 by the termination of three university contractual relationships at the end of the previous fiscal year. Such contracts generated revenues of approximately $5.3 million during the fiscal year ended August 31, 2003 and generated operating profit of approximately $0.5 million during that period. The change in total revenues of this segment was also affected by certain printing, publishing and broadcasting projects and activities which occurred in the prior year period but not in the current fiscal year. Total revenues derived from printing, publishing, broadcasting and other integrated media activities, net of the elimination of intercompany revenues, were approximately $0.6 million less for the fiscal year ended August 31, 2004 than the same period of the prior year. Additionally, revenues derived from NCAA publications and related activities during the fiscal year ended August 31, 2004 were approximately $1.2 million less than the same period of the prior fiscal year.

Direct operating costs of services rendered decreased for the fiscal year ended August 31, 2004 from the same period in the prior year due to (a) the termination of certain contractual relationships as discussed previously, which substantially contributed to a reduction in total guaranteed rights fee and profit split expenses of approximately $2.1 million; (b) the elimination of approximately $1.5 million of other direct costs associated with the three terminated university contracts; and (c) the reduction of approximately $0.7 million in production expenses associated with the printing, publishing and broadcasting operations due to lower volume during the current year in comparison with the prior fiscal year.

Selling, general and administrative costs decreased for the fiscal year ended August 31, 2004 compared to the same period in the prior fiscal year due a general reduction in corporate overhead spending, including a decline in employee compensation costs to approximately $12.1 million from approximately $12.6 million and a decline in rent expense from $1.9 million to $1.4 million. Administrative expenses of the Association Management Services segment declined by $0.3 million on relatively consistent total revenues due primarily to reductions in employee compensation costs, thereby contributing to an increase in operating profit generated by the segment in comparison with the prior year.

Amortization and impairment of acquisition intangibles in the fiscal year ended August 31, 2004 included a goodwill impairment charge of $3.3 million based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for one of the Company’s business units. In the fiscal year ended August 31, 2003, amortization and impairment of acquisition intangibles included a goodwill impairment charge of approximately $21.0 million based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for each of the Company’s business units.

Results Derived from Investments and Derivative Instruments -

Equity in losses of affiliated companies of approximately $0.2 million for the fiscal year ended August 31, 2003 was derived from the Company’s proportionate share of the net losses reported by Gray and iHigh. The Company’s sale of its investment in Gray common stocks in August 2003 resulted in a gain to the Company of approximately $17.2 million. As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying value of its investment in Gray common stocks prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss of approximately $2.3 million on Gray’s issuance of shares in the fiscal year ended August 31, 2003.

In the fiscal year ended August 31, 2003, an investment valuation charge of approximately $4.2 million was reported by the Company to reduce a non-trade receivable from iHigh and the carrying value of the investment in iHigh to zero. During the fiscal year ended August 31, 2003, the Company recorded an investment valuation charge of approximately $1.0 million for the unrealized loss on its investment in Rawlings. The amount of the charge was determined based on the actual proceeds derived from the Company’s sale of its investment in Rawlings common stock in December 2002.

The net change in the value of certain derivative instruments was approximately $1.3 million for the fiscal year ended August 31, 2004 due to an increase in the value of an interest rate swap agreement, and approximately $(1.0) million for the fiscal year ended August 31, 2003 due to a decline in the value of warrants for Gray common stock held by the Company prior to the Company’s sale of the warrants in April 2003, net of an increase in the value of interest rate swap agreements as the agreements reached, in one case, and approached, in the other case, the dates on which the agreements terminate. The remaining interest rate swap agreement terminates on December 31, 2004.

Interest Expense and Debt Related Costs -

Interest expense decreased to approximately $4.4 million for the fiscal year ended August 31, 2004 from approximately $8.2 million for the same period in the prior year, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.

Debt issue cost amortization was approximately $1.2 million and $2.4 million for the fiscal years ended August 31, 2004 and 2003, respectively. During the fiscal year ended August 31, 2004, the Company issued approximately 805,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $0.9 million. During the fiscal year ended August 31, 2003, the Company issued approximately 221,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $1.3 million. Amortization of the value of all shares issued to the Chairman, of approximately $0.9 million and $1.4 million, is included in debt issue cost amortization for the fiscal years ended August 31, 2004 and 2003, respectively.

Income Taxes -

As of August 31, 2004, the Company had a net operating loss carryforward for tax purposes of approximately $54 million to reduce Federal taxable income in the future, and other tax credit carryforwards totaling approximately $0.6 million to reduce regular Federal income tax liabilities in the future. As of August 31, 2004, the Company increased its valuation allowance for net deferred tax assets by $4.2 million to $23.7 million, which, consistent with August 31, 2003, provides a full valuation allowance on the Company’s net deferred tax assets. In the prior fiscal year, the valuation allowance was increased by $5.2 million, which reduced the carrying amount of deferred taxes in the balance sheet to zero. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill impairment charges, state income taxes and, the increase in the amount of the valuation allowance.

RESULTS OF CONTINUING OPERATIONS — FISCAL YEAR ENDED AUGUST 31, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Results Derived from Operating Businesses -

Operating results for the fiscal year ended August 31, 2003 and the fiscal year ended June 30, 2002 are summarized as follows (amounts in $000’s):

	Year Ended
	August 31,	June 30,
	2003	2002
Revenues
Collegiate Marketing and Production Services	$55,354	$79,099
Association Management Services	8,775	14,714

	$64,129	$93,813

Operating Costs and Expenses
Direct operating costs of services rendered	$42,603	$75,567
Selling, general and administrative	20,397	24,065
Amortization and impairment of acquisition intangibles	22,141	7,707

	$85,141	$107,339

Income (Loss) from Operations
Collegiate Marketing and Production Services	$930	$(4,944)
Association Management Services	1,553	1,275
Amortization and impairment of acquisition intangibles	(22,141)	(7,707)
Unallocated general and administrative costs	(1,354)	(2,150)

	$(21,012)	$(13,526)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were significantly affected by the termination of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. Likewise, total direct operating costs of services rendered for the Collegiate Marketing and Production Services segment were substantially less, due to the elimination of very significant guaranteed rights fee obligations required of the Company under the Host-NCAA Contract in order to acquire NCAA corporate marketing rights. The Company generated approximately $28 million in revenue from sublicensing NCAA corporate marketing rights in the fiscal year ended June 30, 2002, and none in the fiscal year ended August 31, 2003.

Total revenues for the Association Management Services segment were also less than in the fiscal year ended June 30, 2002 due to the termination of certain contracts prior to the fiscal year ended August 31, 2003, which also resulted in a decrease in the Company’s direct operating costs.

Direct operating costs of services rendered were significantly lower in the fiscal year ended August 31, 2003 compared to the fiscal year ended June 30, 2002 due to (a) the aforementioned elimination of guaranteed rights fee expense associated with the Host-NCAA Contract, which amounted to approximately $22.8 million in the fiscal year ended June 30, 2002; plus (b) net decreases of approximately $7.5 million in other rights fees and profit split expenses associated with other contracts within the Collegiate Marketing and Production Services segment and the Association Management Services segment .

Selling, general and administrative costs were significantly lower in the fiscal year ended August 31, 2003 compared to the fiscal year ended June 30, 2002 due to a reduction in the Company’s workforce and a reduction in travel costs. Prior to the fiscal year ended August 31, 2003, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were approximately $12.6 million for the fiscal year ended August 31, 2003 compared to approximately $14.6 million for the fiscal year ended June 30, 2002. Travel costs were substantially reduced through efforts to operate more efficiently and control travel spending. As a result, total travel expense included in selling, general and administrative expense were approximately $0.7 million for the fiscal year ended August 31, 2003 compared to approximately $0.9 million for the fiscal year ended June 30, 2002.

The increase in the amount of amortization and impairment of acquisition intangibles in the fiscal year ended August 31, 2003 was due to the previously-discussed impairment charge taken as of August 31, 2003. As a result of the changes made to the Host-CBS Contract, the Company recorded an impairment charge of $6.6 million at June 30, 2002 pertaining to the customer relationship intangible asset, since such modifications significantly altered the contractual nature of the Company’s underlying relationship with the NCAA.

Results Derived from Investments and Derivative Instruments -

Equity in losses of affiliated companies, totaling approximately $0.2 million for the fiscal years ended August 31, 2003 and approximately $2.9 million for the fiscal year ended June 30, 2002 was derived from the Company’s proportionate share of the net earnings or losses reported by iHigh, and until the Company’s sale of its investment in August 2003, Gray. As previously discussed, in the fiscal year ended August 31, 2003, the Company recognized a gain on the sale of its investment in Gray common stocks of approximately $17.2 million, and reported a non-cash loss of approximately $2.3 million on Gray’s issuance of shares. In the fiscal year ended June 30, 2002, the Company sold its investment in Sarkes Tarzian, Inc., a media company, to Gray for $10 million, resulting in no gain or loss, and sold its remaining investments in Gray preferred stocks to parties affiliated with the Company’s Chairman for approximately $6.8 million, resulting in a gain of approximately $3.1 million.

As previously discussed, in the fiscal year ended August 31, 2003, the Company reported an investment valuation charge of approximately $4.2 million pertaining to its investment in iHigh and approximately $1.0 million in connection with its prior investment in Rawlings. In the fiscal year ended June 30, 2002, the Company reported an investment valuation charge of approximately $2.8 million in connection with an investment previously made by Host which was, as of June 30, 2002, considered to have no value.

The net change in the value of certain derivative instruments, currently consisting of an interest rate swap agreement, and previously consisting of a second interest rate swap agreement and warrants to purchase Gray common stocks and, was approximately $(1.0) million for the fiscal year ended August 31, 2003 and $(3.3) million for the fiscal year ended June 30, 2002. The value of the derivative instruments declined in each fiscal year as a result of a decline in the value of the warrants during both periods, net of an increase in the value of the interest rate swap agreements during the fiscal year ended August 31, 2003, and combined with a decrease in the value of the interest swap agreements during the fiscal year ended June 30, 2002.

Interest Expense and Debt Related Costs -

Interest expense of approximately $8.2 million for the fiscal year ended August 31, 2003 was less than interest expense reported for the fiscal year ended June 30, 2002 of approximately $9.7 million, as a result of the reduction in long-term debt and declines in variable interest rates on which a significant amount of the debt was subject.

Debt issue cost amortization was approximately $2.4 million and $2.8 million for the fiscal years ended August 31, 2003 and June 30, 2002, respectively. During the fiscal year ended June 30, 2002, the Company issued approximately 106,000 shares of restricted common stock to the Company’s Chairman to compensate him for his personal guarantee, then valued at approximately $0.8 million, compared to 221,000 shares then valued at $1.3 million for the fiscal year ended August 31, 2003, as previously discussed. Amortization of the value of all shares issued to the Chairman of approximately $1.6 million for the fiscal year ended June 30, 2002 and $1.4 million for the fiscal year ended August 31, 2003 is included in debt issue cost amortization.

Income Taxes -

As previously discussed, the Company increased its valuation allowance for net deferred tax assets as of August 31, 2003, reporting a tax provision of $5.2 million. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill impairment charges, state income taxes and, the increase in the amount of the valuation allowance.

RESULTS OF CONTINUING OPERATIONS — TWO MONTHS ENDED AUGUST 31, 2002 COMPARED TO TWO MONTHS ENDED AUGUST 31, 2001

Results Derived from Operating Businesses -

Operating results for the two months ended August 31,2002 and 2001 are summarized as follows (amounts in $000’s):

	Two Months Ended
	August 31,
	2002	2001
		(unaudited)
Revenues
Collegiate Marketing and Production Services	$3,307	$5,838
Association Management Services	1,284	2,015

	$4,591	$7,853

Operating Costs and Expenses
Direct operating costs of services rendered	$2,854	$5,233
Selling, general and administrative	3,766	4,199
Amortization of acquisition intangibles	183	150

	$6,803	$9,582

Income (Loss) from Operations
Collegiate Marketing and Production Services	$(1,941)	$(1,182)
Association Management Services	152	47
Amortization of acquisition intangibles	(183)	(150)
Unallocated general and administrative costs	(240)	(444)

	$(2,212)	$(1,729)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the two months ended August 31, 2002 by the previously-discussed termination of the Company’s contracts with NCAA corporate sponsors as of or prior to June 30, 2002. In the two months ended August 31, 2001, the Company recognized revenues of approximately $2.5 million and $2.0 million in guaranteed rights fee expense in connection with NCAA corporate sponsorships and the Host-NCAA Contract. No such revenue or expense was recognized in the two months ended August 31, 2002. Total revenues for the Association Management Services segment declined due to the termination of certain contracts in 2001, which also caused a similar decline in the Company’s direct operating costs. The termination of these contracts resulted in a nominal increase in operating profit derived from the Association Management Services segment for the periods presented.

The decline in direct operating costs rendered for the two months ended August 31, 2002 from the amount reported for the same period in the prior year was due to (a) the elimination of the guaranteed rights fee expense associated with the Host-NCAA Contract, less (b) increases in other rights fees and profit split expenses of approximately $0.2 million, less (c) increases in the direct costs of publishing and printing and compensation costs charged as direct expenses.

Selling, general and administrative costs declined for the two months ended August 31, 2002 from the same period in the prior fiscal year due to a reduction in the Company’s workforce and a decrease in travel costs. During the fiscal year ended June 30, 2002, the Company reduced its workforce by eliminating certain positions, reorganizing certain responsibilities and terminating certain projects that were not currently or expected to generate an adequate operating profit. Total employee compensation costs included in selling, general and administrative expense were approximately $2.6 million for the two months ended August 31, 2002 compared to approximately $2.8 million for the same period in the prior year.

Results Derived from Investments and Derivative Instruments -

Equity in losses of affiliated companies, totaling approximately $0.1 million for the two months ended August 31, 2002 and approximately $0.6 million for the two months ended August 31, 2001 was derived from the Company’s proportionate share of the net earnings or losses reported by Gray, iHigh, and until December 31, 2001, Rawlings. Subsequent to December 31, 2001, the Company accounted for its investment in Rawlings as an “available-for-sale” marketable security until the investment was sold in December 2002.

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

Interest Expense and Debt Related Costs -

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

Income Taxes -

The principal differences between the federal statutory tax rate of 34% and the effective tax rate are state income taxes and, for the two months ended August 31, 2002, an increase in the amount of the valuation allowance.

RESULTS OF DISCONTINUED OPERATIONS

Results derived from the Company’s discontinued operations for each of the fiscal years ended August 31, 2004, August 31, 2003 and June 30, 2002, and the two months ended August 31, 2002 and August 31, 2001 are summarized as follows (amounts in 000’s):

	Year Ended		Two Months Ended		Year Ended
	August 31,		August 31,		June 30,
	2004	2003	2002	2001	2002
				(unaudited)
Revenues
Affinity Events	$10,843	$14,052	$4,899	$4,921	$19,248
Consulting		5,664		3	11

	$10,843	$19,716	$4,899	$4,924	$19,259

Costs and Expenses
Affinity Events:
Direct operating costs of services rendered	$9,020	$12,467	$4,411	$2,849	$12,964
Selling, general and administrative	9,297	5,481	1,877	1,955	8,708
Amortization and impairment of acquisition intangibles		9,615	20	21	117

	$18,317	$27,563	$6,308	$4,825	$21,789

Income (Loss) from Discontinued Operations
Affinity Events	$(7,474)	$(3,896)	$(1,389)	$117	$(2,424)
Consulting		5,664		3	11
Amortization and impairment of acquisition intangibles		(9,615)	(20)	(21)	(117)
Datasouth		(1,695)
Income tax benefit (provision)				(37)	250

	$(7,474)	$(9,542)	$(1,409)	$62	$(2,280)

Total revenues and direct operating costs for the Affinity Events business segment were lower in the fiscal year ended August 31, 2004 than in earlier fiscal years due to the reduction in the number of Hoop-It-Up events held during the tour year to 15 events in the most recent fiscal year compared to 40 or more in prior years. As a result of the change, total revenues from Hoop-It-Up were approximately $4.0 million less in the fiscal year ended August 31, 2004 compared to the fiscal year ended August 31, 2003 and total direct operating costs incurred for Hoop-It-Up were approximately $3.1 million less in the fiscal year ended August 31, 2004 compared to the fiscal year ended August 31, 2003.

Total revenues were lower in the fiscal year ended August 31, 2003 than in the fiscal year ended June 30, 2002 due to the elimination of certain non-profitable tours and events prior to the fiscal year ended August 31, 2003, and a reduction in national sponsorship sales and team entry fees for the Company’s basketball and soccer event tours.

In the two months ended August 31, 2002, the Company terminated its basketball tour in Europe, closing its Paris, France office, and combined the management of all of the Company’s Affinity Events soccer and basketball tours in Dallas, Texas, thereby resulting in the closing of the Company’s Denver, Colorado office. As a result, the Company incurred approximately $0.7 million during the period for restructuring costs associated with employee severance and lease obligations.

General and administrative costs for the fiscal year ended August 31, 2004 include approximately $2.7 million in restructuring charges associated with the termination of the Affinity Events business. Such charges include the costs of remaining lease obligations for the Company’s Dallas and New York City offices, which have been vacated, net of contracted and estimated future sublease income; the remaining costs for multi-year consulting agreements under which the Company no longer expects to benefit; severance costs for terminated employees; and other costs of terminating operations and offering the business for sale. The charges have been reduced by the estimated amount of proceeds to be ultimately derived from the sale of assets of the Affinity Events segment. To the extent that terms of the Company’s sublease arrangements on its vacant facilities differ from the amounts estimated, and to the extent the Company receives proceeds on a sale or sales of the assets associated with the Affinity Events business in amounts different from those estimated, such amounts would be reported as income or loss from discontinued operations in future periods.

In the fiscal year ended August 31, 2003, amortization and impairment of acquisition intangibles included an impairment charge attributable to Affinity Events acquisition intangibles, of approximately $9.5 million (of which, approximately $2.5 million was attributable to goodwill, $6.5 million to trademarks and $0.5 million to customer relationships) based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for each of the Company’s business units.

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

The Company sold the operations of Datasouth in September 2000 for cash and a subordinated note receivable issued by the purchaser. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements for all periods presented. As of August 31, 2004, the carrying amount of the subordinated note receivable, net of reserve, was approximately $1.2 million. An impairment charge of approximately $1.7 million was reported as a loss from discontinued operations was taken by the Company at August 31, 2003 to reduce the carrying amount of the subordinated note receivable to the estimated net realizable value as of that date. To the extent actual proceeds on the note differ from carrying amount of the note receivable, such differences will be reported as income or loss from discontinued operations in future periods.

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

Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by approximately $0.3 million and $0.5 million for the fiscal years ended August 31, 2004 and 2003, respectively; $0.1 million for each of the two months ended August 31, 2002 and 2001; and $0.5 million for the fiscal year ended June 30, 2002. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreements. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s leverage and/or operating results may adversely affect its ability to obtain new financing or extend its current bank credit agreement beyond the November 30, 2005 maturity date under terms acceptable to the Company and its bank lenders, thereby impairing the Company’s ability to withstand economic downturns or competitive pressures; (ii) the delisting of the Company’s common stock from the Nasdaq SmallCap Market may hinder the Company’s ability to raise new capital through the issuance of equity securities; (iii) significant segments of the Company’s business are seasonal; (iv) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (v) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vi) war or acts of terrorism or a domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as sponsorships and advertising sold by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements of Bull Run Corporation:

Page
Report of Independent Registered Accounting Firm	33
Consolidated Balance Sheets as of August 31, 2004 and 2003	34
Consolidated Statements of Operations for the years ended August 31, 2004 and 2003, two months ended August 31, 2002 and 2001 (unaudited), and the year ended June 30, 2002	35
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit for the years ended August 31, 2004 and 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the year ended June 30, 2002	36
Consolidated Statements of Cash Flows for the years ended August 31, 2004 and 2003, two months ended August 31, 2002 and 2001 (unaudited), and the year ended June 30, 2002	37
Notes to Consolidated Financial Statements	38
Selected Quarterly Financial Data (Unaudited)	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable preferred stock and stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Bull Run Corporation at August 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended August 31, 2004 and 2003, the two months ended August 31, 2002 and the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, approximately $59 million of the Company’s outstanding debt matures in November 2005.

PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
November 19, 2004

BULL RUN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$450	$4,520
Accounts receivable, net of allowance of $309 and $465 as of August 31, 2004 and 2003, respectively	5,219	7,611
Inventories	663	377
Prepaid costs and expenses	1,757	1,270

Total current assets	8,089	13,778
Property and equipment, net	3,184	3,845
Goodwill	40,364	43,664
Customer relationships and trademarks	8,308	9,562
Other assets	997	777
Net noncurrent assets of discontinued segment		2,186

	$60,942	$73,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$590	$590
Accounts payable	5,866	9,609
Deferred revenue	4,819	5,307
Accrued fees payable to related party	1,721
Advances from stockholder	4,550
Accrued and other liabilities	9,215	8,831
Net current liabilities of discontinued segment	474	1,475

Total current liabilities	27,235	25,812
Long-term debt	64,625	72,641
Other liabilities, excluding redeemable preferred stock	497	2,361
Net noncurrent liabilities of discontinued segment	840
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 9.8 shares; $9,799 liquidation value)	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000

Total liabilities	117,493	100,814

Commitments and contingencies
Stockholders’ deficit:
Series D preferred stock, $.01 par value (issued and outstanding 14.3 shares; $14,280 liquidation value)		14,280
Common stock, $.01 par value (authorized 100,000 shares; issued 5,386 and 4,324 shares as of August 31, 2004 and 2003, respectively)	54	43
Additional paid-in capital	81,706	80,138
Accumulated deficit	(138,311)	(121,463)

Total stockholders’ deficit	(56,551)	(27,002)

	$60,942	$73,812

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended		Two Months Ended		Year Ended
	August 31,		August 31,		June 30,
	2004	2003	2002	2001	2002
				(unaudited)
Revenue from services rendered	$55,779	$64,129	$4,591	$7,853	$93,813

Operating costs and expenses:
Direct operating costs of services rendered	35,699	42,603	2,854	5,233	75,567
Selling, general and administrative	18,220	20,397	3,766	4,199	24,065
Amortization and impairment of acquisition intangibles	4,554	22,141	183	150	7,707

	58,473	85,141	6,803	9,582	107,339

Operating loss	(2,694)	(21,012)	(2,212)	(1,729)	(13,526)
Other income (expense):
Equity in losses of affiliated companies		(204)	(110)	(554)	(2,912)
Loss on issuance of shares by affiliate		(2,339)
Gain on disposition of investments		17,150			3,064
Reduction in valuation of investment in affiliates		(5,189)		(250)	(2,822)
Net change in value of certain derivative instruments	1,294	(1,035)	(423)	(632)	(3,345)
Interest and dividend income	6	12	652	99	151
Interest expense	(4,422)	(8,179)	(1,505)	(1,729)	(9,713)
Debt issue cost amortization	(1,171)	(2,367)	(269)	(434)	(2,830)
Other income (expense)	(150)	(59)	(79)	116	350

Loss from continuing operations before income taxes and cumulative effect	(7,137)	(23,222)	(3,946)	(5,113)	(31,583)
Income tax (provision) benefit		(5,222)		1,623	1,925

Loss from continuing operations before cumulative effect, net of tax	(7,137)	(28,444)	(3,946)	(3,490)	(29,658)
Cumulative effect of accounting change, net of tax benefit of $1,350					(2,620)

Loss from continuing operations	(7,137)	(28,444)	(3,946)	(3,490)	(32,278)
Loss from discontinued operations, net of tax	(7,474)	(9,542)	(1,409)	62	(2,280)

Net loss	(14,611)	(37,986)	(5,355)	(3,428)	(34,558)
Preferred dividends	(2,237)	(1,149)	(93)	(45)	(396)

Net loss available to common stockholders	$(16,848)	$(39,135)	$(5,448)	$(3,473)	$(34,954)

Loss per share available to common stockholders, basic and diluted:
Loss from continuing operations before cumulative effect adjustment	$(2.01)	$(7.42)	$(1.07)	$(0.98)	$(8.24)
Cumulative effect of accounting change					(0.72)
Loss from discontinued operations	(1.60)	(2.40)	(0.37)	0.02	(0.62)

	$(3.61)	$(9.82)	$(1.44)	$(0.96)	$(9.58)

Weighted average number of common shares outstanding:
Basic and diluted	4,668	3,987	3,793	3,599	3,649

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Amounts in thousands)

	Redeemable Preferred	Preferred	Common Stock
	Stock	Stock	Shares	Amount
As of July 1, 2001	$	$2,178	3,653	$37
Exchange of Series A preferred stock and warrants for Series B preferred stock	3,000	(2,178)
Issuance of Series B preferred stock	2,400
Issuance of common stock			152	1
Exercise of stock options			6	0

As of June 30, 2002	$5,400	$0	3,811	$38
Issuance of Series C preferred stock		4,097
Issuance of common stock			44	0

As of August 31, 2002	$5,400	$4,097	3,855	$38
Cancellation of treasury stock			(54)	(1)
Exchange of Series B and C preferred stock and subordinated notes for Series D preferred stock	(5,400)	7,183
Issuance of Series D preferred stock		3,000
Issuance of common stock			463	5
Exercise of stock options			60	1

As of August 31, 2003	$0	$14,280	4,324	$43
Exchange of subordinated notes and Series D preferred stock for Series E preferred stock		8,016
Issuance of Series F preferred stock		2,000
Issuance of common stock			1,062	11
Reclassify preferred stock to redeemable preferred stock	24,296	(24,296)

As of August 31, 2004	$24,296	$0	5,386	$54

			Other	Retained	Total
	Additional		Comprehensive	Earnings	Stockholders’
	Paid-In	Treasury	Accumulated	(Accumulated	Equity
	Capital	Stock	Loss	Deficit)	(Deficit)
As of July 1, 2001	$78,708	$(1,393)	$	$(41,926)	$37,604
Exchange of Series A preferred stock and warrants for Series B preferred stock	(822)				(3,000)
Issuance of common stock	1,102				1,103
Exercise of stock options	53				53
Other comprehensive loss			(2,080)		(2,080)
Preferred dividends				(396)	(396)
Net loss, restated				(34,558)	(34,558)

As of June 30, 2002	$79,041	$(1,393)	$(2,080)	$(76,880)	$(1,274)
Issuance of Series C preferred stock					4,097
Issuance of common stock	407				407
Other comprehensive income			30		30
Preferred dividends				(93)	(93)
Net loss				(5,355)	(5,355)

As of August 31, 2002	$79,448	$(1,393)	$(2,050)	$(82,328)	$(2,188)
Cancellation of treasury stock	(1,392)	1,393			0
Exchange of Series B and C preferred stock and subordinated notes for Series D preferred stock					7,183
Issuance of Series D preferred stock					3,000
Issuance of common stock	2,257				2,262
Exercise of stock options	206				207
Tax effect of nonqualified stock options	(381)				(381)
Other comprehensive income			2,050		2,050
Preferred dividends				(1,149)	(1,149)
Net loss				(37,986)	(37,986)

As of August 31, 2003	$80,138	$0	$0	$(121,463)	$(27,002)
Exchange of subordinated notes and Series D preferred stock for Series E preferred stock					8,016
Issuance of Series F preferred stock					2,000
Issuance of common stock	1,568				1,579
Reclassify preferred stock to redeemable preferred stock					(24,296)
Preferred dividends				(2,237)	(2,237)
Net loss				(14,611)	(14,611)

As of August 31, 2004	$81,706	$0	$0	$(138,311)	$(56,551)

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended		Two Months Ended		Year Ended June 30,
	August 31,		August 31,
	2004	2003	2002	2001	2002
				(unaudited)
Cash flows from operating activities:
Net loss	$(14,611)	$(37,986)	$(5,355)	$(3,428)	$(34,558)
Loss (income) from discontinued operations	7,474	9,542	1,409	(62)	2,280
Adjustments to reconcile net loss to net cash used in continuing operations:
Cumulative effect of accounting change					2,620
Provision for bad debts	75	300	85	61	630
Depreciation, amortization and intangibles impairment	6,871	35,326	764	873	12,270
Equity in (earnings) losses of affiliated companies		204	110	554	2,912
Loss on issuance of shares by affiliate		2,339
Dividends received from affiliated company		162	41
Other expense (income) derived from investment in affiliates, net		(11,906)		250	(120)
Net change in value of derivative instruments	(1,294)	1,035	423	632	3,345
Deferred income taxes		5,222		(1,623)	(2,175)
Change in operating assets and liabilities:
Accounts receivable	2,317	485	2,413	(4,042)	9,839
Inventories	(286)	622	(366)	(179)	(223)
Prepaid costs and expenses	(611)	(10)	15	(1,570)	382
Accounts payable and accrued expenses	(3,770)	2,588	(2,360)	6,141	(5,636)
Other long-term liabilities	(295)	(1,092)	(652)	(137)	(1,276)

Net cash provided by (used in) continuing operations	(4,130)	6,831	(3,473)	(2,530)	(9,710)
Net cash provided by (used in) discontinued operations	(6,363)	(11,918)	(522)	60	4,262

Net cash used in operating activities	(10,493)	(5,087)	(3,995)	(2,470)	(5,448)

Cash flows from investing activities:
Capital expenditures	(384)	(230)	(44)	(52)	(235)
Investment in affiliated companies					(705)
Proceeds on dispositions of investments		46,183			16,803
Other investing activities	(149)	(663)	(22)	(22)	(103)

Net cash provided by (used in) continuing operation investing activities	(533)	45,290	(66)	(74)	15,760
Net cash provided by (used in) discontinued operation investing activities	447	(117)	(37)	981	774

Net cash provided by (used in) investing activities	(86)	45,173	(103)	907	16,534

Cash flows from financing activities:
Borrowings from notes payable and revolving line of credit		5,175	4,000	1,350	22,950
Cash advances made by stockholder	4,550
Repayments on notes payable and revolving line of credit		(5,000)	(150)	(2,000)	(17,350)
Repayments on long-term debt		(38,000)		(1,050)	(20,793)
Debt issue costs	(41)	(1,345)	(8)	(460)	(680)
Issuance of common stock					350
Exercise of stock options		207		35	53
Issuance of preferred stock	2,000	3,000			2,400

Net cash provided by (used in) continuing operation financing activities	6,509	(35,963)	3,842	(2,125)	(13,070)

Net increase (decrease) in cash and cash equivalents	(4,070)	4,123	(256)	(3,688)	(1,984)
Cash and cash equivalents, beginning of period	4,520	397	653	2,637	2,637

Cash and cash equivalents, end of period	$450	$4,520	$397	$(1,051)	$653

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bull Run Corporation (“Bull Run,” and collectively with its subsidiaries, the “Company”), based in Atlanta, Georgia, is a sports and affinity marketing, printing and publishing, and association management company through its sole operating business, Host Communications, Inc. (“Host”), acquired in December 1999 (the “Host-USA Acquisition”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Association Management Services” business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.

The Company previously held significant investments in Gray Television, Inc. (“Gray”), an owner and operator of television stations and newspapers whose executive officers are also executive officers of the Company, and Rawlings Sporting Goods Company, Inc. (“Rawlings”), a supplier of team sports equipment. The Company’s investments in Gray and Rawlings were sold during the fiscal year ended August 31, 2003. The Company currently holds an investment in iHigh, Inc. (“iHigh”), a company that provides marketing services and programs in connection with high school sports and activities.

In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its Collegiate Marketing and Production Services segment and its Association Management segment. As a result, the Affinity Events segment has been reflected in the Company’s financial statements as a discontinued operation.

In January 2004, the Company determined that that it would not be engaged in providing consulting services to Gray or any other party in the future. Previously, the Company periodically provided consulting services to Gray in connection with Gray’s acquisitions and dispositions. As a result, the Consulting segment has likewise been reflected in the Company’s financial statements as a discontinued operation.

Effective August 31, 2002, the Company changed its fiscal year end from June 30 to August 31. All amounts appearing in the consolidated financial statements and these notes to the consolidated financial statements for the two months ended August 31, 2001 are unaudited.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

2. LIQUIDITY

As of August 31, 2004, the Company’s negative working capital was $19,146. The Company has reported substantial losses and has consumed substantial cash in its operations. The Company has funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board. Based upon (a) the Company’s forecasted operating cash flows and capital expenditures for its fiscal year ending August 31, 2005; (b) $3,000 of cash proceeds received from new debt financing; (c) $1,500 of cash proceeds received from the issuance of a subordinated note payable to a company controlled by the Chairman; and (d) a commitment from the Chairman to invest cash of up to $3,000 prior to the November 30, 2005 maturity date of the Company’s bank credit agreement (from which, $1,500 is expected to be used to repay the subordinated note), management believes the Company has sufficient liquidity through at least the November 30, 2005 maturity date of its bank credit agreement.

As further discussed in Note 10, the Company had $55,932 of debt outstanding as of August 31, 2004 under its bank credit agreement, and increased the amount of outstanding debt to $58,932 in October 2004. As further discussed in Note 10, the Company’s Chairman has guaranteed repayment of up to $55.932 of the outstanding bank debt. Amounts outstanding under the credit agreement are due on November 30, 2005. The Company’s ability to continue this or similar financing beyond the November 30, 2005 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Use of Estimates — The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications – Certain amounts in the prior period financial statements pertaining to the discontinued operations discussed in Note 4 have been reclassified for comparative purposes.

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

Barter Transactions – The Company provides advertising and licensing rights to certain customers or sublicensees in exchange for services. The estimated fair value of the services to be received is recognized as accounts receivable and deferred revenue. As these services are used, an amount is charged to operating expense. Advertising revenue is recognized as the advertising is used by the customer and license fee revenue is recognized ratably over the term of the sublicense agreement. For the fiscal years ended August 31, 2004 and

2003, net revenues and operating expenses included barter transactions of approximately $2,900 and $3,000, respectively. For the fiscal years ended June 30, 2002, net revenues included barter transactions of approximately $2,700 and operating expenses included barter transactions of approximately $3,100. Barter transactions for the two-month periods ended August 31, 2002 and 2001 were negligible.

Cash and Cash Equivalents — Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Risk – Accounts receivable include customer billings on invoices issued by the Company, and to a lesser extent, unbilled receivables for contracted services billed after the service is rendered or the revenue is earned. In certain situations, the Company may invoice certain customers 30 to 60 days in advance. Accounts receivable pertaining to advance billings are also included as deferred revenue until such time as the revenue is earned. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. An allowance for doubtful accounts is established based on historical losses and an assessment of specific accounts on which collection is in question based on factors such as account collection experience, changes in a customer’s financial condition, or economic conditions. Once an account is considered uncollectible or otherwise settled with a customer, the uncollectible amount is charged against the allowance for doubtful accounts.

Until June 30, 2002, the Company generated a significant amount of revenue from sublicensing National Collegiate Athletic Association (“NCAA”) corporate sponsorship rights to major corporations. The Company’s final contract with the NCAA (the “Host-NCAA Contract”), which provided these rights to the Company, in addition to other rights, ended on August 31, 2002. The Company became a party to an agreement with CBS Sports (the “Host-CBS Contract”) which commenced on September 1, 2002. Although the Host-CBS Contract continues to provide for publishing and certain other rights, it does not provide for the sublicensing of NCAA corporate sponsorship rights; therefore, the Company no longer derived revenues from the sale of NCAA corporate sponsorship rights subsequent to June 30, 2002. The Host-CBS Contract also substantially eliminated the obligation to pay a significant guaranteed rights fee associated with the procurement of corporate sponsorship rights. As a result, the differences between the Host-CBS Contract and the predecessor Host-NCAA Contract resulted in a significant reduction in total revenues and direct operating costs of services rendered, and a reduction in accounts receivable and accrued expenses after June 30, 2002. For the fiscal year ended June 30, 2002, approximately 25% of the Company’s revenues from continuing operations arose from sublicensing NCAA corporate sponsor rights.

Inventories – Inventories, stated at cost, consist primarily of materials and supplies associated with the Company’s printing operations.

Property and Equipment — Property and equipment is stated at cost less depreciation computed on the straight-line method over the estimated useful life of the asset, generally from three to ten years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset. Depreciation expense for continuing operations was $891 and $1,048 for the fiscal years ended August 31, 2004 and 2003, respectively; $214 and $226 for the two months ended August 31, 2002 and 2001, respectively; and $1,299 for the fiscal year ended June 30, 2002. Depreciation expense for discontinued operations was $198 and $145 for the fiscal years ended August 31, 2004 and 2003, respectively, $35 and $30 for the two months ended August 31, 2002 and 2001, respectively, and $219 for the fiscal year ended June 30, 2002.

Investment in Affiliated Companies — The Company accounts for its investment in iHigh by the equity method. The Company accounted for its investment in Gray by the equity method until the sale of the investment in August 2003. The Company accounted for its investment in Rawlings by the equity method until December 2001, at which time the Company’s representatives on Rawlings’ board of directors resigned from their positions, causing the Company to begin accounting for its investment in Rawlings as an “available-for-sale” marketable security until such investment was sold in December 2002. The Company accounted for its investment in Sarkes Tarzian, Inc. (“Tarzian”) by the cost method until the sale of the investment in December 2001.

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

Goodwill and Other Long-Lived Assets – Prior to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001, goodwill and certain purchased intangible assets (i.e., trademarks) were amortized over 20 years. SFAS 142 eliminated the requirement to amortize goodwill, but requires the Company to periodically assess the carrying value of goodwill associated with each of the four distinct business units that comprise two business segments within continuing operations to determine if an impairment in value has occurred. The original amount of goodwill was allocated under SFAS 142 to the original five business units comprising three business segments based on a discounted cash flow analysis by business unit as of the acquisition date. Impairment tests completed as of December 31, 2002 and 2001 concluded that the carrying amount of goodwill for each acquired business unit did not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the business units. However, as further discussed in Note 8, the Company updated its assessment during each of the fiscal years ended August 31, 2004 and 2003, and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, an impairment charge was necessary for each of those fiscal years. In addition to its effect on business units included in the Company’s continuing operations, the impairment charge reported for the fiscal year ended August 31, 2003 also resulted in a reduction to zero of all of the goodwill and acquisition intangibles associated with a discontinued business segment. If the Company concludes in the future that the adjusted carrying value of goodwill, for any of the four business units comprising the Company’s continuing operations, exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized primarily over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the Host-USA Acquisition, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. As further discussed in Note 8, the Company determined that an impairment charge was necessary to reduce the carrying amount of certain customer relationship intangible assets in the fiscal year ended June 30, 2002 as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. The impairment analysis performed as of August 31, 2003 indicated the need for an additional impairment charge. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

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

Pro forma net loss and loss per share required by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 5.16%, dividend yield of 0.0%, a weighted average volatility factor of .476, and a weighted average expected life for the options of 7.1 years. Had compensation cost been measured based on the fair value based accounting of FAS 123, the net loss available to common stockholders would have been as follows: $(14,978), or $(3.21) per share (basic and diluted), for the fiscal year ended August 31, 2004; $(39,703), or $(9.96) per share (basic and diluted), for the fiscal year ended August 31, 2003; $(5,552), or $(1.46) per share (basic and diluted), for the two months ended August 31, 2002; and $(34,944), or $(9.59) per share (basic and diluted), for the fiscal year ended June 30, 2002.

Derivative Instruments and Hedging Activities – The Company recognizes all derivatives, which include the value of interest rate swap agreements and, previously, the value of the Company’s warrants to purchase Gray common stocks (which were sold by the Company to Gray in April 2003), on the balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. None of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements. Net appreciation (depreciation) in the value of the Company’s derivatives was $1,294 and $(1,035) for the fiscal years ended August 31, 2004 and 2003, respectively; $(423) and $(632) for the two months ended August 31, 2002 and 2001, respectively; and $(3,345) for the fiscal year ended June 30, 2002.

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

Implementation of Other New Accounting Principles – In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for the Company as of September 1, 2003 and did not have any impact on the Company’s consolidated financial statements until August 31, 2004, by which date the Company’s Chairman and his affiliates had increased their ownership of the Company’s outstanding common stock to more than 50%. As a result, the Company reclassified, in accordance with SFAS 150, the carrying amount of all of the preferred stock issued and outstanding from stockholders’ deficit to a component of total liabilities as discussed in Note 12. In any case, management does not believe that any of the preferred stock issued to the Chairman or his affiliates or any other party will be redeemed in the foreseeable future.

4. DISCONTINUED OPERATIONS

The Company discontinued its “Consulting” and its “Affinity Events” business segments during the fiscal year ended August 31, 2004. In January 2004, the Company determined that it would not be engaged in consulting services to Gray or any other party in the future. In August 2004, the Company announced its decision to suspend the Affinity Events business, and declared its intent to offer the business unit for sale. The Company has reached an agreement to sell the assets associated with the basketball and soccer tours operated within the Affinity Events business segment. The transaction is expected to close within the next 30 days. Accordingly, the operating results and net assets associated with the Consulting and the Affinity Events business segments as of and for the fiscal year ended August 31, 2004 and all prior periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements. As a result of the suspension of its Affinity Events business, the Company incurred $2,729 in nonrecurring costs charged to discontinued operations, including employee severance costs of $256, the present value of future lease obligations, net of estimated sublease income, to be incurred through 2010 of $1,811, and the present value of consulting agreement commitments through 2010 of $1,315 for arrangements under which no future benefits are expected to be derived, less $875 for estimated proceeds to be derived from the sale of Affinity Events assets. As of August 31, 2004, $2,587 is accrued as a liability for restructuring obligations associated with discontinued operations.

Potential income to be derived from subleasing vacated office space has been estimated to be approximately $750 over the remaining lives of the leases. The estimated proceeds to be derived from the sale of Affinity Events assets do not include amounts payable to the Company in the future which are anticipated to be subordinated to the purchaser’s bank financing. Actual amounts ultimately realized on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of August 31, 2004, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods. Likewise, the results of any remaining Events operations occurring subsequent to August 31, 2004 will be reported in discontinued operations in future periods. Proceeds derived from the sale of the Affinity Events assets are expected to be used to repay two subordinated notes totaling $590 and liabilities associated with the prior operations of the business.

The Company provided consulting services to Gray from time to time in connection with Gray’s acquisitions (including acquisition financing) and dispositions. In the fiscal year ended August 31, 2003, the Company recognized a $5,000 fee for services provided in connection with an acquisition by Gray. As a result of the Company’s equity investment in Gray, a portion of all consulting fees previously charged to Gray was deferred (such portion equal to the Company’s ownership % of Gray’s outstanding common stock). Upon the Company’s sale of its investment in Gray’s common stock in the August 2003, the Company recognized as consulting fee income all previously deferred income. There was no consulting fee revenue in the fiscal year ended August 31, 2004 or the two months ended August 31, 2002, and such revenue in the fiscal year ended June 30, 2002 consisted solely of previously deferred amounts amortized to income as the Company’s ownership % of Gray’s outstanding common stock declined.

The Company consummated the sale of Datasouth’s computer printer manufacturing operation on September 29, 2000. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business have been reported as discontinued operations in the accompanying financial statements. Certain of the proceeds to be realized on the sale of Datasouth’s assets are deferred under a subordinated note agreement with the purchaser that was amended during the fiscal year ended August 31, 2004 which provides for gradually reducing discounts on the amount due to the Company which are earned by the purchaser as payments are made through the note’s maturity in December 2006. As of August 31, 2004, the amount due to the Company was $2,490; however the Company recorded a $1,695 reserve on the note receivable in the fiscal year ended August 31, 2003 as an adjustment of the loss on the sale of Datasouth for the estimated amount that would ultimately be uncollectible and/or discounted. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, which remain with the Company after the termination and/or disposal of its discontinued operations.

Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current liabilities are presented net of current assets and noncurrent liabilities are presented net of noncurrent assets.

The following is a summary of assets and liabilities of discontinued operations:

	August 31,
	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$1,429		$3,037
Restructuring obligations	513
Deferred revenue	831		1,236
Current assets:
Accounts receivable, net	(2,163)		(2,460)
Inventories	(6)		(32)
Prepaid costs and expenses	(130)		(306)

Net current liabilities of discontinued segment	$474		$1,475

Noncurrent liabilities:
Restructuring obligations	$2,112	$
Noncurrent assets:
Note receivable, net	(1,245)		(1,695)
Property and equipment, net	(12)		(464)
Other assets	(15)		(27)

Net noncurrent liabilities (assets) of discontinued segment	$840		$(2,186)

The following summarizes revenues and operating results from discontinued operations:

	Year Ended		Two Months Ended		Year Ended June 30,
	August 31,		August 31,
	2004	2003	2002	2001	2002
				(unaudited)
Revenues
Affinity Events	$10,843	$14,052	$4,899	$4,921	$19,248
Consulting		5,664		3	11

	$10,843	$19,716	$4,899	$4,924	$19,259

Costs and Expenses
Affinity Events:
Direct operating costs of services rendered	$9,020	$12,467	$4,411	$2,849	$12,964
Selling, general and administrative	9,297	5,481	1,877	1,955	8,708
Amortization and impairment of acquisition intangibles		9,615	20	21	117

	$18,317	$27,563	$6,308	$4,825	$21,789

Income (Loss) from Discontinued Operations
Affinity Events	$(7,474)	$(3,896)	$(1,389)	$117	$(2,424)
Consulting		5,664		3	11
Amortization and impairment of acquisition intangibles		(9,615)	(20)	(21)	(117)
Datasouth		(1,695)
Income tax benefit (provision)				(37)	250

	$(7,474)	$(9,542)	$(1,409)	$62	$(2,280)

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended		Two Months Ended
	August 31,		August 31,		Year Ended June 30,
	2004	2003	2002	2001	2002
				(unaudited)
Interest paid	$4,365	$8,271	$1,151	$1,693	$10,143
Income taxes paid (recovered), net	21	61	(3,627)	(99)	(472)
Noncash investing and financing activities:
Issuance of common stock in payment of preferred stock dividends	503	571	407
Exchange of subordinated debt for shares of preferred stock	8,016	1,783	4,097
Issuance of common stock in connection with debt issuance costs	925	1,349			753
Issuance of common stock to a retirement plan and as a component of directors’ fees	150	297

6. INVESTMENT IN AFFILIATED COMPANIES

Equity in earnings (losses) of affiliated companies consists of the following:

	Year Ended	Two Months Ended
	August 31,	August 31,		Year Ended June 30,
Affiliate	2003	2002	2001	2002
			(unaudited)
Gray	$546	$83	$(177)	$(1,364)
Rawlings			(263)	(474)
iHigh	(750)	(193)	(114)	(1,074)

Total	$(204)	$(110)	$(554)	$(2,912)

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

Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities. The agreement commenced April 1, 2000 and terminates after five years. As a result of the rights-sharing agreement, Gray may be called upon for payment of a share of certain guaranteed rights fees. During the fiscal year ended August 31, 2004, Gray had paid $1,502 under this provision, and as of August 31, 2004, the Company has accrued fees payable to Gray of $1,721.

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

In September 2001, the Company sold its remaining shares of Gray series A and series B preferred stock for the redemption value of $6,803 to certain companies of which the Company’s Chairman of the board is an executive officer and/or principal stockholder, resulting in a gain to the Company of $3,064. Total dividend income on Gray series A and series B preferred stock recognized by the Company was $127 in the fiscal year ended June 30, 2002.

Investment in Tarzian — In January 1999, the Company acquired shares of the outstanding common stock of Tarzian for $10,000, and subsequently sold such shares to Gray in December 2001. The Tarzian shares represented 33.5% of the total outstanding common stock of Tarzian, both in terms of the number of shares of common stock outstanding and in terms of voting rights, but such investment represented 73% of the equity of Tarzian for purposes of dividends, as well as distributions in the event of any liquidation, dissolution or other termination of Tarzian. Tarzian filed suit in the United States District Court for the Southern District of Indiana against the seller, claiming that Tarzian had a binding and enforceable contract with the seller to purchase the shares. In February 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarded Tarzian $4.0 million in damages. The matter continues to be contested by both parties to the lawsuit. In March 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorney’s fees, expenses and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the shares to Tarzian and relinquish all claims to the stock. The Company’s stock purchase agreement with the seller would permit the Company to make a claim against the seller in the event that title to the shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claims. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. Tarzian owns and operates two television stations and four radio stations: WRCB-TV Channel 3 in Chattanooga, Tennessee, an NBC affiliate; KTVN-TV Channel 2 in Reno, Nevada, a CBS affiliate; WGCL-AM and WTTS-FM in Bloomington, Indiana; and WAJI-FM and WLDE-FM in Fort Wayne, Indiana.

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

The Company recognized option and finders fee income from Gray of $349 for the fiscal year ended June 30, 2002. Previously deferred income of $398 was recognized as income in the fiscal year ended August 31, 2003 upon the Company’s sale of all of its investment in Gray common stocks in August 2003.

Investment in Rawlings – The Company sold its investment in Rawlings common stock in December 2002 for cash of $6,764, which was used to reduce the Company’s outstanding long-term debt. A loss on the Rawlings investment of $1,032 that had been previously reported as “Other comprehensive accumulated loss” (a component of the Company’s stockholders’ deficit) was expensed in the fiscal year ended August 31, 2003, and reported as an investment valuation adjustment in the Company’s results of operations.

Investment in iHigh – In connection with the Host-USA Acquisition, the Company acquired 39.4% (currently, approximately 35.1%) of the then outstanding common stock of iHigh. The Company’s non-trade receivable due from iHigh of approximately $3.4 million was fully reserved as of August 31, 2003, because the Company did not believe the receivable would be recovered in the foreseeable future. In the fiscal year ended August 31, 2003, a $4,211 investment valuation charge was reported by the Company to reduce the non-trade receivable and the carrying value of the investment in iHigh to zero.

Due to aggregate cumulative net losses reported by iHigh during the period in which the Company has had its investment, there are no aggregate undistributed earnings of investments accounted for by the equity method as of August 31, 2004.

7. PROPERTY AND EQUIPMENT

The Company’s property and equipment of continuing operations consist of the following:

	August 31,
	2004	2003
Land	$448	$448
Building	962	962
Leasehold and building improvements	555	561
Machinery and equipment	1,404	1,586
Office furniture and equipment	2,755	2,736

	6,124	6,293
Accumulated depreciation and amortization	2,940	2,448

	$3,184	$3,845

Machinery and equipment includes an asset leased under a capital lease in August 2004, having a cost of $240 and accumulated amortization of $6 as of August 31, 2004.

8. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS

The net change in the carrying amount of goodwill by reportable business segment is as follows:

	Collegiate			Discontinued
	Marketing and	Affinity		Operation -
	Production	Management		Affinity
	Services	Services	Total	Events
As of July 1, 2001	$58,232	$6,475	$64,707	$2,450

As of June 30, 2002	58,232	6,475	64,707	2,450

As of August 31, 2002	58,232	6,475	64,707	2,450
Impairment charge	(21,043)		(21,043)	(2,450)

As of August 31, 2003	37,189	6,475	43,664	0
Impairment charge	(3,300)		(3,300)

As of August 31, 2004	$33,889	$6,475	$40,364	$0

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate			Discontinued
	Marketing and	Affinity		Operation -
	Production	Management		Affinity
	Services	Services	Total	Events
As of July 1, 2001	$15,989	$2,561	$18,550	$6,476
Amortization	(984)	(141)	(1,125)	(117)
Impairment charge	(6,582)		(6,582)

As of June 30, 2002	8,423	2,420	10,843	6,359
Amortization	(160)	(23)	(183)	(20)

As of August 31, 2002	8,263	2,397	10,660	6,339
Adjustments			0	826
Amortization	(957)	(141)	(1,098)	(118)
Impairment charge			0	(7,047)

As of August 31, 2003	7,306	2,256	9,562	0
Amortization	(1,113)	(141)	(1,254)

As of August 31, 2004	$6,193	$2,115	$8,308	$0

As of August 31, 2004, customer relationships constitute $6,525 and trademarks represent $1,783 of the $8,308 carrying amount presented above, and as of August 31, 2003, customer relationships constitute $7,624 and trademarks represent $1,938 of the $9,562 carrying amount.

A goodwill impairment charge of $3,300 was recognized during the fiscal year ended August 31, 2004, upon management’s consideration of current fiscal year operating results and the forecasted operating results and business plans for one of the Company’s business units. A goodwill impairment charge to continuing operating results of $21,043 and an impairment charge to discontinued operations of $9,497 was recognized in the fiscal year ended August 31, 2003 based on management’s consideration of historical operating results and reevaluation of the forecasted operating results and business plans for each of the Company’s business units.

As a result of the differences between the Host-CBS Contract and the predecessor Host-NCAA Contract, the Company accelerated approximately $6,582 of amortization expense at June 30, 2002, pertaining to the customer relationship intangible assets, since such differences significantly altered the contractual nature of the Company’s underlying relationship with the NCAA.

The Company currently estimates that annual amortization expense of customer relationship and trademarks for the fiscal year ending August 31, 2005 will total approximately $718 per year until fully amortized in December 2015.

Accumulated amortization of acquisition intangibles and impairment charges were $39,381 and $34,827 as of August 31, 2004 and 2003, respectively, including $29,689 and $26,389 associated with goodwill as of each of the respective dates.

9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities of continuing operations consist of the following:

	2004	2003
Guaranteed rights fees and profit splits	$2,160	$2,793
Preferred dividends	2,393	659
Contract loss reserve		690
Interest	798	746
Compensation and related costs	415	603
Other accrued liabilities	3,449	3,340

	$9,215	$8,831

Other accrued liabilities as of August 31, 2004 includes an obligation under a capital lease of $234 pertaining to equipment placed in service in August 2004.

10. LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt and notes payable consist of the following:

	August 31,
	2004	2003
Term Loans	$35,932	$35,932
Revolver	20,000	20,000
Subordinated Notes	9,283	17,299

	65,215	73,231
Less current portion	590	590

	$64,625	$72,641

As amended in October 2004, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $35,932 and (b) two revolving loan commitments (the “Revolvers”) for aggregate maximum borrowings of $23,000. All amounts outstanding bear interest at either (a) the banks’ prime rate or (b) the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. Under the October 2004 amendment, the Company was provided a new $3,000 revolving loan commitment (the “Revolver B” included as a component of the Revolvers), which was funded in full in October 2004, thereby increasing the bank indebtedness to $58,932. As amended, the agreement has a maturity date of November 30, 2005, at which time all amounts outstanding become due and payable. The amended agreement does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity beyond the Revolver B. The Company anticipates that it will continue to utilize fully the availability under the Revolvers throughout the remaining term of the credit agreement.

In September 2004, a company under the Chairman’s control provided the Company $1,500 of cash which was used for working capital purposes in exchange for a subordinated note bearing interest at 6% per annum, maturing on December 31, 2004. Under the terms of the amended credit agreement, up to an aggregate of $10,000 in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. During the fiscal year ended August 31, 2004, the Company received $6,550 from the Company’s Chairman, of which $2,000 was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of $4,550 is presented in the consolidated balance sheet as “Advances from stockholder.” Management believes that it is the Chairman’s intention to convert these advances to subordinated debt or equity securities during the fiscal year ending August 31, 2005. In connection with the credit agreement amendment, the Chairman committed to the Company an additional aggregate cash investment of up to $3,000 as and when needed at any time and from time to time on or prior to the maturity date, provided that up to $1,500 of such cash investments may be used to repay the $1,500 subordinated note issued by his affiliated company. Management anticipates that the Chairman will provide at least $1,500 of his committed cash investment prior to the maturity date of the $1,500 subordinated note.

As a result of the amendment to the maturity date of the bank credit agreement to November 30, 2005, the total amount outstanding under the agreement is presented in the consolidated balance sheet as long-term debt as of August 31, 2004. As of August 31, 2004, principally all borrowings under the bank credit agreement were subject to the banks’ LIBOR rate-based rate of 4.11%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. Long-term debt is collateralized by all of the Company’s assets. In addition, the Company’s Chairman personally guarantees up to $56,500 of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company. During the fiscal years ended August 31, 2004 and 2003, and the fiscal year ended June 30, 2002, the Chairman was compensated by the Company for his personal guarantee in the form of 805, 221 and 106 restricted shares of the Company’s common stock then valued at $925, $1,349 and $753, respectively. In November 2004, the Chairman was compensated in the form of 675 restricted shares then valued at $247. There was no compensation paid to the Chairman in any form in the two months ended August 31, 2002.

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, representing long-term debt of $8,693 and $16,709 as of August 31, 2004 and 2003, respectively. During the fiscal year ended August 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8,016 exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3,019 subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. In May 2003, a director of the Company and his spouse each agreed to exchange 8% subordinated notes held by them, having an aggregate face value of $1,783, to shares of the Company’s convertible series D preferred stock. In connection with the acquisition of certain business operations, the Company also issued two 9% subordinated notes in September 2000, representing long-term debt of $590 as of each of August 31, 2004 and 2003. These notes have a maturity date of December 31, 2004, and are therefore classified as the current portion of long-term debt. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement. The amended bank agreement provides for the terms under which these notes may be paid by the maturity date.

In July 2003, the Company issued to a company under the Chairman’s control, a 9% subordinated note for $5,000, the proceeds from which were used for a principal payment paid on the Term Loans. In August 2003, this note was paid in full with a portion of the proceeds received upon the sale of the Company’s shares of Gray common stocks.

In July 2002, the Company issued to the Chairman two 9% subordinated notes totaling $4,000, the proceeds from which were used by the Company for working capital purposes. In August 2002, these notes and the accrued interest thereon were exchanged for shares of the Company’s series C preferred stock, and subsequently, in May 2003, exchanged for shares of the Company’s series D preferred stock having an aggregate face amount of $4,097.

Aggregate maturities of the Company’s long-term debt as of August 31, 2004 are $590 and $64,625 in the fiscal years ending August 31, 2005 and 2006, respectively, and none thereafter.

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

11. INCOME TAXES

The Company’s income tax benefit (provision) attributable to continuing operations consists of the following:

	Year Ended				Two Months Ended
	August 31,				August 31,			Year Ended June 30,
	2004		2003		2002		2001	2002
							(unaudited)
Current	$		$		$		$	$
Deferred				(5,222)			1,623	1,925

		$0		$(5,222)		$0	$1,623	$1,925

The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

	Year Ended		Two Months Ended
	August 31,		August 31,		Year Ended June 30,
	2004	2003	2002	2001	2002
				(unaudited)
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%	34.0%
Non-deductible goodwill amortization and impairment	(15.7)	(30.8)
State income taxes, net of federal tax benefit	2.5	0.6	5.6	1.9	1.9
Change in valuation allowance	(20.0)	(26.0)	(34.5)		(28.1)
Other, net	(0.8)	(0.3)	(5.1)	(4.2)	(1.7)

Effective tax rate	0.0%	(22.5)%	0.0%	31.7%	6.1%

The loss from discontinued operations for the two months ended August 31, 2001, and the year ended June 30, 2002, are presented net of a tax benefit of $(37) and $250, respectively. There was not tax benefit or provision associated with the results of discontinued operations for the fiscal years ended August 31, 2004 or 2003, or the two months ended August 31, 2002.

As of August 31, 2004, the Company has a net operating loss carryforward for tax purposes of approximately $54,000 expiring beginning in 2018 to reduce Federal taxable income in the future. The Company also has an Alternative Minimum Tax credit carryforward of $490 and a business credit carryforward of $116 as of August 31, 2004, to reduce regular Federal tax liabilities in the future.

In the fiscal year ended June 30, 2002, the Company established a valuation allowance of $9,575 and increased it to $11,425 in the two months ended August 31, 2002, because it was estimated that the Company may not ultimately realize all of the tax benefits from the net operating loss carryforward prior to its expiration. As of August 31, 2003 the Company increased the valuation allowance for net deferred tax assets to $19,498, thereby reducing the carrying amount of deferred taxes in the balance sheet to zero. The valuation allowance increased to $23,709 in the fiscal year ended August 31, 2004, resulting in no change in the carrying amount of deferred taxes on the consolidated balance sheet. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax asset may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Deferred tax liabilities (assets) are comprised of the following:

	August 31,
	2004	2003
Property and equipment	$2,278	$1,710
Acquisition intangible assets	2,825	3,586

Gross deferred tax liabilities	5,103	5,296

Allowance for doubtful accounts	(150)	(174)
Investment in and advances to affiliates	(395)	(699)
Valuation of derivative financial instruments	(140)	(640)
Reserves against nonoperating receivables	(1,720)	(1,862)
Accrued expenses	(1,114)	(203)
Nonqualified stock options outstanding	(779)	(1,399)
Net operating loss carryforward	(23,908)	(19,211)
Alternative Minimum Tax credit carryforward	(490)	(490)
Business credit carryforward	(116)	(116)

Gross deferred tax assets	(28,812)	(24,794)
Less: valuation allowance	23,709	19,498

Deferred tax assets net of valuation allowance	(5,103)	(5,296)

Total deferred tax liability (asset), net	$0	$0

12. PREFERRED STOCK ISSUANCE AND EXCHANGE

As of August 31, 2004, 12.497 shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”) were outstanding, having an aggregate face value of $12,497, all of which are currently convertible at the holder’s option into an aggregate 1,250 shares of the Company’s common stock. In the two months ended August 31, 2002, 9% subordinated notes issued to the Company’s Chairman, along with accrued interest and fees thereon, were exchanged for 4.1 newly-issued shares of the Company’s series C convertible preferred stock (“Series C Preferred Stock”) having an aggregate face amount of $4,097. In the fiscal year ended August 31, 2003, the Company’s Chairman and companies affiliated with the Chairman invested cash totaling an additional $3,000 for 3 shares of Series C Preferred Stock. Also in the fiscal year ended August 31, 2003, each of the holders of Series C Preferred Stock elected to exchange the aggregate total of 7.1 shares of Series C Preferred Stock for the same number of shares of Series D Preferred Stock. The other outstanding shares of Series D Preferred Stock were issued in exchange for outstanding shares of redeemable series B convertible preferred stock (the “Series B Preferred Stock”) during the fiscal year ended August 31, 2003, as discussed below. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time.

As of August 31, 2004, 9.799 shares of the Company’s series E convertible preferred stock (“Series E Preferred Stock”) were outstanding, having an aggregate face value of $9,799, all of which were issued in the fiscal year ended August 31, 2004. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock (initially, October 2004). Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the fiscal year ended August 31, 2004, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock, including subordinated notes having an aggregate face amount of $5,257 acquired by the Company’s Chairman immediately prior to the exchange. Also during the fiscal year ended August 31, 2004, 1.783 shares of Series D Preferred Stock issued to a former director of the Company and his spouse (both of whom were formerly holders of subordinated notes and parties to an exchange of their subordinated notes for the shares of Series D Preferred Stock in the fiscal year ended August 31, 2003) were exchanged for the same number of shares of Series E Preferred Stock. In October 2004, certain holders of Series E Preferred Stock, including the former director and his spouse, elected to convert an aggregate 2.1 shares of Series E Preferred Stock to an aggregate 302 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock.

As of August 31, 2004, 2.0 shares of the Company’s series F convertible preferred stock (“Series F Preferred Stock”) were outstanding, having an aggregate face value of $2,000, all of which were issued in the fiscal year ended August 31, 2004. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

In the fiscal year ended August 31, 2004, the Company’s Articles of Incorporation were amended to effectively cancel all authorized but unissued shares of the Company’s series A, series B and series C preferred stocks. There were no shares of such preferred stocks outstanding at that time. In the fiscal year ended June 30, 2002, the Company issued 2.4 shares of Series B Preferred Stock for cash of $2,400 to a company under the Chairman’ control. In addition, all holders of the Company’s series A preferred stock (the “Series A Preferred Stock”), which are also affiliates of the Chairman, elected to exchange their aggregate total of 3 shares of Series A Preferred Stock and the detachable warrants for the same number of shares of Series B Preferred Stock. In the fiscal year ended August 31, 2003, the holders of Series B Preferred Stock elected to exchange their aggregate total of 5.4 shares of Series B Preferred Stock for the same number of shares of the Company’s Series D Preferred Stock.

As of August 31, 2004, all shares of Series D Preferred Stock and Series F Preferred Stock, and certain shares of Series E Preferred Stock are held by either the Company’s Chairman or his affiliates. All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock increased to more than 50% during the fiscal year ended August 31, 2004, all issued and outstanding preferred stock is required to be classified as liabilities in the consolidated balance sheet as of August 31, 2004 in accordance with SFAS 150. As of August 31, 2003, the Chairman did not have beneficial ownership of more than 50% of the Company’s common stock, and therefore all outstanding shares of preferred stock were classified as a component of the Company’s stockholders’ deficit. As of August 31, 2004, 88.4% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates. Management does not believe that any of the preferred stock issued to the Chairman or his affiliates or any other party will be redeemed in the foreseeable future.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

13. STOCK OPTIONS

The Company’s 1994 Long Term Incentive Plan (the “1994 Plan”) reserves 720 shares of Company common stock for issuance of stock options, restricted stock awards and stock appreciation rights. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from five to ten years. In connection with the Host-USA Acquisition, options for an aggregate of approximately 282 exercisable shares were granted to former holders of options for Host and USA shares, at exercise prices ranging from $3.40 to $40.60 per share. As of August 31, 2004 and 2003, there were approximately 215 and 180 shares available for future option grants under the 1994 Plan, respectively.

The Company’s Non-Employee Directors’ 1994 Stock Option Plan (the “1994 Directors’ Plan”) reserves 35 shares of the Company’s common stock for issuance of stock options. Options under the 1994 Directors’ Plan are fully vested when granted. Shares available for future option grants under the 1994 Directors’ Plan were 10.5 and 12 as of August 31, 2004 and 2003, respectively.

Information with respect to the Company’s stock option plans follows:

	Option	Option	Exercisable	Option
	Shares	Price Range	Shares	Price Range
Outstanding as of July 1, 2001	482	$3.44 - $43.75
Grants	118	$9.30 - $10.50
Exercised	(6)	$8.75
Forfeited	(48)	$8.75 - $42.50

Outstanding as of June 30, 2002	546	$3.44 - $43.75	377	$3.44 - $43.75
Forfeited	(26)	$10.50 - $42.50

Outstanding as of August 31, 2002	520	$3.44 - $43.75	388	$3.44 - $43.75
Grants	12	$5.70 - $5.80
Exercised	(60)	$3.44
Forfeited	(118)	$3.44 - $20.63

Outstanding as of August 31, 2003	354	$3.44 - $43.75	277	$3.44 - $43.75
Grants	2	$1.16
Forfeited	(35)	$5.80 - $40.60

Outstanding as of August 31, 2004	321		321	$1.16 - $43.75

The weighted average per share fair value of options granted was $.86 and $3.70 for the fiscal years ended August 31, 2004 and 2003, respectively, and $6.19 for the fiscal year ended June 30, 2002.

As of August 31, 2004, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life was as follows: 7 exercisable shares at $13.44 per share, expiring in 0.2 years; 8 exercisable shares at $24.38 per share, expiring in 1.6 years; 1 exercisable share at $23.75 per share, expiring in 2.6 years; 1 exercisable share at $43.75 per share, expiring in 3.7 years; 6 exercisable shares at $37.29 per share expiring in 4.5 years; 61 exercisable shares at $8.41 per share expiring in 2.1 years; 12 exercisable shares at $40.60 per share expiring in 2.0 years; 132 exercisable shares at $14.76 per share expiring in 4.8 years; 86 exercisable shares at $10.48 per share expiring in 5.9 years; 5 exercisable shares at $5.77 per share expiring in 3.3 years; and 2 exercisable shares at $1.16 per share expiring in 9.3 years.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s interest rate swap agreement, having a notional amount of $25,000, is included as a component of “Other liabilities” in the consolidated balance sheet (see “Derivative Instruments and Hedging Activities” in Note 3. A second interest rate swap agreement, having a notional amount of $20,000 expired in December 2002. The fair value, which equals the estimated amount to be paid on terminating the swap agreements, if the Company had elected to do so, was $(631) and $(1,705) as of August 31, 2004 and 2003, respectively.

All other financial instruments, including cash, cash equivalents, receivables, payables, fixed rate subordinated debt and variable rate bank debt are estimated to have a fair value which approximates carrying value in the financial statements.

15. RETIREMENT PLANS

The Company has a 401(k) defined contribution benefit plan, whereby employees of the Company may contribute a portion of their gross pay to the plans subject to limitations set forth by the Internal Revenue Service. The Company may make matching and/or discretionary contributions to the employees’ accounts in amounts based on criteria set forth in the plan agreements. Total Company contributions to the plan was $97 and $335 for the fiscal years ended August 31, 2004 and 2003, respectively, including shares of the Company’s common stock then valued at an aggregate of $120 and $273, respectively; $59 and $150 for the two months ended August 31, 2002 and 2001, respectively; and $517 for the fiscal year ended June 30, 2002.

16. COMMITMENTS AND CONTINGENCIES

The following summarizes the Company’s contractual obligations as of August 31, 2004 (amounts in 000’s):

	Payments Due by Period as of August 31, 2004
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$65,215	$590	$64,625	$	$
Capital lease obligations	234	78	78	78
Operating lease obligations	6,137	1,821	2,024	1,308	984
Purchase obligations	83,183	16,550	28,123	13,872	24,638

Total	$154,769	$19,039	$94,850	$15,258	$25,622

Bull Run’s executive offices are leased from a company affiliated with a principal stockholder and director of the Company under a month-to-month operating lease. Host has various operating leases for facilities and equipment expiring in 2006 through 2010. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling $1,060 as of August 31, 2004.

The Company’s total rental expense, including rental expense associated with discontinued operations, was $2,267 and $2,414 for the fiscal years ended August 31, 2004 and 2003, respectively; $484 and $404 for the two months ended August 31, 2002 and 2001, respectively; and $2,617 for the fiscal year ended June 30, 2002. The minimum annual rental commitments included in the table above under these and other operating leases, net of subleases, with an original lease term exceeding one year are $1,821, $1,294, $730, $669 and $639 for the fiscal years ending August 31, 2005 through 2009, respectively, and $984 thereafter.

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to five years, which expire at varying times through 2015.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends accruing through June 30, 2003 on issued shares of the Company’s preferred stock have been paid, including Series D Preferred Stock dividends payable to the Company’s Chairman through June 30, 2003, having an aggregate value at that time of approximately $0.5 million, paid to the Chairman in January 2004 in the form of 148,713 shares of the Company’s common stock, following the Company’s stockholders’ approval of the issuance of such shares. Dividends on Series D Preferred Stock payable through June 30, 2004 in shares of the Company’s common stock under the terms of such issuance, have not been declared by the board of directors. Under the Company’s Articles of Incorporation, if dividends on any class of its preferred stock are in arrears in an amount equal to 150% of an annual dividend, the holders of such preferred stock shall be entitled to vote for and elect two additional directors of the Company. Such rights would thereby be afforded the holders of Series D Preferred Stock if dividends accrued through June 30, 2004 are not paid by December 31, 2006.

Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock is not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The amount of cumulative dividends accruing through August 31, 2004 on the outstanding shares of Series E Preferred Stock potentially payable in cash in the fiscal year ending August 31, 2005 is $939, including $493 in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.

As discussed more fully in Note 6, in February 1999, Tarzian filed suit against the party from which the Company acquired its investment in Tarzian, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian shares, and in March 2003, Tarzian filed suit against Gray and the Company for tortious interference with contract and conversion.

17. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended		Two Months Ended		Year Ended
	August 31,		August 31,		June 30,
	2004	2003	2002	2001	2002
				(unaudited)
Loss from continuing operations before cumulative effect of accounting change	$(7,137)	$(28,444)	$(3,946)	$(3,490)	$(29,658)
Preferred dividends	(2,237)	(1,149)	(93)	(45)	(396)

Loss available to common stockholders before cumulative effect of accounting change	(9,374)	(29,593)	(4,039)	(3,535)	(30,054)
Cumulative effect of accounting change					(2,620)

Loss from continuing operations	(9,374)	(29,593)	(4,039)	(3,535)	(32,674)
Income (loss) from discontinued operations	(7,474)	(9,542)	(1,409)	62	(2,280)

Net loss available to common stockholders	$(16,848)	$(39,135)	$(5,448)	$(3,473)	$(34,954)

Weighted average number of common shares outstanding for basic loss per share	4,668	3,987	3,793	3,599	3,649
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted loss per share	4,668	3,987	3,793	3,599	3,649

Basic and diluted earnings (loss) per share:
Loss available to common stockholders before cumulative effect of accounting change	$(2.01)	$(7.42)	$(1.07)	$(0.98)	$(8.24)
Cumulative effect of accounting change					(0.72)

Loss from continuing operations	(2.01)	(7.42)	(1.07)	(0.98)	(8.96)
Income (loss) from discontinued operations	(1.60)	(2.40)	(0.37)	0.02	(0.62)

Net loss available to common stockholders	$(3.61)	$(9.82)	$(1.44)	$(0.96)	$(9.58)

The effect of potentially dilutive employee stock options, which were not considered above because they were anti-dilutive, was 38 shares for the fiscal year ended August 31, 2003; 70 shares and 141 shares for the two months ended August 31, 2002 and 2001, respectively; and 109 shares for the fiscal year ended June 30, 2002. There were no anti-dilutive shares for the fiscal year ended August 31, 2004.

Outstanding shares of the Company’s convertible preferred stock as of August 31, 2004 may ultimately be converted into an aggregate total of 4,212 shares of the Company’s common stock, subject to required preferred stock holding periods, of which as of August 31, 2004, preferred stock having an aggregate face value of $12,497 is eligible to be converted into an aggregate total of 1,250 shares of common stock.

18. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Year Ended		Two Months Ended		Year Ended
	August 31,		August 31,		June 30,
	2004	2003	2002	2001	2002
				(unaudited)
Net loss	$(14,611)	$(37,986)	$(5,355)	$(3,428)	$(34,558)
Other comprehensive income (loss):
Change in the valuation of available-for-sale investments		2,050	30		(2,080)

Comprehensive loss	$(14,611)	$(35,936)	$(5,325)	$(3,428)	$(36,638)

The change in valuation of available-for-sale investments resulted from the change in accounting for the Company’s investment in Rawlings from the equity method to accounting for it as an “available-for-sale” marketable security.

19. SEGMENT DATA

The Company has two business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily includes services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); and (b) association management services (“Association Management Services,” formerly called, “Affinity Management Services”). Three discontinued business segments as of August 31, 2004 include: (x) consulting services rendered to a related party (“Consulting”); (y) event management and marketing services (“Affinity Events”); and (z) computer printer manufacturing and related sales and services formerly operated by wholly-owned Datasouth Computer Corporation (“Datasouth”).

Information for each of the Company’s segments associated with continuing operations follows:

	Year Ended		Two Months Ended		Year Ended
	August 31,		August 31,		June 30,
	2004	2003	2002	2001	2002
Net revenues, continuing operations:
Collegiate Marketing and Production Services	$47,106	$55,354	$3,307	$5,838	$79,099
Association Management Services	8,673	8,775	1,284	2,015	14,714

	$55,779	$64,129	$4,591	$7,853	$93,813

Operating income (loss), continuing operations:
Collegiate Marketing and Production Services	$977	$930	$(1,941)	$(1,182)	$(4,944)
Association Management Services	2,009	1,553	152	47	1,275
Amortization and impairment of acquisition intangibles	(4,554)	(22,141)	(183)	(150)	(7,707)
Unallocated general and administrative costs	(1,126)	(1,354)	(240)	(444)	(2,150)

	$(2,694)	$(21,012)	$(2,212)	$(1,729)	$(13,526)

Depreciation expense, continuing operations:
Collegiate Marketing and Production Services	$786	$923	$185	$190	$1,174
Association Management Services	97	117	27	35	118
Unallocated general and administrative costs	8	8	2	1	7

	$891	$1,048	$214	$226	$1,299

Capital expenditures, continuing operations:
Collegiate Marketing and Production Services	$360	$264	$44	$52	$214
Association Management Services	21	12			7
Unallocated general and administrative costs	3	2			14

	$384	$278	$44	$52	$235

	2004	2003
Total assets:
Collegiate Marketing and Production Services	$11,634	$12,611
Association Management Services	697	827
Goodwill, customer base and trademarks	48,672	53,226
Net assets of discontinued segments		711
Other	(61)	6,437

	$60,942	$73,812

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended
	November 30,	February 29,	May 31,	August 31,
	2003	2004	2004	2004
Revenue from services rendered	$19,495	$16,343	$12,773	$7,168
Operating income (loss)	1,816	933	(3,843)	(1,600)
Income (loss) from continuing operations	751	(244)	(4,936)	(2,708)
Income (loss) on discontinued operations	(1,873)	(1,446)	(1,400)	(2,755)
Net loss	(1,122)	(1,690)	(6,336)	(5,463)
Preferred dividends	(532)	(558)	(568)	(579)
Net loss available to common stockholders	(1,654)	(2,248)	(6,904)	(6,042)
Per share data, basic and diluted:
Loss available to common stockholders from continuing operations	$0.05	$(0.18)	$(1.15)	$(0.65)
Loss from discontinued segment	$(0.43)	$(0.32)	$(0.29)	$(0.55)
Net loss available to common stockholders	$(0.38)	$(0.50)	$(1.44)	$(1.20)
Weighted average number of shares, basic and diluted	4,340	4,501	4,798	5,034

	Quarter Ended
	November 30,	February 28,	May 31,	August 31,
	2002	2003	2003	2003
Revenue from services rendered	$24,059	$17,058	$14,466	$8,546
Operating income (loss)	2,306	(219)	(180)	(22,919)
Loss from continuing operations	(5,246)	(3,501)	(4,101)	(15,596)
Income (loss) on discontinued operations	4,002	(1,541)	(558)	(11,445)
Net loss	(1,244)	(5,042)	(4,659)	(27,041)
Preferred dividends	(259)	(281)	(288)	(321)
Net loss available to common stockholders	(1,503)	(5,323)	(4,947)	(27,362)
Per share data, basic and diluted:
Loss available to common stockholders from continuing operations	$(1.44)	$(0.98)	$(1.11)	$(3.86)
Loss from discontinued segment	$1.05	$(0.40)	$(0.14)	$(2.77)
Net loss available to common stockholders	$(0.39)	$(1.38)	$(1.25)	$(6.63)
Weighted average number of shares, basic and diluted	3,831	3,867	3,971	4,129

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2004 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information stated below, the information required by the item is set forth under the caption “Election of Directors — Nominees” in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein.

In addition to Messrs. Robinson, Prather and Howell, who are listed in the Company’s Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company’s fiscal year, which is incorporated by reference herein, the Company has the following executive officer:

FREDERICK J. ERICKSON, 46, has been Vice President — Finance, Treasurer and Chief Financial Officer of the Company since 1994; Vice President of Host since 1999 and Chief Financial Officer since October 2004; and has served in the capacity of Executive Vice President — Finance & Administration or similar capacities with Datasouth from 1993 to 2001.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer. The Code of Ethics for the Chief Executive Officer and Chief Financial Officer is posted on the Company’s website, www.bullruncorp.com, (under the “Corporate Governance” caption) and is included as Exhibit 14 to the Form 10-K. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officer by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company’s principal executive’s offices.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of documents filed as part of this report:

(1)	Financial Statements:

The following consolidated financial statements of the Company and Report of Independent Auditors are included in Item 8:

Report of Independent Auditors
Consolidated Balance Sheets as of August 31, 2004 and 2003

Consolidated Statements of Operations for the years ended August 31, 2004 and 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the year ended June 30, 2002

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit for the years ended August 31, 2004 and 2003, the two months ended August 31, 2002, and the year ended June 30, 2002

Consolidated Statements of Cash Flows for the years ended August 31, 2004 and 2003, the two months ended August 31, 2002 and 2001 (unaudited), and the year ended June 30, 2002

Notes to Consolidated Financial Statements

Supplementary Data, Selected Quarterly Financial Data (Unaudited)

(2)	Financial statement schedule of Bull Run Corporation required to be filed by Item 8 of this Form and by Item 15(c):

               Schedule II — Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)       Exhibits

Exhibit Numbers	Description

(2.1)	Restated Agreement and Plan of Merger, dated as of February 15, 1999, by and among Bull Run Corporation (formerly, BR Holding, Inc.), BR Holding, Inc. (formerly, Bull Run Corporation), Capital Sports Properties, Inc., Host Communications, Inc., Universal Sports America, Inc., Capital Merger Sub, Inc., Host Merger Sub, Inc., and USA Merger Sub, Inc. (g)

(2.2)	Form of Agreement and Plan of Merger, by and among Bull Run Corporation (formerly, BR Holding, Inc.), BR Holding, Inc. (formerly, Bull Run Corporation) and a wholly owned subsidiary of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.1)	Articles of Incorporation of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.2)	Certificate of Amendment to Articles of Incorporation, filed November 9, 2001 (h)

(3.3)	Certificate of Amendment to Articles of Incorporation, filed February 12, 2002 (h)

(3.4)	Certificate of Amendment to Articles of Incorporation, filed November 8, 2002 (i)

(3.5)	Certificate of Amendment to Articles of Incorporation, filed May 13, 2003 (j)

(3.6)	Certificate of Amendment to Articles of Incorporation, filed May 30, 2003 (j)

(3.7)	Certificate of Amendment to Articles of Incorporation, filed October 8, 2003 (k)

(3.8)	Certificate of Amendment to Articles of Incorporation, filed November 26, 2003 (k)

(3.9)	Bylaws of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(10.1)	Amended and Restated 1994 Long Term Incentive Plan (g)

(10.2)	1987 Non-Qualified Stock Option Plan (a)

(10.3)	Non-Employee Directors’ 1994 Stock Option Plan (b)

(10.4)	Stock Purchase Agreement dated January 28, 1999 by and between U.S. Trust Company of Florida Savings Bank, as Personal Representative of the Estate of Mary Tarzian and Bull Run Corporation (e)

(10.5)	Form of Stockholders’ Agreement, by and among Hilton H. Howell, Jr., Douglas L. Jarvie, Robinson-Prather Partnership, W. James Host and Charles L. Jarvie (g)

(10.6)	Third Amended and Restated Credit Agreement among BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc. and Datasouth Computer Corporation, as Borrowers, Bull Run Corporation, as a Guarantor, and Wachovia Bank, National Association, as Issuing Bank, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, dated October 15, 2004 (l)

(14)	Code of Ethics for Senior Financial Officers (k)

(21)	List of Subsidiaries of Registrant (x)

(23.1)	Consent of PricewaterhouseCoopers LLP (x)

(31.1)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (x)

(31.2)	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (x)

Exhibit Numbers	Description

(32.1)	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (x)

(32.2)	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (x)

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

(h)	Filed as an exhibit to Form 10-K Annual Report for the year ended June 30, 2002 and incorporated by reference herein

(i)	Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002 and incorporated by reference herein

(j)	Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003 and incorporated by reference herein

(k)	Filed as an exhibit to Form 10-K Annual Report for the year ended August 31, 2003 and incorporated by reference herein

(l)	Filed as an exhibit to Form 8-K Current Report dated as of October 15, 2004 and incorporated by reference herein

(x)	Filed herewith

(c)	Financial Statement Schedules
The response to this section is submitted as part of Item 15(a)(1) and Item 15(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2004.

BULL RUN CORPORATION

by:	/s/ ROBERT S. PRATHER, JR.

Robert S. Prather, Jr. President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. PRATHER, JR. Robert S. Prather, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2004

/s/ GERALD N. AGRANOFF Gerald N. Agranoff	Director	November 29, 2004

/s/ JAMES W. BUSBY James W. Busby	Director	November 29, 2004

/s/ FREDERICK J. ERICKSON Frederick J. Erickson	Vice President-Finance and Treasurer (Principal Accounting and Financial Officer)	November 29, 2004

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	Vice President, Secretary and Director	November 29, 2004

/s/ MONTE C. JOHNSON Monte C. Johnson	Director	November 29, 2004

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	November 29, 2004

/s/ THOMAS J. STULTZ Thomas J. Stultz	Director	November 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

Our audits of the consolidated financial statements of Bull Run Corporation referred to in our report dated November 19, 2004 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
November 19, 2004

BULL RUN CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions[1]	Period
Year Ended August 31, 2004
Allowance for doubtful accounts	$465,000	$75,000	$0	$231,000	$309,000
Year Ended August 31, 2003
Allowance for doubtful accounts	$514,000	$300,000	$0	$349,000	$465,000
Two Months Ended August 31, 2002
Allowance for doubtful accounts	$444,000	$85,000	$0	$15,000	$514,000
Year Ended June 30, 2002
Allowance for doubtful accounts	$545,000	$630,000	$0	$731,000	$444,000

1 “Deductions” represent write-offs of amounts not considered collectible.