Form 10-Q
period 2004-11-30
BULL RUN CORP
filed 2005-01-12
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☑ Yes     ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,413,879 shares of Common Stock, par value $.01 per share, were outstanding as of January 7, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐Yes     ☑  No

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
 (Amounts in thousands)

	November 30,	August 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$810	$450
Accounts receivable, net of allowance of $445 and $309 as of November 30, 2004 and August 31, 2004, respectively	15,339	5,219
Inventories	1,019	663
Prepaid costs and expenses	1,393	1,757

Total current assets	18,561	8,089
Property and equipment, net	3,056	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	8,129	8,308
Other assets	1,495	997

	$71,605	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$61,022	$590
Accounts payable	3,142	5,866
Deferred revenue	5,430	4,819
Accrued fees payable to related party	1,189	1,721
Advances from stockholder	4,550	4,550
Accrued and other liabilities	16,507	9,215
Net current liabilities of discontinued segment	973	474

Total current liabilities	92,813	27,235
Long-term debt	8,693	64,625
Other liabilities, excluding redeemable preferred stock	356	497
Net noncurrent liabilities of discontinued segments	697	840
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares as of November 30, 2004 and 9.8 shares as of August 31, 2004; $7,606 and $9,799 liquidation value, respectively)	7,606	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000	2,000

Total liabilities	124,662	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,414 and 5,386 shares as of November 30, 2004 and August 31, 2004, respectively)	64	54
Additional paid-in capital	84,149	81,706
Accumulated deficit	(137,270)	(138,311)

Total stockholders’ deficit	(53,057)	(56,551)

	$71,605	$60,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (Amounts in thousands, except per share data)

	Three Months Ended
	November 30,
	2004	2003
Revenue from services rendered	$23,075	$19,495

Operating costs and expenses:
Direct operating costs of services rendered	15,776	12,958
Selling, general and administrative	4,343	4,408
Amortization of acquisition intangibles	179	313

Total operating costs and expenses	20,298	17,679

Operating income	2,777	1,816

Other income (expense):
Net change in value of derivative instrument	310	306
Interest expense	(1,171)	(1,086)
Debt issue cost amortization	(249)	(291)
Other income (expense)	12	6

Income from continuing operations	1,679	751
Loss from discontinued operations	(109)	(1,873)

Net income (loss)	1,570	(1,122)

Preferred dividends	(529)	(532)

Net income (loss) available to common stockholders	$1,041	$(1,654)

Income (loss) per share available to common stockholders, basic:
Income from continuing operations	$0.20	$0.05
Loss from discontinued operations	(0.02)	(0.43)

	$0.18	$(0.38)

Income (loss) per share available to common stockholders, diluted:
Income from continuing operations	$0.11	$0.05
Loss from discontinued operations	(0.01)	(0.43)

	$0.10	$(0.38)

Weighted average number of common shares outstanding:
Basic	5,713	4,340
Diluted	15,278	4,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Redeemable
	Preferred	Common Stock
	Stock	Shares	Amount
As of September 1, 2004	$24,296	5,386	$54
Conversion of redeemable preferred stock to shares of common stock	(2,193)	313	3
Issuance of common stock		715	7

As of November 30, 2004	$22,103	6,414	$64

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit
As of September 1, 2004	$81,706	$(138,311)	$(56,551)
Conversion of redeemable preferred stock to shares of common stock	2,190		2,193
Issuance of common stock	253		260
Preferred dividends		(529)	(529)
Net income		1,570	1,570

As of November 30, 2004	$84,149	$(137,270)	$(53,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	November 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,570	$(1,122)
Loss from discontinued operations	109	1,873
Adjustments to reconcile net loss to net cash used in continuing operations:
Provision for bad debts	45	50
Depreciation, amortization and intangibles impairment	573	871
Net change in value of derivative instrument	(310)	(306)
Change in operating assets and liabilities:
Accounts receivable	(10,164)	(4,972)
Inventories	(356)	(48)
Prepaid costs and expenses	371	442
Accounts payable and accrued expenses	4,309	(425)
Other long-term liabilities	169

Net cash used in continuing operations	(3,684)	(3,637)
Net cash provided by (used in) discontinued operations	99	(2,722)

Net cash used in operating activities	(3,585)	(6,359)

Cash flows from investing activities:
Capital expenditures	(17)	(48)
Other investing activities	10	13

Net cash used in continuing operation investing activities	(7)	(35)
Net cash provided by (used in) discontinued operation investing activities	150	(12)

Net cash provided by (used in) investing activities	143	(47)

Cash flows from financing activities:
Borrowings from notes payable and revolving line of credit	4,500
Debt issue costs	(444)	(38)
Preferred stock dividends paid	(254)
Issuance of preferred stock		2,000

Net cash provided by continuing operation financing activities	3,802	1,962

Net increase (decrease) in cash and cash equivalents	360	(4,444)
Cash and cash equivalents, beginning of period	450	4,520

Cash and cash equivalents, end of period	$810	$76

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bull Run Corporation (“Bull Run” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

The accompanying condensed consolidated financial statements include the accounts of Bull Run and its wholly owned subsidiaries, including Host Communications, Inc. (“Host”), after elimination of intercompany accounts and transactions. Bull Run, through Host, provides comprehensive sales, marketing, multimedia, special event and convention/hospitality services, primarily for National Collegiate Athletic Association (“NCAA”) Division I universities and conferences, and national/global associations.

Discontinued Operation – In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its Collegiate Marketing and Production Services segment and its Association Management segment. As a result, the Affinity Events segment has been reflected in the Company’s financial statements as a discontinued operation for all periods presented. In December 2004, the principal assets of the Affinity Events segment were sold. Proceeds on the sale received at closing of approximately $875 were used to reduce current liabilities, approximately $300 of which pertained to the cancellation of the remaining principal amount and accrued interest on subordinated debt previously issued by the Company to an officer of the company purchasing the assets. In addition, the Company received a $675 subordinated installment note issued by the purchaser and other future consideration estimated to be valued at approximately $150. At this time, the Company has judged that the collection of the note is in doubt, due to its subordinate nature and the amount of time before which scheduled payments are to be made. As a result, the Company’s loss on its discontinued operations reported in the fiscal year ended August 31, 2004 was presented net of the $875 proceeds then anticipated on, and ultimately received at the closing of, the sale of the Affinity Events assets. If the Company ultimately receives more than $875 on the sale, such income will be reported in the future as income from discontinued operations.

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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period:

	Three Months Ended
	November 30,
	2004	2003
Net income (loss) available to common stockholders, as reported	$1,041	$(1,654)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(92)

Net income (loss) available to common stockholders, pro forma, for computation of basic income (loss) per share	$1,040	$(1,746)

Net income (loss) per common share, basic:
As reported	$0.18	$(0.38)

Pro forma	$0.18	$(0.40)

Net income (loss) available to common stockholders, as reported	$1,041	$(1,654)
Adjustment to accrued preferred dividends for computation of diluted earnings (loss) per share	500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(92)

Net income (loss) available to common stockholders, pro forma, for computation of diluted income (loss) per share	$1,540	$(1,746)

Net income (loss) per common share, diluted:
As reported	$0.10	$(0.38)

Pro forma	$0.10	$(0.40)

2. LIQUIDITY

As of November 30, 2004, the Company’s negative working capital was $74,252, including $58,932 of bank debt maturing on November 30, 2005 and $2,090 of subordinated debt maturing on December 31, 2004. Certain current liabilities, including deferred revenue of $5,430, advances from stockholder of $4,550 and certain accrued preferred stock dividends of $2,392, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2005 maturity date of the bank credit facility. In recent fiscal years, the Company has reported substantial losses and has consumed substantial cash in its operations. The Company has funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2005 and a commitment from the Chairman to invest cash of up to $3,000 prior to the November 30, 2005 maturity date of the Company’s bank credit agreement (from which, $1,500 would be used to repay a subordinated note payable to a company controlled by the Chairman), management believes the Company has sufficient liquidity until the November 30, 2005 maturity date of its bank credit agreement.

As further discussed in Note 6, the Company currently has $58,932 of debt outstanding under its bank credit agreement. As further discussed in Note 6, the Company’s Chairman has guaranteed repayment of up to $55,932 of the outstanding bank debt. Amounts outstanding under the credit agreement are due on November 30, 2005. The Company’s ability to continue this or similar financing beyond the November 30, 2005 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman.

3. DISCONTINUED OPERATIONS

The Company discontinued its “Affinity Events” business segment during the fiscal year ended August 31, 2004. In August 2004, the Company announced its decision to suspend the Affinity Events business, and declared its intent to offer the business unit for sale, and ultimately sold the principal assets of the segment in December 2004. Accordingly, the operating results and net assets associated with the Consulting and the Affinity Events business segments as of and for all fiscal periods presented herein have been reflected as discontinued operations in the accompanying consolidated financial statements.

As a result of the suspension of its Affinity Events business, the Company incurred certain costs charged to discontinued operations in the fiscal year ended August 31, 2004, including (a) employee severance costs; (b) the present value of future lease obligations, net of estimated sublease income, to be incurred through 2010; and (c) the present value of consulting agreement commitments through 2010 for arrangements under which no future benefits are expected to be derived; less (d) the estimated proceeds to be derived from the sale of Affinity Events assets.

A reconciliation of the accrued liability associated with the suspension and sale of the Affinity Events segment is as follows:

Accrued liability as of August 31, 2004	$2,625
Costs incurred during the period	(524)

Accrued liability as of November 30, 2004	$2,101

Potential income subsequent to November 30, 2004 to be derived from subleasing vacated office space has been estimated to be approximately $750 over the remaining lives of the leases. The estimated proceeds to be derived from the sale of Affinity Events assets do not include amounts payable to the Company in the future which are anticipated to be subordinated to the purchaser’s bank financing. Actual amounts received in connection with deferred proceeds on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of November 30, 2004, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods. Likewise, the results of any remaining Events operations occurring subsequent to November 30, 2004 will be reported in discontinued operations in future periods. Proceeds of $875 derived from the sale of the Affinity Events assets at closing in December 2004 were used to repay a subordinated note totaling $295 and certain liabilities associated with the prior operations of the business.

The Company consummated the sale of Datasouth’s computer printer manufacturing operation on September 29, 2000. Certain of the proceeds to be realized on the sale of Datasouth’s assets are deferred under a subordinated note agreement with the purchaser that was amended during the fiscal year ended August 31, 2004. The amended note agreement provides for gradually reducing discounts on the amount due to the Company which are earned by the purchaser as payments are made through the note’s maturity in December 2006. As of November 30, 2004, the amount due to the Company was $2,217; however the Company has recorded a $1,122 reserve on the note receivable as of November 30, 2004 as an estimate of the amounts that might ultimately become uncollectible and/or discounted. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

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

The following is a summary of assets and liabilities of discontinued operations:

	November 30,	August 31,
	2004	2004
Current liabilities:
Accounts payable and accrued expenses	$805	$1,429
Restructuring obligations	282	513
Deferred revenue	339	831
Current assets:
Accounts receivable, net	(365)	(2,163)
Inventories		(6)
Prepaid costs and expenses	(88)	(130)

Net current liabilities of discontinued segment	$973	$474

Noncurrent liabilities:
Restructuring obligations	$1,819	$2,112
Noncurrent assets:
Note receivable, net	(1,095)	(1,245)
Property and equipment, net	(12)	(12)
Other assets	(15)	(15)

Net noncurrent liabilities of discontinued segments	$697	$840

The following summarizes revenues and operating results from discontinued operations:

	Three Months Ended
	November 30,
	2004	2003
Revenues:
Affinity Events	$292	$2,139

Costs and Expenses:
Affinity Events:
Direct operating costs of services rendered	$285	$2,433
Selling, general and administrative	116	1,579

	$401	$4,012

Income (Loss) from Discontinued Operations:
Affinity Events	$(109)	$(1,873)

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Three Months Ended
	November 30,
	2004	2003
Interest paid	$1,089	$1,211
Income taxes paid	0	27

Noncash investing and financing activities:
Exchange of subordinated debt for shares of preferred stock		8,016
Issuance of common stock in connection with debt issuance costs	260
Issuance of common stock to a retirement plan and as a component of directors’ fees		100
Conversion of Series E preferred stock to shares of common stock	2,190

5. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS

The net change in the carrying amount of goodwill by reportable business segment is as follows:

	Collegiate
	Marketing and	Affinity
	Production	Management
	Services	Services	Total
As of September 1, 2003	$37,189	$6,475	$43,664
Impairment charge	(3,300)		(3,300)

As of August 31, 2004	33,889	6,475	40,364

As of November 30, 2004	$33,889	$6,475	$40,364

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate
	Marketing and	Affinity
	Production	Management
	Services	Services	Total
As of September 1, 2003	$7,306	$2,256	$9,562
Amortization	(1,113)	(141)	(1,254)

As of August 31, 2004	6,193	2,115	8,308
Amortization	(144)	(35)	(179)

As of November 30, 2004	$6,049	$2,080	$8,129

As of November 30, 2004, customer relationships constitute $6,385 and trademarks represent $1,744 of the $8,129 carrying amount presented above, and as of August 31, 2004, customer relationships constitute $6,525 and trademarks represent $1,783 of the $8,308 carrying amount.

A goodwill impairment charge of $3,300 was recognized during the fiscal year ended August 31, 2004, upon management’s consideration of current fiscal year operating results and the forecasted operating results and business plans for one of the Company’s business units. The Company currently estimates that annual amortization expense of customer relationships and trademarks for the fiscal year ending August 31, 2005 will total approximately $718 per year until fully amortized in December 2015.

Accumulated amortization of acquisition intangibles and impairment charges was $39,560 as of November 30, 2004 and $39,381 as of August 31, 2004, including $29,689 associated with goodwill as of each of the respective dates.

6. LONG-TERM DEBT

Long-term debt and notes payable consist of the following:

	November 30,	August 31,
	2004	2004
Term Loans	$35,932	$35,932
Revolving Loans	23,000	20,000
Subordinated Notes	10,783	9,283

	69,715	65,215
Less current portion	61,022	590

	$8,693	$64,625

As amended in October 2004, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $35,932 and (b) two revolving loan commitments (the “Revolving Loans”) for aggregate maximum borrowings of $23,000. All amounts outstanding bear interest at either (a) the banks’ prime rate or (b) the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. Under the October 2004 amendment, the Company was provided a new $3,000 revolving loan commitment (the “Revolver B” included as a component of the Revolving Loans), which was funded in full in October 2004, thereby increasing the bank indebtedness to $58,932. As amended, the agreement has a maturity date of November 30, 2005, at which time all amounts outstanding become due and payable. The amended agreement does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity beyond the Revolver B. The Company anticipates that it will continue to utilize fully the availability under the Revolving Loans throughout the remaining term of the credit agreement.

In September 2004, a company under the Chairman’s control provided the Company $1,500 of cash which was used for working capital purposes in exchange for a subordinated note bearing interest at 6% per annum, having a maturity date of December 31, 2004. This note was refinanced by another company under the Chairman’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of February 28, 2006. Under the terms of the amended credit agreement, up to an aggregate of $10,000 in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. During the fiscal year ended August 31, 2004, the Company received $6,550 from the Company’s Chairman, of which $2,000 was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of $4,550 is presented in the consolidated balance sheet as “Advances from stockholder.” Management believes that it is the Chairman’s intention to ultimately convert these advances to subordinated debt or equity securities. In connection with the credit agreement amendment, the Chairman committed to the Company an additional aggregate cash investment of up to $3,000 as and when needed at any time and from time to time on or prior to the maturity date, provided that up to $1,500 of such cash investments would be used to repay the $1,500 subordinated note issued by his affiliated company.

Since the maturity date of the bank credit agreement is November 30, 2005, the total amount outstanding under the agreement has been presented in the consolidated balance sheet as a current liability as of November 30, 2004. As of November 30, 2004, principally all borrowings under the bank credit agreement were subject to the banks’ LIBOR rate-based rate of 4.74%.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. The Company is presently in compliance with all provisions of the credit agreement as last amended. Long-term debt is collateralized by all of the Company’s assets. In addition, the Company’s Chairman personally guarantees up to $55,932 of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company. During the three months ended November 30, 2004, the Chairman was compensated by the Company for his personal guarantee in the form of 675 restricted shares of the Company’s common stock then valued at $247. There was no compensation paid to the Chairman in any form in the three months ended November 30, 2003.

In December 1999, the Company issued 8% subordinated notes in connection with the acquisition of Host, representing long-term debt of $8,693 as of November 30, 2004 and August 31, 2004. During the three months ended November 30, 2003, holders of 8% subordinated notes representing an aggregate face value of approximately $8,016 exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3,019 subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. In connection with the acquisition of certain business operations, the Company also issued two 9% subordinated notes in September 2000, representing long-term debt of $590 as of November 30, 2004 and August 31, 2004. One note for $295 was cancelled in connection with the Company’s sale of its Affinity Events segment assets (discussed in Notes 1 and 3) and the outstanding balance of $295 on the other note was repaid subsequent to November 30, 2004. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement. The amended bank agreement provides for the terms under which these notes may be paid by the maturity date.

Aggregate maturities of the Company’s long-term debt as of November 30, 2004 were $2,090 and $67,625 in the fiscal years ending August 31, 2005 and 2006, respectively, and none thereafter.

The Company was a party to an interest rate swap agreement that terminated on December 31, 2004, which involved the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments were based. The differential paid or received as interest rates changed was settled quarterly and was accrued and recognized as an adjustment of interest expense related to the debt.

7. INCOME TAXES

The Company has recognized a full valuation allowance for net deferred tax assets. The differences between the federal statutory tax rate of 34% and the effective tax rate of zero are principally due to increases (decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $(645) and $352 for the three months ended November 30, 2004 and 2003, respectively.

8. PREFERRED STOCK

As of November 30, 2004, 12.497 shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”) were outstanding, having an aggregate face value of $12,497, all of which are currently convertible at the holder’s option into an aggregate 1,250 shares of the Company’s common stock. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time.

As of November 30, 2004, 7.606 shares of the Company’s series E convertible preferred stock (“Series E Preferred Stock”) were outstanding, having an aggregate face value of $7,606. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock (initially, October 2004). Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the three months ended November 30, 2004, certain holders of Series E Preferred Stock, including a former director of the Company and his spouse, elected to convert an aggregate 2.193 shares of Series E Preferred Stock to an aggregate 313 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock. During the three months ended November 30, 2003, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock, including subordinated notes having an aggregate face amount of $5,257 acquired by the Company’s Chairman immediately prior to the exchange. Also during the three months ended November 30, 2003, 1.783 shares of Series D Preferred Stock issued to the former director and his spouse were exchanged for the same number of shares of Series E Preferred Stock.

As of November 30, 2004, 2.0 shares of the Company’s series F convertible preferred stock (“Series F Preferred Stock”) were outstanding, having an aggregate face value of $2,000, all of which were issued in the fiscal year ended August 31, 2004. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

As of November 30, 2004, all shares of Series D Preferred Stock and Series F Preferred Stock, and certain shares of Series E Preferred Stock are held by either the Company’s Chairman or his affiliates. All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, all issued and outstanding preferred stock is required to be classified as liabilities in the consolidated balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” issued in May 2003. As of November 30, 2004, 89.4% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates. Management does not believe that any of the preferred stock issued to the Chairman or his affiliates or any other party will be redeemed in the foreseeable future.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	November 30,
	2004	2003
Income (loss) for computation of basic income (loss) per share:
Income from continuing operations	$1,679	$751
Preferred dividends	(529)	(532)

Income from continuing operations available to common stockholders	1,150	219
Loss from discontinued operations	(109)	(1,873)

Net income (loss) available to common stockholders	$1,041	$(1,654)

Weighted average number of common shares outstanding for the computation of basic income (loss) per share	5,713	4,340

Basic income (loss) per share:
Income from continuing operations	$0.20	$0.05
Discontinued operations	(0.02)	(0.43)

Net income (loss) available to common stockholders	$0.18	$(0.38)

Income (loss) for computation of diluted income (loss) per share:
Income from continuing operations	$1,679	$751
Preferred dividends	(529)	(532)

Income from continuing operations available to common stockholders	1,150	219
Adjustment to preferred dividends assuming preferred stock was converted to common stock at the beginning of the period, except to the extent of preferred shares actually converted and preferred dividends paid in cash during the period	500

	1,650	219
Loss from discontinued operations	(109)	(1,873)

Net income (loss) available to common stockholders for the computation of diluted earnings (loss) per share	$1,541	$(1,654)

Weighted average number of common shares outstanding	5,713	4,340
Effect of accrued stock compensation for guarantee of debt and asset pledge	22
Effect of weighted average dilutive convertible preferred stock outstanding	4,075
Effect of accrued preferred stock dividends at the beginning of the period potentially payable in the form of common stock	5,468

Adjusted weighted average number of common shares and assumed conversions for the computation of diluted earnings (loss) per share	15,278	4,340

Diluted earnings (loss) per share:
Income from continuing operations	$0.11	$0.05
Discontinued operations	(0.01)	(0.43)

Net income (loss) available to common stockholders	$0.10	$(0.38)

10. SEGMENT INFORMATION

The Company has two business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily include services rendered in connection with college athletics (“Collegiate Marketing and Production Services”); and (b) association management services (“Association Management Services”). Discontinued operations include event management and marketing services (“Affinity Events”) and computer printer manufacturing and related sales and services formerly operated by wholly-owned Datasouth Computer Corporation (“Datasouth”).

Information for each of the Company’s segments associated with continuing operations follows:

	Three Months Ended
	November 30,
	2004	2003
Net revenues, continuing operations:
Collegiate Marketing and Production Services	$20,937	$17,332
Association Management Services	2,138	2,163

	$23,075	$19,495

Operating income (loss), continuing operations:
Collegiate Marketing and Production Services	$2,703	$1,942
Association Management Services	508	509
Amortization of acquisition intangibles	(179)	(313)
Unallocated general and administrative costs	(255)	(322)

	$2,777	$1,816

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

The Company discontinued its “Consulting” and its “Affinity Events” business segments during the fiscal year ended August 31, 2004. In January 2004, the Company determined that it would not be engaged in consulting services to Gray Television, Inc. (“Gray”), an affiliated party, or any other party in the future. In August 2004, the Company announced its decision to suspend the Affinity Events business, and declared its intent to offer the business unit for sale. Accordingly, the operating results and net assets associated with the Consulting and the Affinity Events business segments presented herein are reflected as discontinued operations in the accompanying consolidated financial statements. In November 2004, the Company reached an agreement to sell the assets associated with the basketball and soccer tours operated within the Affinity Events business segment, and closed the sale in December 2004. Accrued restructuring charges associated with the discontinuation of this segment recognized in the fiscal year ended August 31, 2004 have been reduced by the estimated amount of proceeds to be ultimately derived from the sale. Actual amounts ultimately realized on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of November 30, 2004, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is the beneficial owner of approximately 57.0% of the Company’s common stock as of November 30, 2004, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of that date representing approximately 89.4% of the aggregate face amount of all outstanding preferred stock on that date. Mr. Robinson is also Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 28.8% of the combined voting power of Gray’s two classes of common stock as of March 22, 2004. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 2.6% of the combined voting power of Gray’s two classes of common stock as of March 22, 2004. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 7.0% of the combined voting power of Gray’s two classes of common stock as of the same date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.

W. James Host, a director of the Company until his resignation in January 2004, previously owned along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million. In October 2004, Mr. Host and his wife exercised their right to convert their shares of preferred stock to approximately 255,000 shares of the Company’s common stock. As of November 30, 2004, other officers or directors of the Company own shares of the Company’s preferred stock having an aggregate face value of approximately $0.2 million.

Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities on behalf of a university. The current agreement commenced in April 2000 and terminates in April 2005. As a result of the current rights-sharing agreement, Gray may be called upon for payment of a share of certain guaranteed rights fees to the university. During the fiscal year ended August 31, 2004, Gray had paid approximately $1.5 million under this provision, and as of November 30, 2004, the Company has accrued fees payable to Gray of approximately $1.2 million. In October 2004, both the Company and Gray executed a new 10-year multimedia rights-sharing agreement with the university commencing in April 2005 at the end of the Company’s current contract. The Company and Gray will share equally the costs of the rights, and will jointly administer and manage the rights over the term of the agreement.

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

Goodwill and intangible assets, net of accumulated amortization, were approximately $48.5 million as of November 30, 2004 and $48.7 million as of August 31, 2004, of which, goodwill was approximately $40.4 million as of each date. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 68% of the Company’s total assets as of November 30, 2004.

Deferred Income Taxes –
Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of November 30, 2004 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Derivative Instruments and Hedging Activities –
Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivative instruments (since April 2003, consisting solely of an interest rate swap agreement which terminated on December 31, 2004) on the balance sheet at fair value. The aggregate fair market value of the derivative as of November 30, 2004 and August 31, 2004 of approximately $(0.1) million and $(0.4) million, respectively, is included in the Company’s balance sheet as a component of “Other liabilities.” Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. The Company’s interest rate swap agreement does not qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreement based on the estimated market value provided by the counterparty to the swap agreement.

Valuation of Certain Non-Trade Receivables –
As of November 30, 2004, the Company has a non-trade receivable from iHigh, Inc., a 37%-owned equity investee of the Company, and a subordinated note receivable from the purchaser of Datasouth Computer Corporation (“Datasouth”), the Company’s former computer printer manufacturing company. The Company performs ongoing credit evaluations of parties from which such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. In prior years, impairment charges reduced the carrying amount of the investment in and amounts due from iHigh to zero, and the Company’s note receivable from the purchaser of Datasouth to estimated net realizable value. As a result of payments received on the note subsequent to the adjustment to net realizable value, the carrying amount of the subordinated note receivable has been reduced to approximately $1.1 million as of November 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –
As of November 30, 2004, the Company’s indebtedness to its bank lenders was approximately $58.9 million. In October 2004, the bank credit agreement was amended and restated to provide an additional $3 million in financing, which was borrowed in October 2004. The agreement, having a maturity date of November 30, 2005 at which time all amounts outstanding become due and payable, does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement requires the maintenance of interest coverage ratios, determined quarterly.

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

In September 2004, a company under the Chairman’s control provided the Company $1.5 million of cash which was used for working capital purposes, in exchange for a subordinated note bearing interest at 6% per annum, having a maturity date of December 31, 2004. This note was refinanced by another company under the Chairman’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of February 28, 2006. Under the terms of the credit agreement, as amended in October 2004, up to an aggregate of $10 million in additional funding for working capital purposes, if necessary, could be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. During the fiscal year ended August 31, 2004, the Company received approximately $6.6 million from the Company’s Chairman, of which $2 million was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of approximately $4.6 million is presented in the consolidated balance sheet as “Advances from stockholder.” Management believes that it is the Chairman’s intention to ultimately convert these advances to subordinated debt or equity securities. In connection with the credit agreement amendment, the Chairman committed to the Company an additional aggregate cash investment of up to $3 million as and when needed at any time and from time to time on or prior to the maturity date, and provided that up to $1.5 million of such cash investments would be used to repay the $1.5 million subordinated note issued by his affiliated company.

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

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, representing long-term debt of approximately $8.7 million as of November 30, 2004. During the fiscal year ended August 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3.0 million subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

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

Historical Cash Flow Information – Summary –
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2004	2003
Cash flows from operating activities:

Continuing operations	$(3,684)	$(3,637)
Discontinued operations	99	(2,722)
Cash flows from investing activities:
Continuing operation investing activities	(7)	(35)
Discontinued operation investing activities	150	(12)
Cash flows from financing activities	3,802	1,962

Net increase (decrease) in cash and cash equivalents	$360	$(4,444)

Historical Cash Flow Information – Cash Flows from Operating Activities –
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2004	2003
Income from operations	$2,777	$1,816
Depreciation and amortization included in operations	344	530
Interest expense	(1,171)	(1,086)
Net change in operating assets and liabilities	(5,626)	(4,953)
Other operating cash flows	(8)	56

Net cash flows from continuing operations	(3,684)	(3,637)
Net cash flows from discontinued operations	99	(2,722)

Net cash flows from operating activities	$(3,585)	$(6,359)

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations during the three months ended November 30, 2004 and 2003. The Company’s most significant business segment, the Collegiate Marketing and Production Services segment, produces a high proportion of its annual revenues during the three months ended November 30, since the college football season generally begins in September and the college basketball season generally begins in November. For this reason, accounts receivable increase substantially during the first fiscal quarter. Accounts receivable associated with continuing operations increased approximately $10.1 million and $4.9 million during the three months ended November 30, 2004 and 2003, respectively. The increase in 2004 was substantially higher than in 2003 because, in addition to generating more revenue in 2004 compared to 2003, most of the Company’s collegiate properties began their college football seasons in September 2004 as compared to August in 2003. The accounts payable and accrued expenses increase of approximately $4.3 million during the three months ended November 30, 2004 was not as significant as the increase in accounts receivable due to the Company’s use of $3 million in proceeds on additional bank debt during the period to pay outstanding current liabilities. The accounts payable and accrued expenses decrease of approximately $0.4 million during the three months ended November 30, 2003 was likewise not consistent with the increase in accounts receivable during the period due to the Company’s use of cash available at the beginning of the period to reduce accounts payable and accrued expenses to the extent possible, in addition to funding losses of the Affinity Events discontinued segment operations.

The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received, was approximately $1.2 million and $1.1 million for three months ended November 30, 2004 and 2003, respectively, with the increase caused by a combination of an increase in variable interest rates to which a significant amount of the debt is subject, and an increase in the average amount of outstanding debt during the current year period.

Historical Cash Flow Information – Cash Flows from Investing Activities
The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2004	2003
Capital expenditures	$(17)	$(48)
Increase in other assets	10	13

Net cash flows from continuing operation investing activities	(7)	(35)
Net cash flows from discontinued operation investing activities	150	(12)

Net cash flows from investing activities	$143	$(47)

In the three months ended November 30, 2004, the Company received $150 as payment on its note receivable from the purchaser of Datasouth.

Historical Cash Flow Information – Cash Flows from Financing Activities
The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2004	2003
Borrowings from revolving line of credit	$3,000	$
Proceeds on subordinated note payable to affiliated company	1,500
Debt issue costs	(444)		(38)
Preferred stock dividends paid	(254)
Proceeds on issuance of preferred stock			2,000

Net cash flows from financing activities	$3,802		$1,962

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of November 30, 2004 (amounts in 000’s):

	Payments Due by Period as of November 30, 2004
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$69,715	$61,022	$8,693	$	$
Capital lease obligations	217	79	138
Operating lease obligations	5,647	1,716	1,756	1,292	883
Purchase obligations	79,896	15,222	27,264	12,772	24,638

Total	$155,475	$78,039	$37,851	$14,064	$25,521

Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.9 million as of November 30, 2004.

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2015.

The Company is a party to an interest rate swap agreement described in Note 6 to the Condensed Consolidated Financial Statements. The estimated cost of terminating the swap agreements, if the Company elected to do so, was approximately $0.3 million as of November 30, 2004, including accrued interest through that date.

Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends accruing through June 30, 2003 on issued shares of the Company’s preferred stock have been paid. Dividends on Series D Preferred Stock payable through June 30, 2004 in shares of the Company’s common stock under the terms of such issuance, have not been declared by the board of directors. Under the Company’s Articles of Incorporation, if dividends on any class of its preferred stock are in arrears in an amount equal to 150% of an annual dividend, the holders of such preferred stock shall be entitled to vote for and elect two additional directors of the Company. Such rights would thereby be afforded the holders of Series D Preferred Stock if dividends accrued through June 30, 2004 are not paid by December 31, 2006.

Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock is not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The amount of dividends accruing through November 30, 2004 on the outstanding shares of Series E Preferred Stock potentially payable in cash in the fiscal year ending August 31, 2005 is approximately $0.9 million, including $0.6 million in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2003

Results Derived from Operating Businesses –
Operating results for the three months ended November 30, 2004 and 2003 are summarized as follows (amounts in $000’s):

	Three Months Ended
	November 30,
	2004	2003
Revenues
Collegiate Marketing and Production Services	$20,937	$17,332
Association Management Services	2,138	2,163

	$23,075	$19,495

Operating Costs and Expenses
Direct operating costs of services rendered	$15,776	$12,958
Selling, general and administrative	4,343	4,408
Amortization of acquisition intangibles	179	313

	$20,298	$17,679

Income (Loss) from Operations
Collegiate Marketing and Production Services	$2,703	$1,942
Association Management Services	508	509
Amortization of acquisition intangibles	(179)	(313)
Unallocated general and administrative costs	(255)	(322)

	$2,777	$1,816

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the three months ended November 30, 2004 by the addition of two university contractual relationships beginning in the current fiscal year, less the effects of a contractual relationship that terminated at the end of the previous fiscal year. The additional contracts, net of the terminated contract, increased the segments revenues, direct costs and operating profits by approximately $1.4 million, $1.2 million and $0.1 million, respectively, compared to the prior year period. Other increases in segment revenues resulted from (a) an increase in advertising sales, due in some cases to additional rights acquired from the universities; and (b) an increase in revenues generated by the segment’s printing, publishing and broadcasting operations of approximately $0.6 million.

Direct operating costs of services rendered increased for the three months ended November 30, 2004 from the same period in the prior year due to (a) the additional university contracts, net of the terminated contract, as discussed above; (b) an increase of approximately $1.0 million in guaranteed rights fees and revenue and profit splits, excluding the effects of the new and terminated contracts; and (c) an increase of approximately $0.4 million in production expenses associated with the previously-discussed increased revenues from the printing, publishing and broadcasting operations.

Selling, general and administrative costs associated with continuing operations decreased slightly for the three months ended November 30, 2004 compared to the same period in the prior fiscal year. However, in the prior year period, approximately $0.4 million of general and administrative costs were allocable to the discontinued Affinity Events segment. These costs were effectively eliminated as a result of the discontinuation of the segment prior to the current fiscal year.

Results Derived from Derivative Instrument –
The net change in the value of the interest rate swap agreement discussed in Note 6 to the Condensed Consolidated Financial Statements was approximately $0.3 million in each of the three months ended November 30, 2004 and 2003. The interest rate swap agreement terminated on December 31, 2004.

Interest Expense and Debt Related Costs –
Interest expense increased to approximately $1.2 million for the three months ended November 30, 2004 from approximately $1.1 million for the same period in the prior year, as a result of an increase in variable interest rates to which a significant amount of the debt is subject, and an increase in average outstanding debt during the current year period.

Debt issue cost amortization was approximately $0.2 million and $0.3 million for the three months ended November 30, 2004 and 2003, respectively. Debt issue costs consist of fees paid by the Company to bank lenders and other costs in connection with the issuance of debt and significant amendments to the bank credit agreement, and compensation paid in the form of shares of the Company’s common stock to the Company’s Chairman to compensate him for his personal guarantee and to a former director of the Company to compensate him for his pledge of personal assets to the Company’s bank lenders. During the three months ended November 30, 2004, the Company issued approximately 715,000 shares of restricted common stock to the Chairman and the former director, then valued at approximately $0.3 million.

Income Taxes –
The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases (or decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $(0.6) million and $0.4 million for the three months ended November 30, 2004 and 2003, respectively. The valuation allowance for net deferred tax assets was approximately $23.1 million as of November 30, 2004.

RESULTS OF DISCONTINUED OPERATIONS

Results derived from the Company’s discontinued operations for the three months ended November 30, 2004 and 2003, all of which pertaining to the Affinity Events business segment, are summarized as follows (amounts in 000’s):

	Three Months Ended
	November 30,
	2004	2003
Revenue from services rendered	$292	$2,139

Operating costs and expenses:
Direct operating costs of services rendered	285	2,433
Selling, general and administrative	116	1,579

	401	4,012

Loss from discontinued operations	$(109)	$(1,873)

Total revenues and direct operating costs for the Affinity Events business segment were lower in the three months ended November 30, 2004 than in the same period of the prior year due to a reduction in the number of Hoop-It-Up 3-on-3 basketball events held during the 2004 tour year and the shorter duration of the tour in 2004. The Company made the decision in August 2004 to suspend the Affinity Events business and offer it for sale. However, the Company committed to complete all previously-scheduled events, in order to fulfill contractual obligations. In December 2004, the principal assets of the Affinity Events business, consisting of the tangible and intangible assets associated with the Hoop-It-Up tour and the 3v3 Soccer Shootout tour, were sold. Under the terms of the asset sale agreement, the Company will fulfill its obligation to promote and operate the soccer national finals event in January 2005, and will retain the rights to any profits (or loss) to be derived from the event.

INTEREST RATE AND MARKET RATE RISK

The Company is exposed to changes in interest rates due to the Company’s financing of its acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Until December 31, 2004, the Company used interest rate swap agreements to manage its debt profile. Interest rate swap agreements generally involve exchanges of underlying face (notional) amounts of designated hedges. The Company continually evaluated the credit quality of the counterparty to its interest rate swap agreement and did not believe there was a significant risk of nonperformance by the counterparty to the agreement. The Company’s decision to forego interest rate swap agreements as a hedge against its floating rate debt is due to the relatively short duration of the Company’s bank credit agreement and the Company’s willingness to accept additional interest rate risk for that period of time.

Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by less than $0.1 million for each of the three-month periods ended November 30, 2004 and 2003. Such amount was approximately $0.3 million for the fiscal year ended August 31, 2004. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreement. The Company’s floating rate debt increased and fixed rate debt decreased by $25 million after the termination of the interest rate swap agreement on

December 31, 2004. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s leverage and/or operating results may adversely affect its ability to obtain new financing or extend its current bank credit agreement beyond the November 30, 2005 maturity date under terms acceptable to the Company and its bank lenders, thereby impairing the Company’s ability to withstand economic downturns or competitive pressures; (ii) the Company may not ultimately be successful in obtaining bank financing beyond the November 30, 2005 maturity date, or be successful in obtaining financing at acceptable terms; (iii) the inability of the Company to currently meet listing requirements of The Nasdaq Stock Market or other national stock exchange may hinder the Company’s ability to raise new capital through the issuance of equity securities; (iv) significant segments of the Company’s business are seasonal; (v) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; (vi) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder; and (vii) war or acts of terrorism or a domestic economic downturn or recession could materially adversely impact corporate discretionary spending, such as advertising and corporate sponsorships sold by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 2 of this Form 10-Q

Item 4. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of November 30, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2004 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

During the three months ended November 30, 2004, certain holders of Series E Preferred Stock, including a former director of the Company and his spouse, elected to convert an aggregate 2.193 shares of Series E Preferred Stock to an aggregate 313 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock.

The issuances of shares of common stock were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

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

BULL RUN CORPORATION
Date: January 11, 2005	By:	/s/ FREDERICK J. ERICKSON
Frederick J. Erickson
Vice President-Finance, Treasurer and Assistant Secretary