Form 10-Q
period 2005-02-28
BULL RUN CORP
filed 2005-04-11
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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
☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,889,767 shares of Common Stock, par value $.01 per share, were outstanding as of March 31, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	February 28,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$480	$450
Accounts receivable, net of allowance of $345 and $309 as of February 28, 2005 and August 31, 2004, respectively	13,699	5,219
Inventories	898	663
Prepaid costs and expenses	1,802	1,757

Total current assets	16,879	8,089
Property and equipment, net	2,937	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	7,949	8,308
Other assets	1,324	997

	$69,453	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (including $4,519 payable to related parties as of February 28, 2005 and none as of August 31, 2004)	$69,125	$590
Accounts payable	4,325	5,866
Deferred revenue	3,940	4,819
Accrued fees payable to related party	1,354	1,721
Advances from stockholder	6,050	4,550
Accrued and other liabilities	14,905	9,215
Net current liabilities of discontinued segment	810	474

Total current liabilities	100,509	27,235
Long-term debt (including $3,019 payable to related parties)		64,625
Other liabilities, excluding redeemable preferred stock	198	497
Net noncurrent liabilities of discontinued segments	554	840
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares as of February 28, 2005 and 9.8 shares as of August 31, 2004; $7,606 and $9,799 liquidation value, respectively)	7,606	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000	2,000

Total liabilities	123,364	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,887 and 5,386 shares as of February 28, 2005 and August 31, 2004, respectively)	69	54
Additional paid-in capital	84,450	81,706
Accumulated deficit	(138,430)	(138,311)

Total stockholders’ deficit	(53,911)	(56,551)

	$69,453	$60,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue from services rendered	$18,034	$16,343	$41,109	$35,838

Operating costs and expenses:
Direct operating costs of services rendered	13,020	10,645	28,796	23,603
Selling, general and administrative	4,283	4,451	8,626	8,859
Amortization of acquisition intangibles	180	314	359	627

Total operating costs and expenses	17,483	15,410	37,781	33,089

Operating income	551	933	3,328	2,749

Other income (expense):
Net change in value of derivative instrument	102	241	412	547
Interest expense, related parties	(83)	(10)	(162)	(10)
Interest expense, other	(1,005)	(1,098)	(2,097)	(2,184)
Debt issue cost amortization, related parties	(240)	(217)	(436)	(435)
Debt issue cost amortization, other	(111)	(76)	(164)	(149)
Other income (expense)	(3)	(17)	9	(11)

Income (loss) from continuing operations	(789)	(244)	890	507
Income (loss) from discontinued operations	132	(1,446)	23	(3,319)

Net income (loss)	(657)	(1,690)	913	(2,812)

Preferred dividends	(503)	(558)	(1,032)	(1,090)

Net loss available to common stockholders	$(1,160)	$(2,248)	$(119)	$(3,902)

Earnings (loss) per share available to common stockholders, basic:
Continuing operations	$(0.20)	$(0.18)	$(0.02)	$(0.13)
Discontinued operations	0.02	(0.32)	0.00	(0.75)

	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Earnings (loss) per share available to common stockholders, diluted:
Continuing operations	$(0.20)	$(0.18)	$(0.02)	$(0.13)
Discontinued operations	0.02	(0.32)	0.00	(0.75)

	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Weighted average number of common shares outstanding:
Basic	6,529	4,500	6,121	4,420
Diluted	6,529	4,500	6,121	4,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Redeemable
	Preferred	Common Stock
	Stock	Shares	Amount
As of September 1, 2004	$24,296	5,386	$54
Conversion of redeemable preferred stock to shares of common stock	(2,193)	313	3
Issuance of common stock		1,188	12

As of February 28, 2005	$22,103	6,887	$69

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit
As of September 1, 2004	$81,706	$(138,311)	$(56,551)
Conversion of redeemable preferred stock to shares of common stock	2,190		2,193
Issuance of common stock	554		566
Preferred dividends		(1,032)	(1,032)
Net income		913	913

As of February 28, 2005	$84,450	$(138,430)	$(53,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$913	$(2,812)
Loss (income) from discontinued operations	(23)	3,319
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Provision for bad debts	77	(63)
Depreciation and amortization	1,260	1,736
Net change in value of derivative instrument	(412)	(547)
Change in operating assets and liabilities:
Accounts receivable	(8,556)	(4,082)
Inventories	(235)	(316)
Prepaid costs and expenses	29	310
Accounts payable and other current liabilities	2,126	(655)
Other long-term liabilities	113	(20)

Net cash used in continuing operations	(4,708)	(3,130)
Net cash used in discontinued operations	(976)	(4,753)

Net cash used in operating activities	(5,684)	(7,883)

Cash flows from investing activities:
Capital expenditures	(45)	(188)
Other investing activities	9	(58)

Net cash used in continuing operation investing activities	(36)	(246)
Net cash provided by (used in) discontinued operation investing activities	1,039	(15)

Net cash provided by (used in) investing activities	1,003	(261)

Cash flows from financing activities:
Borrowings from revolving line of credit	3,000
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500	1,800
Repayments on long-term debt	(590)
Debt issue costs	(445)	(41)
Preferred stock dividends paid	(254)
Issuance of preferred stock		2,000

Net cash provided by continuing operation financing activities	4,711	3,759

Net increase (decrease) in cash and cash equivalents	30	(4,385)
Cash and cash equivalents, beginning of period	450	4,520

Cash and cash equivalents, end of period	$480	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bull Run Corporation (“Bull Run” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three-month and six-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

Discontinued Operations – In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its Collegiate Marketing and Production Services segment and its Association Management Services segment. As a result, the Affinity Events segment has been reflected in the Company’s financial statements as a discontinued operation for all periods presented. In December 2004, the principal assets of the Affinity Events segment were sold. Proceeds on the sale received at closing of $870 were used to reduce current liabilities, $295 of which pertained to the cancellation of the remaining principal amount on subordinated debt previously issued by the Company to an officer of the company purchasing the assets. In addition, the Company received a $675 subordinated installment note issued by the purchaser and other future consideration estimated to be valued at approximately $150. At this time, the Company has judged that the collection of the note is in doubt, due to its subordinate nature and the amount of time before which scheduled payments are to be made. As a result, the Company’s loss on its discontinued operations reported in the fiscal year ended August 31, 2004 was presented net of the $870 proceeds then anticipated on, and ultimately received at the closing of, the sale of the Affinity Events assets. If the Company ultimately receives more than $870 on the sale, such income will be reported in the future as income from discontinued operations.

Unless otherwise indicated, amounts provided in these notes to the condensed consolidated financial statements pertain to continuing operations.

Stock-Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies to either expense the estimated fair value of stock options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 entitled “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require the Company to measure the cost of employee services received in exchange for certain awards of equity instruments, including stock options, based on the grant-date fair value of the award over the requisite service period (usually the vesting period). SFAS 123(R) is effective for the first interim period beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) prospectively as of its effective date, and therefore the Company does not anticipate that the adoption of SFAS 123(R) will have any affect on the Company’s financial statements in connection with any currently outstanding stock options, since all such stock options are currently vested in full. However, stock options or other awards of equity instruments issued after August 31, 2005 in exchange for employee services will likely result in additional operating expense over the vesting period.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net loss available to common stockholders, as reported	$(1,160)	$(2,248)	$(119)	$(3,902)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related effects	(1)	(92)	(2)	(184)

Net loss available to common stockholders, pro forma, for computation of basic earnings (loss) per share	$(1,161)	$(2,340)	$(121)	$(4,086)

Earnings (loss) per common share, basic:
As reported	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Pro forma	$(0.18)	$(0.52)	$(0.02)	$(0.92)

Net loss available to common stockholders, as reported	$(1,160)	$(2,248)	$(119)	$(3,902)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(92)	(2)	(184)

Net income (loss) available to common stockholders, pro forma, for computation of diluted income (loss) per share	$(1,161)	$(2,340)	$(121)	$(4,086)

Earnings (loss) per common share, diluted:
As reported	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Pro forma	$(0.18)	$(0.52)	$(0.02)	$(0.92)

2. LIQUIDITY

As of February 28, 2005, the Company’s negative working capital was $83,630, including $58,932 of bank debt maturing on November 30, 2005, $8,693 of subordinated debt maturing on January 17, 2006 (of which, $3,019 is payable to the Company’s Chairman) and $1,500 of subordinated debt (payable to a company affiliated with the Company’s Chairman) maturing on February 28, 2006. Certain current liabilities, including deferred revenue of $3,940, advances from stockholder of $6,050 and certain accrued preferred stock dividends of $2,836, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2005 maturity date of the bank credit facility. In prior fiscal years, the Company reported substantial losses and consumed substantial cash in its operations. The Company has previously funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. During the six months ended February 28, 2005, a company affiliated with the Company’s Chairman provided cash of $1,500 used for working capital purposes in connection with the Company’s issuance of the previously-discussed $1,500 subordinated note. The Company’s Chairman has committed to fund the necessary cash to ultimately repay this note, and in addition, the Chairman provided an additional $1,500 cash advance to the Company during the current fiscal year, the proceeds from which were used for working capital purposes. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2005, management believes the Company has sufficient liquidity until the November 30, 2005 maturity date of its bank credit agreement.

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

A reconciliation of the accrued liability associated with the suspension and sale of the Affinity Events segment is as follows:

Accrued liability as of August 31, 2004	$2,625
Proceeds on sale of Events assets	870
Costs incurred during the period	(828)

Accrued liability as of February 28, 2005	$2,667

Potential income subsequent to February 28, 2005 to be derived from subleasing vacated office space has been estimated to be approximately $950 over the remaining lives of the leases. The estimated proceeds to be derived from the sale of Affinity Events assets do not include amounts payable to the Company in the future which are anticipated to be subordinated to the purchaser’s bank financing. Actual amounts received in connection with deferred proceeds on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of February 28, 2005, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods. Likewise, the results of any remaining Events operations occurring subsequent to February 28, 2005 will be reported in discontinued operations in future periods. Proceeds of $870 derived from the sale of the Affinity Events assets at closing in December 2004 were used to repay a subordinated note totaling $295 and certain liabilities associated with the prior operations of the business.

The Company consummated the sale of Datasouth’s computer printer manufacturing operation on September 29, 2000. Certain of the proceeds to be realized on the sale of Datasouth’s assets are deferred under a subordinated note agreement with the purchaser that was amended during the fiscal year ended August 31, 2004. The amended note agreement provides for gradually reducing discounts on the amount due to the Company which are earned by the purchaser as payments are made through the note’s maturity in December 2006. As of February 28, 2005, the amount due to the Company was $2,217; however the Company has recorded a $1,122 reserve on the note receivable as of February 28, 2005 as an estimate of the amounts that might ultimately become uncollectible and/or discounted. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

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

The following is a summary of assets and liabilities of discontinued operations:

	February 28,	August 31,
	2005	2004
Current liabilities:
Accounts payable and accrued expenses	$125	$1,429
Restructuring obligations	1,020	513
Deferred revenue	20	831
Current assets:
Accounts receivable, net	(348)	(2,163)
Inventories		(6)
Prepaid costs and expenses	(7)	(130)

Net current liabilities of discontinued segment	$810	$474

Noncurrent liabilities:
Restructuring obligations	$1,647	$2,112
Other liabilities	4
Noncurrent assets:
Note receivable, net	(1,095)	(1,245)
Property and equipment, net	(2)	(12)
Other assets		(15)

Net noncurrent liabilities of discontinued segments	$554	$840

The following summarizes revenues and operating results from discontinued operations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenues, Affinity Events	$363	$578	$655	$2,717

Costs and expenses, Affinity Events:
Direct operating costs of services rendered	$124	$422	$409	$2,855
Selling, general and administrative	107	1,602	223	3,181

	$231	$2,024	$632	$6,036

Income (loss) from discontinued operations, Affinity Events	$132	$(1,446)	$23	$(3,319)

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Six Months Ended
	February 28,	February 29,
	2005	2004
Interest paid	$2,524	$2,320
Income taxes paid		27

Noncash investing and financing activities:
Exchange of subordinated debt for shares of preferred stock		8,016
Issuance of common stock in payment of preferred stock dividends		503
Issuance of common stock in connection with debt issuance costs	499	479
Issuance of common stock to a retirement plan and as a component of directors’ fees	67	150
Conversion of Series E preferred stock to shares of common stock	2,193

5. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS

As of February 28, 2005 and February 29, 2004, the carrying amount of goodwill associated with the Collegiate Marketing and Production Services business segment was $33,889 and $37,189, respectively. As of each of February 28, 2005 and February 29, 2004, the carrying amount of goodwill associated with the Association Management Services business segment was $6,475.

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate
	Marketing and	Association
	Production	Management
	Services	Services	Total
As of September 1, 2003	$7,306	$2,256	$9,562
Amortization	(556)	(71)	(627)

As of February 29, 2004	$6,750	$2,185	$8,935

As of September 1, 2004	$6,193	$2,115	$8,308
Amortization	(288)	(71)	(359)

As of February 28, 2005	$5,905	$2,044	$7,949

As of February 28, 2005, customer relationships constitute $6,244 and trademarks represent $1,705 of the $7,949 carrying amount presented above, and as of August 31, 2004, customer relationships constitute $6,525 and trademarks represent $1,783 of the $8,308 carrying amount.

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

Accumulated amortization of acquisition intangibles and impairment charges was $39,740 as of February 28, 2005 and $39,381 as of August 31, 2004, including $29,689 associated with goodwill as of each of the respective dates.

6. LONG-TERM DEBT

Long-term debt and notes payable consist of the following:

	February 28,	August 31,
	2005	2004
Term Loans	$35,932	$35,932
Revolving Loans	23,000	20,000
Subordinated Notes	10,193	9,283

	69,125	65,215
Less current portion	69,125	590

	$0	$64,625

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

In September 2004, a company under the Chairman’s control provided the Company $1,500 of cash, which was used for working capital purposes, in exchange for a subordinated note bearing interest at 6% per annum, having a maturity date of December 31, 2004. This note was refinanced by another company under the Chairman’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of February 28, 2006. Under the terms of the amended credit agreement, up to an aggregate of $10,000 in funding for working capital purposes, if necessary, may be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. Of this amount, $1,500 was received from the Company’s Chairman in January 2005 and used for working capital purposes. During the fiscal year ended August 31, 2004, the Company received $6,550 from the Company’s Chairman, of which $2,000 was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of $4,550, plus the $1,500 received in January 2005, is presented in the consolidated balance sheet as “Advances from stockholder.” Management believes that it is the Chairman’s intention to ultimately convert these advances to subordinated debt or equity securities. In connection with the credit agreement amendment, the Chairman committed to the Company an additional aggregate cash investment of up to $3,000 as and when needed at any time and from time to time on or prior to the maturity date, provided that up to $1,500 of such cash investments would be used to repay the $1,500 subordinated note issued by his affiliated company. The cash investment made in January 2005 was made to fulfill the remaining $1,500 commitment.

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. The Company is presently in compliance with all provisions of the credit agreement as last amended. Long-term debt is collateralized by all of the Company’s assets. In addition, the Company’s Chairman personally guarantees up to $55,932 of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company. During the six months ended February 28, 2005, the Chairman was compensated by the Company for his personal guarantee in the form of 1,018 restricted shares of the Company’s common stock then valued at $473. During the six months ended February 29, 2004, the Chairman was provided such compensation in the form of 151 restricted shares of the Company’s common stock then valued at $479.

In December 1999, the Company issued 8% subordinated notes in connection with the acquisition of Host, representing long-term debt of $8,693 as of February 28, 2005 and August 31, 2004. During the six months ended February 29, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8,016 exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3,019 subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. In connection with the acquisition of certain business operations, the Company also issued two 9% subordinated notes in September 2000, representing long-term debt of $590 as of August 31, 2004. One note for $295 was cancelled in connection with the Company’s sale of its Affinity Events segment assets (discussed in Notes 1 and 3) and the outstanding balance of $295 on the other note was repaid during the six months ended February 28, 2005. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

As of February 28, 2005, principally all borrowings under the bank credit agreement were subject to the banks’ LIBOR rate-based rate of 5.42%. All of the Company’s long-term debt currently matures in the fiscal year ending August 31, 2006.

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

7. INCOME TAXES

The Company has recognized a full valuation allowance for net deferred tax assets. The differences between the federal statutory tax rate of 34% and the effective tax rate of zero are principally due to increases (decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $190 and $(455) for the three months and six months ended February 28, 2005, respectively, and $577 and $929 for the three months and six months ended February 29, 2004, respectively.

8. PREFERRED STOCK

As of February 28, 2005, 12.497 shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”) were outstanding, having an aggregate face value of $12,497, all of which are currently convertible at the holder’s option into an aggregate 1,250 shares of the Company’s common stock. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time. As of February 28, 2005, all shares of Series D Preferred Stock were held by either the Company’s Chairman or companies affiliated with the Company’s Chairman.

As of February 28, 2005, 7.606 shares of the Company’s series E convertible preferred stock (“Series E Preferred Stock”) were outstanding, having an aggregate face value of $7,606. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock (initially, October 2004). Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the six months ended February 28, 2005, certain holders of Series E Preferred Stock, including a former director of the Company and his spouse, elected to convert an aggregate 2.193 shares of Series E Preferred Stock to an aggregate 313 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock. During the six months ended February 29, 2004, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock, including subordinated notes having an aggregate face amount of $5,257 acquired by the Company’s Chairman immediately prior to the exchange. Also during the six months ended February 29, 2004, 1.783 shares of Series D Preferred Stock issued to the former director and his spouse were exchanged for the same number of shares of Series E Preferred Stock. As of February 28, 2005, an aggregate total of 5,411.163 shares of Series E Preferred Stock (representing an aggregate face value of $5,411), were held by the Company’s Chairman, companies affiliated with the Company’s Chairman, or other members of the Company’s board or directors.

As of February 28, 2005, 2.0 shares of the Company’s series F convertible preferred stock (“Series F Preferred Stock”) were outstanding, having an aggregate face value of $2,000, all of which were issued to the Company’s Chairman in the six months ended February 29, 2004. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, all issued and outstanding preferred stock is required to be classified as liabilities in the consolidated balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” issued in May 2003. As of February 28, 2005, 89.4% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates. Management does not believe that any of the preferred stock issued to the Chairman or his affiliates or any other party will be redeemed in the foreseeable future.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Income (loss) for computation of basic earnings (loss) per share:
Income (loss) from continuing operations	$(789)	$(244)	$890	$507
Preferred dividends	(503)	(558)	(1,032)	(1,090)

Loss from continuing operations available to common stockholders	(1,292)	(802)	(142)	(583)
Income (loss) from discontinued operations	132	(1,446)	23	(3,319)

Net loss available to common stockholders	$(1,160)	$(2,248)	$(119)	$(3,902)

Weighted average number of common shares outstanding for the computation of basic earnings (loss) per share	6,529	4,500	6,121	4,420

Basic earnings (loss) per share:
Continuing operations	$(0.20)	$(0.18)	$(0.02)	$(0.13)
Discontinued operations	0.02	(0.32)	0.00	(0.75)

Net income (loss) available to common stockholders	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Income (loss) for computation of diluted earnings (loss) per share:
Income (loss) from continuing operations	$(789)	$(244)	$890	$507
Preferred dividends	(503)	(558)	(1,032)	(1,090)

Loss from continuing operations available to common stockholders	(1,292)	(802)	(142)	(583)
Income (loss) from discontinued operations	132	(1,446)	23	(3,319)

Net income (loss) available to common stockholders for the computation of diluted earnings (loss) per share	$(1,160)	$(2,248)	$(119)	$(3,902)

Weighted average number of common shares outstanding for the computation of diluted earnings (loss) per share	6,529	4,500	6,121	4,420

Diluted earnings (loss) per share:
Continuing operations	$(0.20)	$(0.18)	$(0.02)	$(0.13)
Discontinued operations	0.02	(0.32)	0.00	(0.75)

Net income (loss) available to common stockholders	$(0.18)	$(0.50)	$(0.02)	$(0.88)

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

Information for each of the Company’s segments associated with continuing operations follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net revenues, continuing operations:
Collegiate Marketing and Production Services	$16,266	$13,990	$37,202	$31,323
Association Management Services	1,768	2,353	3,907	4,515

	$18,034	$16,343	$41,109	$35,838

Operating income, continuing operations:
Collegiate Marketing and Production Services	$679	$744	$3,382	$2,686
Association Management Services	310	862	818	1,372
Amortization of acquisition intangibles	(180)	(314)	(359)	(627)
Unallocated general and administrative costs	(258)	(359)	(513)	(682)

	$551	$933	$3,328	$2,749

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

The Company discontinued its “Affinity Events” business segments during the fiscal year ended August 31, 2004. In August 2004, the Company announced its decision to suspend the Affinity Events business, and declared its intent to offer the business unit for sale. Accordingly, the operating results and net assets associated with the Affinity Events business segments presented herein are reflected as discontinued operations in the accompanying consolidated financial statements. In November 2004, the Company reached an agreement to sell the assets associated with the basketball and soccer tours operated within the Affinity Events business segment, and closed the sale in December 2004. Accrued restructuring charges associated with the discontinuation of this segment recognized in the fiscal year ended August 31, 2004 have been reduced by the estimated amount of proceeds to be ultimately derived from the sale. Actual amounts ultimately realized on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of February 28, 2005, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is the beneficial owner of approximately 58.6% of the Company’s common stock as of February 28, 2005, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of that date representing approximately 89.4% of the aggregate face amount of all outstanding preferred stock on that date. Mr. Robinson is also Chief Executive Officer, Chairman and a director of Gray Television, Inc. (“Gray”), and the beneficial owner of Gray common stocks representing approximately 28.8% of the combined voting power of Gray’s two classes of common stock as of March 22, 2004. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 2.6% of the combined voting power of Gray’s two classes of common stock as of March 22, 2004. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 7.0% of the combined voting power of Gray’s two classes of common stock as of the same date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.

W. James Host, a director of the Company until his resignation in January 2004, previously owned along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million. In October 2004, Mr. Host and his wife exercised their right to convert their shares of preferred stock to approximately 255,000 shares of the Company’s common stock. As of February 28, 2005, other officers or directors of the Company own shares of the Company’s preferred stock having an aggregate face value of approximately $0.2 million.

Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities on behalf of a university. The current agreement commenced in April 2000 and terminates in April 2005. As a result of the current rights-sharing agreement, Gray may be called upon for payment of a share of certain guaranteed rights fees to the university. During the fiscal year ended August 31, 2004, Gray had paid approximately $1.5 million under this provision, and as of February 28, 2005, the Company has accrued fees payable to Gray of approximately $1.4 million. In October 2004, both the Company and Gray executed a new 10-year multimedia rights-sharing agreement with the university commencing in April 2005 at the end of the Company’s current contract. The Company and Gray will share equally the costs of the rights, and will jointly administer and manage the rights over the term of the agreement.

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

Revenue Recognition and Rights Fee Expenses –

Revenue from services is recognized as the services are rendered, and consists primarily of advertising revenues in connection with broadcast and print media sold by the Company, the rights to which are generally acquired by the Company under the multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, the Company derives revenue from corporate sponsorship arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales and production services. Corporate sponsorships related to specific events are recognized when the event occurs or as the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized ratably over the term of the sponsorship. Association management fees are recognized over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as games are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer, or in the case of vending revenues, when the game is played.

The allowance for doubtful accounts represents the Company’s best estimate of the accounts receivable that will be ultimately collected, based on, among other things, historical collection experience, a review of the current aging status of customer receivables, and a review of specific information for those customers that are deemed to be higher risk. The Company evaluates the adequacy of the allowance for doubtful accounts on at least a quarterly basis. Unfavorable changes in economic conditions might impact the amounts ultimately collected from advertisers and corporate sponsors and therefore may result in an inadequate allowance.

In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized ratably over the term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements (“profit splits”) based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.

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

The impairment analysis is based on the Company’s estimates of the net present value of future cash flows derived from each of four business units, and judgment is used in assessing whether the impairment analysis should be performed more frequently than annually. The determination of fair value requires significant management judgment including estimating operating cash flow to be derived in each of the four business units for the following three years, annual operating cash flow growth rates for each business unit beyond the next three years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. For each of three of the four business units, a future reduction in the estimated net present value of future cash flows derived from an affected business unit would likely result in an impairment charge that could approximate the amount of the reduction in the estimated net present value calculated for that business unit. Factors potentially leading to a reduction in the estimated present value of future cash flows could include (i) the loss of a significant customer or contract, (ii) significantly less favorable terms of new contracts and contract renewals, and (iii) prolonged economic downturns affecting corporate advertising spending.

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

Goodwill and intangible assets, net of accumulated amortization, were approximately $48.3 million as of February 28, 2005 and $48.7 million as of August 31, 2004, of which, goodwill was approximately $40.4 million as of each date. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 70% of the Company’s total assets as of February 28, 2005.

Deferred Income Taxes –

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of February 28, 2005 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Valuation of Certain Non-Trade Receivable –

As of February 28, 2005, the Company has a non-trade subordinated note receivable from the purchaser of Datasouth Computer Corporation (“Datasouth”), the Company’s former computer printer manufacturing company. The Company performs ongoing credit evaluations of parties from which such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. In prior years, impairment charges reduced the carrying amount of the Company’s note receivable from the purchaser of Datasouth to estimated net realizable value. As a result of payments received on the note subsequent to the adjustment to net realizable value, the carrying amount of the subordinated note receivable has been reduced to approximately $1.1 million as of February 28, 2005.

The estimated reserve on the note issued by the purchaser of Datasouth is based on management’s estimate of amounts ultimately collectible on the note upon consideration of modifications made to the agreement, payment history and an understanding of the financial condition of the note issuer, among other factors. If there would be evidence of unfavorable conditions affecting the ultimate collection of the carrying value, such as an unfavorable trend in payment history or unfavorable changes in the note issuer’s financial condition, additional impairment charges may become necessary in future periods.

Transactions with Related Parties –

The terms of all material transactions involving related persons or entities have been at terms similar to those of Company transactions with independent parties, or in cases where the Company has not entered into similar transactions with unrelated parties, at terms that were then believed to be representative of those that would likely be negotiated with independent parties. All material transactions with related parties are reviewed and approved by the independent directors of the Company. Although the Company might not have been otherwise able to enter into an agreement with an independent party to personally guarantee the Company’s bank debt, the terms by which the Company’s Chairman has been compensated for such personal guarantee were approved by the Company’s stockholders at the Company’s annual meeting of stockholders on January 7, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –

As of February 28, 2005, the Company’s indebtedness to its bank lenders was approximately $58.9 million. In October 2004, the bank credit agreement was amended and restated to provide an additional $3 million in financing, which was borrowed in October 2004. The agreement, having a maturity date of November 30, 2005 at which time all amounts outstanding become due and payable, does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement requires the maintenance of interest coverage ratios, determined quarterly.

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

In September 2004, a company under the Chairman’s control provided the Company $1.5 million of cash which was used for working capital purposes, in exchange for a subordinated note bearing interest at 6% per annum. This note was refinanced by another company under the Chairman’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of February 28, 2006. Under the terms of the credit agreement, as amended in October 2004, up to an aggregate of $10 million in additional funding for working capital purposes, if necessary, could be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt. Of this amount, $1,500 was received from the Company’s Chairman in January 2005 and used for working capital purposes. During the fiscal year ended August 31, 2004, the Company received approximately $6.6 million from the Company’s Chairman, of which $2 million was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of $4.55 million, plus the $1.5 million received in January 2005, is presented in the consolidated balance sheet as “Advances from stockholder.” Management believes that it is the Chairman’s intention to ultimately convert these advances to subordinated debt or equity securities. In connection with the credit agreement amendment, the Chairman committed to the Company an additional aggregate cash investment of up to $3.0 million as and when needed at any time and from time to time on or prior to the maturity date, provided that up to $1.5 million of such cash investments would be used to repay the $1.5 million subordinated note issued by his affiliated company. The cash investment made on January 2005 was made to fulfill the remaining $1.5 million commitment.

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

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, representing long-term debt of approximately $8.7 million as of February 28, 2005. During the fiscal year ended August 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3.0 million subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In the fiscal year ended August 31, 2004, the Company’s Chairman provided an aggregate total of $6.6 million in cash used for operating purposes. Management believes the Company has sufficient liquidity sources, which include the Company’s Chairman and his affiliates, to meet its cash obligations until the November 30, 2005 maturity date of its bank credit agreement. Prior to the November 30, 2005 maturity date, the Company anticipates that will be required to refinance the total amount due and payable to the banks at that time. The Company’s ability to continue this or similar financing beyond the November 30, 2005 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman. In exchange for cash advances made in the past or in the future by the Company’s Chairman, his affiliates and/or other parties, the Company may (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; or (c) a combination thereof. The use of future cash investments or advances in excess of an aggregate $8.5 million for purposes other than the reduction of the bank debt would require approval of the Company’s bank lenders. The Company’s capital expenditures are not expected to exceed $600,000 for the fiscal year ending August 31, 2005.

Historical Cash Flow Information – Summary –

The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Continuing operations	$(4,708)	$(3,130)
Discontinued operations	(976)	(4,753)
Cash flows from investing activities:
Continuing operation investing activities	(36)	(246)
Discontinued operation investing activities	1,039	(15)
Cash flows from financing activities	4,711	3,759

Net increase (decrease) in cash and cash equivalents	$30	$(4,385)

Historical Cash Flow Information – Cash Flows from Operating Activities –

The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Income from operations	$3,328	$2,749
Depreciation and amortization included in operations	691	1,057
Interest expense	(2,259)	(2,194)
Net change in operating assets and liabilities	(6,446)	(4,826)
Other operating cash flows	(22)	84

Net cash flows from continuing operations	(4,708)	(3,130)
Net cash flows from discontinued operations	(976)	(4,753)

Net cash flows from operating activities	$(5,684)	$(7,883)

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations during the six months ended February 28, 2005 and February 29, 2004. The Company’s most significant business segment, the Collegiate Marketing and Production Services segment, produces a high proportion of its annual revenues during the six months ended February 28 (or 29), since the college football season generally begins in September and ends in January and the college basketball season generally begins in November and ends in late March or early April. For this reason, accounts receivable increase substantially during the first six months of the fiscal year. Accounts receivable associated with continuing operations increased approximately $8.5 million and $4.1 million during the six months ended February 28, 2005 and February 29, 2004, respectively. The increase in the current fiscal year was substantially higher than in the prior fiscal year because, in addition to generating more revenue in the current year compared to the prior year, most of the Company’s collegiate properties began their college football seasons in September 2004 as compared to August in 2003. The accounts payable and other accrued liabilities decrease of approximately $2.1 million during the six months ended February 28, 2005 was due to the Company’s use of $3 million in proceeds on additional bank debt and $3 million in aggregate cash proceeds received from the Company’s Chairman and a company affiliated with the Chairman during the period to pay outstanding current liabilities, net of the effect of the increase in accounts receivable during the period. The accounts payable and other accrued liabilities decrease of approximately $0.7 million during the six months ended February 29, 2004 was likewise not consistent with the increase in accounts receivable during that period due to the Company’s use of cash available at the beginning of the period to reduce accounts payable and accrued expenses to the extent possible, in addition to funding losses of the Affinity Events discontinued segment operations.

The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received, was approximately $2.5 million and $2.3 million for six months ended February 28, 2005 and February 29, 2004, respectively, with the increase caused by a combination of an increase in variable interest rates to which a significant amount of the debt is subject, and an increase in the average amount of outstanding debt during the current year period.

Historical Cash Flow Information – Cash Flows from Investing Activities

The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Capital expenditures	$(45)	$(188)
Decrease (increase) in other assets	9	(58)

Net cash flows from continuing operation investing activities	(36)	(246)
Net cash flows from discontinued operation investing activities	1,039	(15)

Net cash flows from investing activities	$1,003	$(261)

In the six months ended February 28, 2005, the Company received $150 as payment on its note receivable from the purchaser of Datasouth and $870 in proceeds derived from the sale of the Affinity Events segment assets.

Historical Cash Flow Information – Cash Flows from Financing Activities

The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Borrowings from revolving line of credit	$3,000	$
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500	1,800
Repayments on long-term debt	(590)
Debt issue costs	(445)	(41)
Preferred stock dividends paid	(254)
Issuance of preferred stock		2,000

Net cash flows from financing activities	$4,711	$3,759

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of February 28, 2005 (amounts in 000’s):

	Payments Due by Period as of February 28, 2005
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$69,125	$69,125	$	$	$
Interest obligations	2,598	2,598
Capital lease obligations	211	59	152
Operating lease obligations	5,487	1,735	1,578	1,296	878
Purchase obligations	75,670	15,277	24,897	12,783	22,713

Total	$153,091	$88,794	$26,627	$14,079	$23,591

Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.7 million as of February 28, 2005. Interest rate obligations assume that interest is paid through the maturity date of the debt obligations at interest rates in effect as of February 28, 2005.

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

Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock is not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The amount of dividends accruing through February 28, 2005 on the outstanding shares of Series E Preferred Stock potentially payable in cash in the fiscal year ending August 31, 2005 is approximately $1.1 million, including $0.7 million in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 2004

Results Derived from Operating Businesses –

Operating results for the three months ended February 28, 2005 and February 29, 2004 are summarized as follows (amounts in $000’s):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Revenues
Collegiate Marketing and Production Services	$16,266	$13,990
Association Management Services	1,768	2,353

	$18,034	$16,343

Operating Costs and Expenses
Direct operating costs of services rendered	$13,020	$10,645
Selling, general and administrative	4,283	4,451
Amortization of acquisition intangibles	180	314

	$17,483	$15,410

Income (Loss) from Operations
Collegiate Marketing and Production Services	$679	$744
Association Management Services	310	862
Amortization of acquisition intangibles	(180)	(314)
Unallocated general and administrative costs	(258)	(359)

	$551	$933

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the three months ended February 28, 2005 by the addition of two university contractual relationships beginning in the current fiscal year, partially offset by the effects of a contractual relationship that terminated at the end of the previous fiscal year. The additional contracts, net of the terminated contract, increased the segment’s revenues and direct costs by approximately $1.7 million and $1.6 million, respectively, but had substantially no impact on segment operating profit, compared to the prior year three-month period. Other increases in segment revenues resulted primarily from an increase in advertising sales, due in some cases to additional rights acquired from certain universities.

Total revenues and operating results for the Association Management Services segment were impacted in the three months ended February 28, 2005 by a reduction in the scope of management services provided to an association. It is conceivable that the scope of future services may continue to decline or cease within the next year. As a result of the decreased scope of these services since the prior fiscal year, segment revenues and operating income were each negatively affected by approximately $0.6 million during the three months ended February 28, 2005 compared to the same period for the prior year.

Direct operating costs of services rendered increased for the three months ended February 28, 2005 from the same three-month period in the prior year primarily as a result of (a) the $1.6 million increase from the additional university contracts, net of the terminated contract, as discussed above; and (b) an increase of approximately $0.4 million in production expenses in the printing, publishing and broadcasting operations.

Selling, general and administrative costs associated with continuing operations decreased slightly for the three months ended February 28, 2005 compared to the same three-month period in the prior fiscal year. However, in the prior year period, approximately $0.4 million of general and administrative costs were allocable to the discontinued Affinity Events segment. These costs were effectively eliminated as a result of the discontinuation of the segment prior to the current fiscal year.

Results Derived from Derivative Instrument –

The net change in the value of the interest rate swap agreement discussed in Note 6 to the Condensed Consolidated Financial Statements was approximately $0.1 million in the three months ended February 28, 2005 and $0.2 million in the three months ended February 29, 2004. The interest rate swap agreement terminated on December 31, 2004.

Interest Expense and Debt Related Costs –

Interest expense was approximately $1.1 million for each of the three-month periods ended February 28, 2005 and February 29, 2004. The effects of an increase in variable interest rates to which a significant amount of the debt is subject and an increase in average outstanding debt during the current year period offset the favorable effect of the interest rate swap agreement termination on December 31, 2004.

Debt issue cost amortization was approximately $0.4 million and $0.3 million for the three months ended February 28, 2005 and February 29, 2004, respectively. Debt issue costs consist of fees paid by the Company to bank lenders and other costs in connection with the issuance of debt and significant amendments to the bank credit agreement, and compensation paid in the form of shares of the Company’s common stock to the Company’s Chairman to compensate him for his personal guarantee and to a former director of the Company to compensate him for his pledge of personal assets to the Company’s bank lenders. During the three months ended February 28, 2005, the Company issued approximately 362,000 shares of restricted common stock to the Chairman and the former director, then valued at approximately $0.2 million, for such purpose. During the three months ended February 29, 2004, the Company issued approximately 151,000 shares of restricted common stock to the Chairman, then valued at approximately $0.5 million.

Income Taxes –

The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases (or decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $0.2 million and $0.6 million for the three months ended February 28, 2005 and February 29, 2004, respectively. The valuation allowance for net deferred tax assets was approximately $23.2 million as of February 28, 2005.

RESULTS OF CONTINUING OPERATIONS – SIX MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 2004

Results Derived from Operating Businesses –

Operating results for the six months ended February 28, 2005 and February 29, 2004 are summarized as follows (amounts in $000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Revenues
Collegiate Marketing and Production Services	$37,202	$31,323
Association Management Services	3,907	4,515

	$41,109	$35,838

Operating Costs and Expenses
Direct operating costs of services rendered	$28,796	$23,603
Selling, general and administrative	8,626	8,859
Amortization of acquisition intangibles	359	627

	$37,781	$33,089

Income (Loss) from Operations
Collegiate Marketing and Production Services	$3,382	$2,686
Association Management Services	818	1,372
Amortization of acquisition intangibles	(359)	(627)
Unallocated general and administrative costs	(513)	(682)

	$3,328	$2,749

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the six months ended February 28, 2005 by the two new university contractual relationships, partially offset by the effects of the terminated contractual relationship, similar to the previously-discussed effects on the second quarter comparative results. The additional contracts, net of the terminated contract, increased the segments revenues, direct costs and operating profits by approximately $3.0 million, $2.8 million and $0.1 million, respectively, compared to the prior year six-month period. Other increases in segment revenues resulted from (a) an increase in advertising sales, due in some cases to additional rights acquired from certain universities; and (b) an increase in revenues generated by the segment’s printing, publishing and broadcasting operations of approximately $0.4 million.

Total revenues and operating results for the Association Management Services segment were impacted in the six months ended February 28, 2005 by the reduction in the scope of management services provided to an association, as previously discussed. As a result of this change, segment revenues and operating income were negatively affected by approximately $0.8 million and $0.7 million for the six months ended February 28, 2005, respectively, in comparison with results for the prior year six-month period.

Direct operating costs of services rendered increased for the six months ended February 28, 2005 from the same six-month period in the prior year due to (a) the $2.8 million increase from the additional university contracts, net of the terminated contract, as discussed above; (b) an increase of approximately $1.0 million in guaranteed rights fees and revenue and profit splits, excluding the effects of the new and terminated contracts; and (c) an increase of approximately $0.6 million in production expenses in the printing, publishing and broadcasting operations.

Selling, general and administrative costs associated with continuing operations slightly decreased for the six months ended February 28, 2005 compared to the same six-month period in the prior fiscal year. However, in the prior year period, approximately $0.9 million of general and administrative costs were allocable to the discontinued Affinity Events segment. These costs were effectively eliminated as a result of the discontinuation of the segment prior to the current fiscal year.

Results Derived from Derivative Instrument –

The net change in the value of the terminated interest rate swap agreement was approximately $0.4 million in the six months ended February 28, 2005 and $0.5 million in the six months ended February 29, 2004.

Interest Expense and Debt Related Costs –

Interest expense increased to approximately $2.3 million for the six months ended February 28, 2005 from approximately $2.2 million for the same six-month period in the prior year, as a result of the previously-discussed increase in variable interest rates and the increase in average outstanding debt during the current year period, net of the favorable effect of the interest rate swap agreement termination on December 31, 2004.

Debt issue cost amortization was approximately $0.6 million for each of the six months ended February 28, 2005 and February 29, 2004. Debt issue costs consist of fees paid by the Company to bank lenders and other costs in connection with the issuance of debt and significant amendments to the bank credit agreement, and compensation paid in the form of shares of the Company’s common stock to the Company’s Chairman to compensate him for his personal guarantee and to a former director of the Company to compensate him for his pledge of personal assets to the Company’s bank lenders. During the six months ended February 28, 2005, the Company issued approximately 1,076,000 shares of restricted common stock to the Chairman and the former director, then valued at approximately $0.5 million, for such purpose. During the six months ended February 29, 2004, the Company issued approximately 151,000 shares of restricted common stock to the Chairman, then valued at approximately $0.5 million.

Income Taxes –

The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases (or decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $(0.5) million and $0.9 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

RESULTS OF DISCONTINUED OPERATIONS

Results derived from the Company’s discontinued operations for the three months and six months ended February 28, 2005 and February 29, 2004, all of which pertaining to the Affinity Events business segment, are summarized as follows (amounts in 000’s):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenue from services rendered	$363	$578	$655	$2,717

Operating costs and expenses:
Direct operating costs of services rendered	124	422	409	2,855
Selling, general and administrative	107	1,602	223	3,181

	231	2,024	632	6,036

Income (loss) from discontinued operations	$132	$(1,446)	$23	$(3,319)

Total revenues and direct operating costs for the Affinity Events business segment were lower in the three months and six months ended February 28, 2005 than in the same periods of the prior year due to a reduction in the number of Hoop-It-Up 3-on-3 basketball events held during the 2004 tour year and the shorter duration of the tour in 2004. The Company made the decision in August 2004 to suspend the Affinity Events business and offer it for sale. However, the Company committed to complete all previously-scheduled events, in order to fulfill contractual obligations. In December 2004, the principal assets of the Affinity Events business, consisting of the tangible and intangible assets associated with the Hoop-It-Up tour and the 3v3 Soccer Shootout tour, were sold. Under the terms of the asset sale agreement, the Company fulfilled its obligation to promote and operate the soccer national finals event in January 2005, and retained the rights to the profits derived from the event.

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

Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by approximately $0.1 million for each of the three-month periods ended February 28, 2005 and February 29, 2004, and by approximately $0.2 million for each the six-month periods ended February 28, 2005 and February 29, 2004. Such amount was approximately $0.3 million for the fiscal year ended August 31, 2004. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreement. The Company’s floating rate debt increased and fixed rate debt decreased by $25 million after the termination of the interest rate swap agreement on December 31, 2004. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 2 of this Form 10-Q

Item 4. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of February 28, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2005 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana (the “Indiana Court”) against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian for breach of contract and awarded Tarzian $4.0 million in damages. The Court denied the Estate’s post-trial motions, denied Tarzian’s post-trial motion for specific performance and granted Tarzian’s post-trial motion for pre-judgment interest. The Estate appealed the judgment and the Court’s rulings on the post-trial motions and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. On March 21, 2005, the Seventh Circuit denied Tarzian’s petition for rehearing. The Company cannot predict when the final resolution of this litigation will occur.

On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claim. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On February 23, 2005, the Court granted the parties’ consent motion staying discovery pending a ruling from the Seventh Circuit on the petition for rehearing filed by Tarzian in the Indiana litigation referenced above. The Company cannot predict when the final resolution of this litigation will occur.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of the Company’s shareholders was held in Atlanta, Georgia on January 26, 2005. All of the proposals considered by shareholders were approved, as follows:

Proposal to elect J. Mack Robinson, Gerald N. Agranoff, James W. Busby, Hilton H. Howell, Jr., Monte C. Johnson, Robert S. Prather, Jr. and Thomas J. Stultz as directors:

For:	6,023,925
Withhold:	48,832

Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors:

For:	6,031,204
Against:	20,809
Abstain:	20,744

Item 6. Exhibits

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULL RUN CORPORATION
Date: April 11, 2005	By:	/s/ FREDERICK J. ERICKSON
Frederick J. Erickson
Vice President-Finance, Treasurer and Assistant Secretary