Form 10-Q
period 2005-05-31
BULL RUN CORP
filed 2005-07-14
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2005

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
☒ Yes      ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,889,767 shares of Common Stock, par value $.01 per share, were outstanding as of June 30, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes      ☒ No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	May 31,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$897	$450
Accounts receivable, net of allowance of $358 and $309 as of May 31, 2005 and August 31, 2004, respectively	7,465	5,219
Inventories	753	663
Prepaid costs and expenses	1,134	1,757

Total current assets	10,249	8,089
Property and equipment, net	2,794	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	7,770	8,308
Other assets	998	997

	$62,175	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (including $4,519 payable to related parties as of May 31, 2005 and none as of August 31, 2004)	$69,125	$590
Accounts payable	4,132	5,866
Deferred revenue	1,691	4,819
Accrued fees payable to related party	1,318	1,721
Advances from stockholder	6,050	4,550
Accrued and other liabilities	11,654	9,215
Net current liabilities of discontinued segment	804	474

Total current liabilities	94,774	27,235
Long-term debt (including $3,019 payable to related parties)		64,625
Other liabilities, excluding redeemable preferred stock	257	497
Net noncurrent liabilities of discontinued segments	448	840
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares as of May 31, 2005 and 9.8 shares as of August 31, 2004; $7,585 and $9,799 liquidation value, respectively)	7,585	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000	2,000

Total liabilities	117,561	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,890 and 5,386 shares as of May 31, 2005 and August 31, 2004, respectively)	69	54
Additional paid-in capital	84,471	81,706
Accumulated deficit	(139,926)	(138,311)

Total stockholders’ deficit	(55,386)	(56,551)

	$62,175	$60,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenue from services rendered	$12,949	$12,773	$54,058	$48,611

Operating costs and expenses:
Direct operating costs of services rendered	7,664	8,426	36,460	32,029
Selling, general and administrative	4,693	4,577	13,319	13,436
Amortization and impairment of acquisition intangibles	179	3,613	538	4,240

Total operating costs and expenses	12,536	16,616	50,317	49,705

Operating income (loss)	413	(3,843)	3,741	(1,094)
Other income (expense):
Net change in value of derivative instrument		400	412	947
Interest expense, related parties	(83)	(69)	(245)	(79)
Interest expense, other	(971)	(1,067)	(3,068)	(3,251)
Debt issue cost amortization, related parties	(239)	(217)	(675)	(652)
Debt issue cost amortization, other	(111)	(77)	(275)	(226)
Other income (expense)	(2)	(63)	7	(74)

Loss from continuing operations	(993)	(4,936)	(103)	(4,429)
Income (loss) from discontinued operations	(15)	(1,400)	8	(4,719)

Net loss	(1,008)	(6,336)	(95)	(9,148)
Preferred dividends	(488)	(568)	(1,520)	(1,658)

Net loss available to common stockholders	$(1,496)	$(6,904)	$(1,615)	$(10,806)

Earnings (loss) per share available to common stockholders, basic and diluted:
Continuing operations	$(0.22)	$(1.15)	$(0.25)	$(1.34)
Discontinued operations	(0.00)	(0.29)	0.00	(1.04)

	$(0.22)	$(1.44)	$(0.25)	$(2.38)

Weighted average number of common shares outstanding:
Basic and diluted	6,887	4,798	6,376	4,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Redeemable	Common Stock
	Preferred
	Stock	Shares	Amount

As of September 1, 2004	$24,296	5,386	$54
Conversion of redeemable preferred stock to shares of common stock	(2,214)	316	3
Issuance of common stock		1,188	12

As of May 31, 2005	$22,082	6,890	$69

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit

As of September 1, 2004	$81,706	$(138,311)	$(56,551)
Conversion of redeemable preferred stock to shares of common stock	2,211		2,214
Issuance of common stock	554		566
Preferred dividends		(1,520)	(1,520)
Net loss		(95)	(95)

As of May 31, 2005	$84,471	$(139,926)	$(55,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	May 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(95)	$(9,148)
Loss (income) from discontinued operations	(8)	4,719
Adjustments to reconcile net loss to net cash used in continuing operations:
Provision for bad debts	107	(23)
Depreciation, amortization and intangibles impairment	1,947	5,951
Net change in value of derivative instrument	(412)	(947)
Change in operating assets and liabilities:
Accounts receivable	(2,352)	1,401
Inventories	(90)	(129)
Prepaid costs and expenses	697	655
Accounts payable and other current liabilities	(4,090)	(6,648)
Other long-term liabilities	169	(20)

Net cash used in continuing operations	(4,127)	(4,189)
Net cash used in discontinued operations	(1,197)	(4,813)

Net cash used in operating activities	(5,324)	(9,002)

Cash flows from investing activities:
Capital expenditures	(58)	(285)
Other investing activities	(12)	(62)

Net cash used in continuing operation investing activities	(70)	(347)
Net cash provided by discontinued operation investing activities	1,133	182

Net cash provided by (used in) investing activities	1,063	(165)

Cash flows from financing activities:
Borrowings from revolving line of credit	3,000
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500	3,300
Repayments on long-term debt	(590)
Debt issue costs	(445)	(41)
Preferred stock dividends paid	(257)
Issuance of preferred stock		2,000

Net cash provided by continuing operation financing activities	4,708	5,259

Net increase (decrease) in cash and cash equivalents	447	(3,908)
Cash and cash equivalents, beginning of period	450	4,520

Cash and cash equivalents, end of period	$897	$612

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bull Run Corporation (“Bull Run” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal, recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three-month and nine-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

Discontinued Operations – In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its Collegiate Marketing and Production Services segment and its Association Management Services segment. As a result, the Affinity Events segment has been reflected in the Company’s financial statements as a discontinued operation for all periods presented. In December 2004, the principal assets of the Affinity Events segment were sold. Proceeds on the sale received at closing of $870 were used to reduce current liabilities, $295 of which pertained to the cancellation of the remaining principal amount on subordinated debt previously issued by the Company to an officer of the company purchasing the assets. In addition, the Company received a $675 subordinated installment note issued by the purchaser and other future consideration estimated to be valued at approximately $150. The Company has judged that the collection of the note is in doubt, due to its subordinate nature and the amount of time before which scheduled payments are to be made. As a result, the Company’s loss on its discontinued operations reported in the fiscal year ended August 31, 2004 was presented net of the $870 proceeds then anticipated on, and ultimately received at the closing of, the sale of the Affinity Events assets. If the Company ultimately receives more than $870 on the sale, such income is expected to be reported in the future as income from discontinued operations.

Unless otherwise indicated, amounts provided in these notes to the condensed consolidated financial statements pertain to continuing operations.

Stock-Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies to either expense the estimated fair value of stock options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 entitled “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require the Company to measure the cost of employee services received in exchange for certain awards of equity instruments, including stock options, based on the grant-date fair value of the award over the requisite service period (usually the vesting period). SFAS 123(R) is effective for the interim period beginning September 1, 2005. The Company intends to adopt SFAS 123(R) prospectively as of its effective date, and therefore the Company does not anticipate that the adoption of SFAS 123(R) will have any affect on the Company’s financial statements in connection with any currently outstanding stock options, since all such stock options are currently vested in full. However, stock options or other awards of equity instruments issued on or after September 1, 2005 in exchange for employee services will likely result in additional operating expense over the vesting period.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Net loss available to common stockholders, as reported	$(1,496)	$(6,904)	$(1,615)	$(10,806)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related effects	(1)	(93)	(3)	(278)

Net loss available to common stockholders, pro forma, for computation of basic and diluted earnings (loss) per share	$(1,497)	$(6,997)	$(1,618)	$(11,084)

Earnings (loss) per common share, basic and diluted:
As reported	$(0.22)	$(1.44)	$(0.25)	$(2.38)

Pro forma	$(0.22)	$(1.46)	$(0.25)	$(2.44)

2. LIQUIDITY

As of May 31, 2005, the Company’s negative working capital was $84,525, including $58,932 of bank debt maturing on November 30, 2005, $8,693 of subordinated debt maturing on January 17, 2006 (of which, $3,019 is payable to the Company’s Chairman) and $1,500 of subordinated debt (payable to a company affiliated with the Company’s Chairman) maturing on February 28, 2006. Certain current liabilities, including deferred revenue of $1,691, advances from stockholder of $6,050 and certain accrued preferred stock dividends of $3,281, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2005 maturity date of the bank credit facility. In prior fiscal years, the Company reported substantial losses and consumed substantial cash in its operations. The Company has previously funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. During the nine months ended May 31, 2005, a company affiliated with the Company’s Chairman provided cash of $1,500 used for working capital purposes in connection with the Company’s issuance of the previously-discussed $1,500 subordinated note. The Company’s Chairman has committed to fund the necessary cash to ultimately repay this note, and in addition, the Chairman provided an additional $1,500 cash advance to the Company during the current fiscal year, the proceeds from which were used for working capital purposes. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2005, management believes the Company has sufficient liquidity until the November 30, 2005 maturity date of its bank credit agreement.

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

A reconciliation of the accrued liability associated with the suspension and sale of the Affinity Events segment is as follows:

Accrued liability as of August 31, 2004	$2,625
Proceeds on sale of Events assets	870
Costs incurred during the period	(1,283)

Accrued liability as of May 31, 2005	$2,212

Income subsequent to May 31, 2005 to be derived from subleasing vacated office space under executed sublease agreements is approximately $1,450 over the remaining lives of the leases. There is no vacated office space that has not yet been subleased. The estimated proceeds to be derived from the sale of Affinity Events assets do not include amounts payable to the Company in the future which are anticipated to be subordinated to the purchaser’s bank financing. Actual amounts received in connection with deferred proceeds on the sale and any other unanticipated income or expenses, including income from the future subleases of vacated office space, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of May 31, 2005, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods. Events operations were substantially complete by May 31, 2005, and any adjustments to the results of those operations will be reported in the income (loss) from discontinued operations in future periods. Proceeds of $870 derived from the sale of the Affinity Events assets at closing in December 2004 were used to repay a subordinated note totaling $295 and certain liabilities associated with the prior operations of the business.

The Company consummated the sale of Datasouth’s computer printer manufacturing operation on September 29, 2000. Certain of the proceeds to be realized on the sale of Datasouth’s assets are deferred under a subordinated note agreement with the purchaser that was amended during the fiscal year ended August 31, 2004. The amended note agreement provides for gradually reducing discounts on the amount due to the Company which are earned by the purchaser as payments are made through the note’s maturity in December 2006. As of May 31, 2005, the amount due to the Company was $2,084; however the Company has recorded a $1,089 reserve on the note receivable as of May 31, 2005 as an estimate of the amounts that might ultimately become uncollectible and/or discounted. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

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

The following is a summary of assets and liabilities of discontinued operations:

	May 31,	August 31,
	2005	2004
Current liabilities:
Accounts payable and accrued expenses	$83	$1,429
Restructuring obligations	766	513
Deferred revenue		831
Current assets:
Accounts receivable, net	(43)	(2,163)
Prepaid costs and expenses	(2)	(136)

Net current liabilities of discontinued segment	$804	$474

Noncurrent liabilities:
Restructuring obligations	$1,446	$2,112
Noncurrent assets:
Note receivable, net	(995)	(1,245)
Other	(3)	(27)

Net noncurrent liabilities of discontinued segments	$448	$840

The following summarizes revenues and operating results from discontinued operations:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2005		2004	2005	2004

Revenues, Affinity Events	$		$1,525	$655	$4,242

Costs and expenses, Affinity Events:
Direct operating costs of services rendered		$9	$1,313	$418	$4,168
Selling, general and administrative		6	1,612	229	4,793

		$15	$2,925	$647	$8,961

Income (loss) from discontinued operations, Affinity Events		$(15)	$(1,400)	$8	$(4,719)

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information follows:

	Nine Months Ended
	May 31,
	2005	2004

Interest paid	$3,489	$3,383
Income taxes paid		21
Noncash investing and financing activities:
Exchange of subordinated debt for shares of preferred stock		8,016
Issuance of common stock in payment of preferred stock dividends		503
Issuance of common stock in connection with debt issuance costs	499	694
Issuance of common stock to a retirement plan and as a component of directors’ fees	67	150
Conversion of Series E preferred stock to shares of common stock	2,214

5. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS

As of May 31, 2005 and August 31, 2004, the carrying amount of goodwill associated with the Collegiate Marketing and Production Services business segment was $33,889. A goodwill impairment charge of $3,300 was recognized during the nine months ended May 31, 2004 based on management’s consideration of the historical and forecasted operating results for one of the Company’s business units within the Collegiate Marketing and Production Services segment. This consideration was prompted by a significant change in a contractual relationship within that business unit.

As of each of May 31, 2005 and August 31, 2004, the carrying amount of goodwill associated with the Association Management Services business segment was $6,475.

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate
	Marketing and	Association
	Production	Management
	Services	Services	Total

As of September 1, 2003	$7,306	$2,256	$9,562
Amortization	(805)	(135)	(940)

As of May 31, 2004	$6,501	$2,121	$8,622

As of September 1, 2004	$6,193	$2,115	$8,308
Amortization	(430)	(108)	(538)

As of May 31, 2005	$5,763	$2,007	$7,770

As of May 31, 2005, customer relationships constitute $6,103 and trademarks represent $1,667 of the $7,770 carrying amount presented above, and as of August 31, 2004, customer relationships constitute $6,525 and trademarks represent $1,783 of the $8,308 carrying amount. The Company currently estimates that annual amortization expense of customer relationships and trademarks for the fiscal year ending August 31, 2005 will total approximately $718 per year until fully amortized in December 2015.

Accumulated amortization of acquisition intangibles and impairment charges was $39,919 as of May 31, 2005 and $39,381 as of August 31, 2004, including $29,689 associated with goodwill as of each of the respective dates.

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

The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios determined quarterly. The Company is presently in compliance with all provisions of the credit agreement as last amended. Long-term debt is collateralized by all of the Company’s assets. In addition, the Company’s Chairman personally guarantees up to $55,932 of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. The Chairman is compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company. During the nine months ended May 31, 2005, the Chairman was compensated by the Company for his personal guarantee in the form of 1,018 restricted shares of the Company’s common stock then valued at $473. During the nine months ended May 31, 2004, the Chairman was provided such compensation in the form of 342 restricted shares of the Company’s common stock then valued at $694.

In December 1999, the Company issued 8% subordinated notes in connection with the acquisition of Host, representing long-term debt of $8,693 as of May 31, 2005 and August 31, 2004. During the nine months ended May 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8,016 exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3,019 subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. In connection with the acquisition of certain business operations, the Company also issued two 9% subordinated notes in September 2000, representing long-term debt of $590 as of August 31, 2004. One note for $295 was cancelled in connection with the Company’s sale of its Affinity Events segment assets (discussed in Notes 1 and 3) and the outstanding balance of $295 on the other note was repaid during the nine months ended May 31, 2005. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

As of May 31, 2005, principally all borrowings under the bank credit agreement were subject to the banks’ LIBOR rate-based rate of 5.84%. All of the Company’s long-term debt currently matures in the fiscal year ending August 31, 2006.

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

7. INCOME TAXES

The Company has recognized a full valuation allowance for net deferred tax assets. The differences between the federal statutory tax rate of 34% and the effective tax rate of zero are principally due to increases (decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $322 and $1,076 for the three months ended May 31, 2005 and 2004, respectively, and $(133) and $2,005 for the nine months ended May 31, 2005 and 2004, respectively.

8. PREFERRED STOCK

As of May 31, 2005, 12.497 shares of the Company’s series D convertible preferred stock (“Series D Preferred Stock”) were outstanding, having an aggregate face value of $12,497, all of which are currently convertible at the holder’s option into an aggregate 1,250 shares of the Company’s common stock. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the

Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time. As of May 31, 2005, all shares of Series D Preferred Stock were held by either the Company’s Chairman or companies affiliated with the Company’s Chairman.

As of May 31, 2005, 7.585 shares of the Company’s series E convertible preferred stock (“Series E Preferred Stock”) were outstanding, having an aggregate face value of $7,585. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock (initially, October 2004). Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the nine months ended May 31, 2005, certain holders of Series E Preferred Stock, including a former director of the Company and his spouse, elected to convert an aggregate 2.214 shares of Series E Preferred Stock to an aggregate 316 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock. During the nine months ended May 31, 2004, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock, including subordinated notes having an aggregate face amount of $5,257 acquired by the Company’s Chairman immediately prior to the exchange. Also during the nine months ended May 31, 2004, 1.783 shares of Series D Preferred Stock issued to the former director and his spouse were exchanged for the same number of shares of Series E Preferred Stock. As of May 31, 2005, an aggregate total of 5,411.163 shares of Series E Preferred Stock (representing an aggregate face value of $5,411), were held by the Company’s Chairman, companies affiliated with the Company’s Chairman, or other members of the Company’s board or directors.

As of May 31, 2005, 2.0 shares of the Company’s series F convertible preferred stock (“Series F Preferred Stock”) were outstanding, having an aggregate face value of $2,000, all of which were issued to the Company’s Chairman in the nine months ended May 31, 2004. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.

All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, all issued and outstanding preferred stock is required to be classified as liabilities in the consolidated balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” issued in May 2003. As of May 31, 2005, 89.5% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates. Management does not believe that any of the preferred stock issued to the Chairman or his affiliates or any other party will be redeemed in the foreseeable future.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Income (loss) for computation of basic and diluted earnings (loss) per share:
Loss from continuing operations	$(993)	$(4,936)	$(103)	$(4,429)
Preferred dividends	(488)	(568)	(1,520)	(1,658)

Loss from continuing operations available to common stockholders	(1,481)	(5,504)	(1,623)	(6,087)
Income (loss) from discontinued operations	(15)	(1,400)	8	(4,719)

Net loss available to common stockholders	$(1,496)	$(6,904)	$(1,615)	$(10,806)

Weighted average number of common shares outstanding for the computation of basic and diluted earnings (loss) per share	6,887	4,798	6,376	4,546

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.22)	$(1.15)	$(0.25)	$(1.34)
Discontinued operations	(0.00)	(0.29)	0.00	(1.04)

Net loss available to common stockholders	$(0.22)	$(1.44)	$(0.25)	$(2.38)

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

Information for each of the Company’s segments associated with continuing operations follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net revenues, continuing operations:
Collegiate Marketing and Production Services	$10,845	$10,896	$48,047	$42,219
Association Management Services	2,104	1,877	6,011	6,392

	$12,949	$12,773	$54,058	$48,611

Operating income, continuing operations:
Collegiate Marketing and Production Services	$444	$(341)	$3,826	$2,345
Association Management Services	460	328	1,278	1,700
Amortization and impairment of acquisition intangibles	(179)	(3,613)	(538)	(4,240)
Unallocated general and administrative costs	(312)	(217)	(825)	(899)

	$413	$(3,843)	$3,741	$(1,094)

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

The Company discontinued its “Affinity Events” business segments during the fiscal year ended August 31, 2004. In August 2004, the Company announced its decision to suspend the Affinity Events business, and declared its intent to offer the business unit for sale. Accordingly, the operating results and net assets associated with the Affinity Events business segments presented herein are reflected as discontinued operations in the accompanying consolidated financial statements. In November 2004, the Company reached an agreement to sell the assets associated with the basketball and soccer tours operated within the Affinity Events business segment, and closed the sale in December 2004. Accrued restructuring charges associated with the discontinuation of this segment recognized in the fiscal year ended August 31, 2004 have been reduced by the estimated amount of proceeds to be ultimately derived from the sale. Actual amounts ultimately realized on the sale and any other unanticipated income or expenses, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimates that are reflected as of May 31, 2005, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods.

CERTAIN RELATIONSHIPS

J. Mack Robinson, Chairman of the board of the Company, is the beneficial owner of approximately 58.6% of the Company’s common stock as of May 31, 2005, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of that date representing approximately 89.5% of the aggregate face amount of all outstanding preferred stock on that date. Mr. Robinson is also Chief Executive Officer, Chairman and a director of Gray Television, Inc. (“Gray”), and the beneficial owner of Gray common stocks representing approximately 29.9% of the combined voting power of Gray’s two classes of common stock as of March 29, 2005. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 2.8% of the combined voting power of Gray’s two classes of common stock as of March 29, 2005. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 7.5% of the combined voting power of Gray’s two classes of common stock as of the same date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.

Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.

W. James Host, a director of the Company until his resignation in January 2004, previously owned along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million. In October 2004, Mr. Host and his wife exercised their right to convert their shares of preferred stock to approximately 255,000 shares of the Company’s common stock. As of May 31, 2005, other officers or directors of the Company own shares of the Company’s preferred stock having an aggregate face value of approximately $0.2 million.

Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities on behalf of a university. The current agreement commenced in April 2005 and terminates in April 2012, immediately succeeding a prior agreement between the parties. As a result of the predecessor rights-sharing agreement, Gray could be called upon for payment of a share of certain guaranteed rights fees to the university. During the fiscal year ended August 31, 2004, Gray had paid approximately $1.5 million under this provision, and as of May 31, 2005, the Company has accrued fees payable to Gray of approximately $1.3 million, comprised of $1.0 million of the $1.5 million paid by Gray on behalf of the Company in the fiscal year ended August 31, 2004, plus $0.3 million payable to Gray in connection with annual settlements of certain shared revenues and operating expenses. In October 2004, both the Company and Gray executed a new 10-year multimedia rights-sharing agreement with the university which commenced in April 2005 at the end of the Company’s current contract. The Company and Gray will share equally the costs of the rights, and will jointly administer and manage the rights over the term of the agreement.

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

Revenue Recognition and Rights Fee Expenses –
Revenue from services is recognized as the services are rendered, and consists primarily of advertising revenues in connection with broadcast and print media sold by the Company, the rights to which are generally acquired by the Company under the multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, the Company derives revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales and production services. Corporate sponsorships related to specific events are recognized when the event occurs or as the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the licensing arrangement. Association management fees are recognized over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as games are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer, or in the case of vending revenues, when the game is played.

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

In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements (“profit splits”) based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.

Goodwill and Other Intangible Assets –
The Company’s accounting for goodwill is based on Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Under the provisions of SFAS 142, the Company is not required to amortize goodwill, but is required to assess on at least an annual basis, the carrying value of goodwill associated with each of four distinct business units that comprise two business segments of the Company’s continuing operations to determine if an impairment in value has occurred. Prior to the fiscal year ended August 31, 2004, such an assessment was also required in connection with a discontinued business segment. Impairment charges are recorded if and when management concludes that the carrying amount of goodwill for any acquired business unit does not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the business units. The Company’s assessment as of August 31, 2003 concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, a goodwill impairment charge of $23.4 million was necessary to reduce the carrying value of goodwill to net realizable value, $2.4 million of which was attributable to the discontinued business segment. Management further determined that an additional goodwill impairment charge of $3.3 million was necessary as during the nine months ended May 31, 2004, upon management’s consideration of financial operating results and the forecasted operating results at that time and business plans for one of the Company’s business units.

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

Other purchased intangibles, including customer relationships, are amortized over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the acquisition of Host, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. Prior to the fiscal year ended August 31, 2003, the Company determined that an impairment charge of approximately $6.6 million was necessary to reduce the carrying amount of certain customer relationship intangible assets as a result of a significant change in the contractual nature of the Company’s underlying relationship with the NCAA. An impairment analysis performed as of August 31, 2003 indicated the need for an additional charge to reduce customer relationships and other acquisition intangibles by approximately $7.0 million at that date, all of which was attributable to changes in the anticipated financial results of a discontinued operating segment. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.

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

Goodwill and intangible assets, net of accumulated amortization, were approximately $48.1 million as of May 31, 2005 and $48.7 million as of August 31, 2004, of which, goodwill was approximately $40.4 million as of each date. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 77% of the Company’s total assets as of May 31, 2005.

Deferred Income Taxes –
Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of May 31, 2005 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.

Valuation of Certain Non-Trade Receivable –
As of May 31, 2005, the Company has a non-trade subordinated note receivable from the purchaser of Datasouth Computer Corporation (“Datasouth”), the Company’s former computer printer manufacturing company. The Company performs ongoing credit evaluations of parties from which such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. In prior years, impairment charges reduced the carrying amount of the Company’s note receivable from the purchaser of Datasouth to estimated net realizable value. As a result of payments received on the note subsequent to the adjustment to net realizable value, the carrying amount of the subordinated note receivable has been reduced to approximately $1.0 million as of May 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Arrangements –
As of May 31, 2005, the Company’s indebtedness to its bank lenders was approximately $58.9 million. In October 2004, the bank credit agreement was amended and restated to provide an additional $3 million in financing, which was borrowed in October 2004. The agreement, having a maturity date of November 30, 2005 at which time all amounts outstanding become due and payable, does not require any payments of principal prior to maturity, nor does it provide for any additional borrowing capacity. The agreement requires the maintenance of interest coverage ratios, determined quarterly.

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

In connection with the Host-USA Acquisition, the Company issued 8% subordinated notes, representing long-term debt of approximately $8.7 million as of May 31, 2005. During the fiscal year ended August 31, 2004, holders of 8% subordinated notes representing an aggregate face value of approximately $8.0 million exchanged their notes for shares of Series E Preferred Stock. Interest is payable quarterly in cash on all but a $3.0 million subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The notes all have a maturity date of January 17, 2006. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.

Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In the fiscal year ended August 31, 2004, the Company’s Chairman provided an aggregate total of $6.6 million in cash used for operating purposes. Management believes the Company has sufficient liquidity sources, which include the Company’s Chairman and his affiliates, to meet its cash obligations until the November 30, 2005 maturity date of its bank credit agreement. Prior to the November 30, 2005 maturity date, the Company anticipates that will be required to refinance the total amount due and payable to the banks at that time. The Company’s ability to continue this or similar financing beyond the November 30, 2005 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman. In exchange for cash advances made in the past or in the future by the Company’s Chairman, his affiliates and/or other parties, the Company may (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; or (c) a combination thereof. The use of future cash investments or advances in excess of an aggregate $8.5 million for purposes other than the reduction of the bank debt would require approval of the Company’s bank lenders. The Company’s capital expenditures are not expected to exceed $400,000 for the fiscal year ending August 31, 2005.

Historical Cash Flow Information – Summary –
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2005	2004
Cash flows from operating activities:
Continuing operations	$(4,127)	$(4,189)
Discontinued operations	(1,197)	(4,813)
Cash flows from investing activities:
Continuing operation investing activities	(70)	(347)
Discontinued operation investing activities	1,133	182
Cash flows from financing activities	4,708	5,259

Net increase (decrease) in cash and cash equivalents	$447	$(3,908)

Historical Cash Flow Information – Cash Flows from Operating Activities –
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2005	2004
Operating income (loss) from continuing operations	$3,741	$(1,094)
Depreciation, amortization and impairment charges included in the operating loss	997	5,073
Interest expense	(3,313)	(3,330)
Net change in operating assets and liabilities	(5,559)	(4,764)
Other operating cash flows	7	(74)

Net cash flows from continuing operations	(4,127)	(4,189)
Net cash flows from discontinued operations	(1,197)	(4,813)

Net cash flows from operating activities	$(5,324)	$(9,002)

The net change in operating assets and liabilities had an unfavorable impact on total cash flows from continuing operations during the nine months ended May 31, 2005 and 2004. The Company’s most significant business segment, the Collegiate Marketing and Production Services segment, produces a high proportion of its annual revenues during the college football and basketball seasons, which is represented by the period currently beginning in early September and ending in late March or early April. During the nine months ended May 31, 2005, accounts receivable associated with continuing operations increased approximately $2.2 million, and accounts payable and accrued expenses decreased approximately $4.1 million. During the nine months ended May 31, 2004, accounts receivable decreased approximately $1.4 million and accounts payable and accrued expenses decreased approximately $6.6 million. Accounts receivable increased in the current fiscal year, compared to a decrease in the prior fiscal year because, in addition to generating more revenue in the current year compared to the prior year, most of the Company’s collegiate properties began their college football seasons in September 2004 as compared to August in 2003. The decrease in accounts payable and other accrued liabilities during the nine months ended May 31, 2005 was due to the Company’s use of $3 million in proceeds on additional bank debt and $3 million in aggregate cash proceeds received from the Company’s Chairman and a company affiliated with the Chairman during the period to pay outstanding current liabilities, and to partially offset the effect of the increase in accounts receivable during the period. In the nine months ended May 31, 2004, cash available at the beginning of the fiscal year and cash generated by the decrease in accounts receivable were used toward the reduction of accounts payable and accrued expenses.

The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received, was approximately $3.4 million for each of the nine months ended May 31, 2005 and 2004. The effects of an increase in variable interest rates to which a significant amount of the debt is subject and an increase in average outstanding debt during the current year period offset the favorable effect of the interest rate swap agreement termination on December 31, 2004.

Historical Cash Flow Information – Cash Flows from Investing Activities
The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2005	2004
Capital expenditures	$(58)	$(285)
Decrease (increase) in other assets	(12)	(62)

Net cash flows from continuing operation investing activities	(70)	(347)
Net cash flows from discontinued operation investing activities	1,133	182

Net cash flows from investing activities	$1,063	$(165)

In the nine months ended May 31, 2005, the Company received $250 in aggregate payments on its note receivable from the purchaser of Datasouth and $870 in proceeds derived from the sale of the Affinity Events segment assets.

Historical Cash Flow Information – Cash Flows from Financing Activities
The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2005	2004
Borrowings from revolving line of credit	$3,000	$
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500		3,300
Repayments on long-term debt	(590)
Debt issue costs	(445)		(41)
Preferred stock dividends paid	(257)
Issuance of preferred stock			2,000

Net cash flows from financing activities	$4,708		$5,259

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following summarizes the Company’s contractual obligations as of February 28, 2005 (amounts in 000’s):

	Payments Due by Period as of May 31, 2005
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years

Long-term debt obligations	$69,125	$69,125	$	$	$
Interest obligations	2,546	2,546
Capital lease obligations	211	82	129
Operating lease obligations	4,034	1,440	1,079	950	565
Purchase obligations	72,284	17,006	22,016	12,070	21,192

Total	$148,200	$90,199	$23,224	$13,020	$21,757

Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $1.3 million as of May 31, 2005. Interest rate obligations assume that interest is paid through the maturity date of the debt obligations at interest rates in effect as of May 31, 2005.

Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2015.

Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends accruing through June 30, 2003 on issued shares of the Company’s preferred stock have been paid. Dividends on Series D Preferred Stock payable through June 30, 2004 and June 30, 2005 in shares of the Company’s common stock under the terms of such issuance, have not been declared by the board of directors. Under the Company’s Articles of Incorporation, if dividends on any class of its preferred stock are in arrears in an amount equal to 150% of an annual dividend, the holders of such preferred stock shall be entitled to vote for and elect two additional directors of the Company. Such rights would thereby be afforded the holders of Series D Preferred Stock if dividends accrued through June 30, 2004 are not paid by December 31, 2006.

Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock is not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The amount of dividends accrued through May 31, 2005 on the outstanding shares of Series E Preferred Stock potentially payable in cash in the fiscal year ending August 31, 2005 is approximately $1.2 million, including $0.8 million in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.

RESULTS OF CONTINUING OPERATIONS – THREE MONTHS ENDED MAY 31, 2005 COMPARED TO THREE MONTHS ENDED MAY 31, 2004

Results Derived from Operating Businesses –
Operating results for the three months ended May 31, 2005 and 2004 are summarized as follows (amounts in $000’s):

	Three Months Ended
	May 31,
	2005	2004
Revenues
Collegiate Marketing and Production Services	$10,845	$10,896
Association Management Services	2,104	1,877

	$12,949	$12,773

Operating Costs and Expenses
Direct operating costs of services rendered	$7,664	$8,426
Selling, general and administrative	4,693	4,577
Amortization and impairment of acquisition intangibles	179	3,613

	$12,536	$16,616

Income (Loss) from Operations
Collegiate Marketing and Production Services	$444	$(341)
Association Management Services	460	328
Amortization and impairment of acquisition intangibles	(179)	(3,613)
Unallocated general and administrative costs	(312)	(217)

	$413	$(3,843)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the three months ended May 31, 2005 by the addition of two university contractual relationships beginning in the current fiscal year, partially offset by the effects of a contractual relationship that terminated at the end of the previous fiscal year. The additional contracts, net of the terminated contract, increased the segment’s revenues and direct costs by approximately $0.7 million and $0.5 million, respectively, and increased segment operating profit by approximately $0.1 million, compared to the prior year three-month period. Offsetting the increase in segment revenues provided by the new contractual relationships was the impact of a change in the Company’s services rendered on behalf of the NCAA which took effect after such services were rendered in the prior fiscal year. The Company is no longer eligible to receive certain NCAA merchandise licensing revenues or generate revenue in connection with the production of an event on behalf of the NCAA. Aggregate revenues derived from these services were approximately $1.0 million and the production of the event resulted in approximately $1.4 million of direct costs, resulting in a $0.4 improvement in segment operating income in the three months ended May 31, 2005.

In the three months ended May 31, 2005, the Company provided management services to an organization under a one-year contract in connection with an event. Effective in May 2005, the Company commenced management services on behalf of the International Coach Federation, a professional association of personal and business coaches, having over 8,000 members. These factors resulted in approximately a $0.3 million increase in segment revenues and a $0.2 million increase in segment operating profit for the quarterly period in comparison with the same period of the prior year.

Direct operating costs of services rendered decreased for the three months ended May 31, 2005 from the same three-month period in the prior year primarily as a result of (a) the elimination of the requirement to produce the event on behalf of the NCAA, as previously discussed; net of (b) the $0.5 million increase from the additional university contracts, net of the terminated contract, as discussed above.

Selling, general and administrative costs associated with continuing operations increased slightly for the three months ended May 31, 2005 compared to the same three-month period in the prior fiscal year. However, in the prior year period, approximately $0.5 million of general and administrative costs were allocable to the discontinued Affinity Events segment. These costs were effectively eliminated as a result of the discontinuation of the segment prior to the current fiscal year.

Amortization and impairment of acquisition intangibles included a goodwill impairment charge of $3.3 million in the three months ended May 31, 2004 based upon management’s consideration of current fiscal year operating results and the forecasted operating results and business plans for one of the Company’s business units.

Results Derived from Derivative Instrument –
The net change in the value of the interest rate swap agreement discussed in Note 6 to the Condensed Consolidated Financial Statements was approximately $0.4 million in the three months ended May 31, 2004. The interest rate swap agreement terminated on December 31, 2004, therefore the Company had no derivative instruments which generated such valuation gains or losses during the three months ended May 31, 2005.

Interest Expense and Debt Related Costs –
Interest expense was approximately $1.1 million for each of the three-month periods ended May 31, 2005 and 2004. The effects of an increase in variable interest rates to which a significant amount of the debt is subject and an increase in average outstanding debt during the current year period offset the favorable effect of the interest rate swap agreement termination on December 31, 2004.

Debt issue cost amortization was approximately $0.4 million and $0.3 million for the three months ended May 31, 2005 and 2004, respectively. Debt issue costs consist of fees paid by the Company to bank lenders and other costs in connection with the issuance of debt and significant amendments to the bank credit agreement, and compensation paid in the form of shares of the Company’s common stock to the Company’s Chairman to compensate him for his personal guarantee and to a former director of the Company to compensate him for his pledge of personal assets to the Company’s bank lenders. During the three months ended May 31, 2004, the Company issued approximately 192,000 shares of restricted common stock to the Chairman, then valued at approximately $0.2 million. No such shares were issued to the Chairman during the three months ended May 31, 2005.

Income Taxes –
The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases in the valuation allowance for potentially non-realizable deferred tax assets of $0.3 million and $1.1 million for the three months ended May 31, 2005 and 2004, respectively. The valuation allowance for net deferred tax assets was approximately $23.6 million as of May 31, 2005.

RESULTS OF CONTINUING OPERATIONS – NINE MONTHS ENDED MAY 31, 2005 COMPARED TO NINE MONTHS ENDED MAY 31, 2004

Results Derived from Operating Businesses –
Operating results for the nine months ended May 31, 2005 and 2004 are summarized as follows (amounts in $000’s):

	Nine Months Ended
	May 31,
	2005	2004
Revenues
Collegiate Marketing and Production Services	$48,047	$42,219
Association Management Services	6,011	6,392

	$54,058	$48,611

Operating Costs and Expenses
Direct operating costs of services rendered	$36,460	$32,029
Selling, general and administrative	13,319	13,436
Amortization and impairment of acquisition intangibles	538	4,240

	$50,317	$49,705

Income (Loss) from Operations
Collegiate Marketing and Production Services	$3,826	$2,345
Association Management Services	1,278	1,700
Amortization and impairment of acquisition intangibles	(538)	(4,240)
Unallocated general and administrative costs	(825)	(899)

	$3,741	$(1,094)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the nine months ended May 31, 2005 by the two new university contractual relationships, partially offset by the effects of the terminated contractual relationship, similar to the previously-discussed effects on the third quarter comparative results. The additional contracts, net of the terminated contract, increased the segments revenues, direct costs and operating profits by approximately $3.7 million, $3.3 million and $0.2 million, respectively, compared to the prior year nine-month period. Other increases in segment revenues resulted from (a) an increase in advertising sales, due in some cases to additional rights acquired from certain universities; and (b) an increase in revenues generated by the segment’s printing, publishing and broadcasting operations of approximately $0.6 million, net of (c) approximately $1.4 million of revenues generated in the prior year period in connection with services formerly rendered on behalf of the NCAA, as previously discussed. The increase in advertising sales was the primary reason for the increase in the operating income derived by the segment.

Total revenues and operating results for the Association Management Services segment were impacted in the nine months ended May 31, 2005 by the reduction in the scope of management services provided to an association. As a result of this change, segment revenues and operating income were negatively affected by approximately $0.9 million and $0.7 million for the nine months ended May 31, 2005, respectively, in comparison with results for the prior year nine-month period. The previously-discussed new association management agreement commencing in May 2005 and the one-year contract to manage an event during the most recently-completed quarterly period resulted in a $0.3 million increase in segment revenues and a $0.2 million increase in segment operating profit for the nine months ended May 31, 2005, in comparison with the same period of the prior year.

Direct operating costs of services rendered increased for the nine months ended May 31, 2005 from the same nine-month period in the prior year due to (a) the $3.3 million increase from the additional university contracts, net of the terminated contract, as discussed above; (b) an increase of approximately $1.0 million in guaranteed rights fees and revenue and profit splits, excluding the effects of the new and terminated contracts; and (c) an increase of approximately $0.5 million in production expenses in the printing, publishing and broadcasting operations, less (d) approximately $1.4 million of direct costs for services rendered in the prior year period on behalf of the NCAA, as previously discussed.

Selling, general and administrative costs associated with continuing operations slightly decreased for the nine months ended May 31, 2005 compared to the same nine-month period in the prior fiscal year. However, in the prior year period, approximately $1.3 million of general and administrative costs were allocable to the discontinued Affinity Events segment. These costs were effectively eliminated as a result of the discontinuation of the segment prior to the current fiscal year.

Amortization and impairment of acquisition intangibles included the previously-discussed goodwill impairment charge of $3.3 million in the nine months ended May 31, 2004.

Results Derived from Derivative Instrument –
The net change in the value of the terminated interest rate swap agreement was approximately $0.4 million and $0.9 million in the nine months ended May 31, 2005 and 2004, respectively.

Interest Expense and Debt Related Costs –
Interest expense was approximately $3.3 million for each of the nine months ended May 31, 2005 and 2004. As previously discussed, the increase in variable interest rates and the increase in average outstanding debt during the current year period was offset by the favorable effect of the interest rate swap agreement termination on December 31, 2004.

Debt issue cost amortization was approximately $0.9 million for each of the nine months ended May 31, 2005 and 2004. Debt issue costs consist of fees paid by the Company to bank lenders and other costs in connection with the issuance of debt and significant amendments to the bank credit agreement, and compensation paid in the form of shares of the Company’s common stock to the Company’s Chairman to compensate him for his personal guarantee and to a former director of the Company to compensate him for his pledge of personal assets to the Company’s bank lenders. During the nine months ended May 31, 2005, the Company issued approximately 1,076,000 shares of restricted common stock to the Chairman and the former director, then valued at approximately $0.5 million, for such purpose. During the nine months ended May 31, 2004, the Company issued approximately 342,000 shares of restricted common stock to the Chairman, then valued at approximately $0.7 million.

Income Taxes –
The principal differences between the federal statutory tax rate of 34% and the effective tax rate of zero are increases (or decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $(0.1) million and $2.0 million for the nine months ended May 31, 2005 and 2004, respectively.

RESULTS OF DISCONTINUED OPERATIONS

Results derived from the Company’s discontinued operations for the three months and nine months ended May 31, 2005 and 2004, all of which pertaining to the Affinity Events business segment, are summarized as follows (amounts in 000’s):

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2005		2004	2005	2004

Revenue from services rendered	$		$1,525	$655	$4,242

Operating costs and expenses:
Direct operating costs of services rendered		9	1,313	418	4,168
Selling, general and administrative		6	1,612	229	4,793

		15	2,925	647	8,961

Income (loss) from discontinued operations		$(15)	$(1,400)	$8	$(4,719)

Total revenues and direct operating costs for the Affinity Events business segment were lower in the three months and nine months ended May 31, 2005 than in the same periods of the prior year due to a reduction in the number of Hoop-It-Up 3-on-3 basketball events held during the 2004 tour year and the shorter duration of the tour in 2004. The Company made the decision in August 2004 to suspend the Affinity Events business and offer it for sale. However, the Company completed all previously-scheduled events subsequent to August 2004, in order to fulfill contractual obligations. All such events were completed prior to the three months ended May 31, 2005. In December 2004, the principal assets of the Affinity Events business, consisting of the tangible and intangible assets associated with the Hoop-It-Up tour and the 3v3 Soccer Shootout tour, were sold.

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

Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and decrease the income before income taxes (or alternatively, increase interest expense and increase the loss before income taxes) by approximately $0.1 million for each of the three-month periods ended May 31, 2005 and 2004, and by approximately $0.4 million and $0.2 million for the nine-month periods ended May 31, 2005 and 2004, respectively. Such amount was approximately $0.3 million for the fiscal year ended August 31, 2004. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreement. The Company’s floating rate debt increased and fixed rate debt decreased by $25 million after the termination of the interest rate swap agreement on December 31, 2004. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 2 of this Form 10-Q

Item 4. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of May 31, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2005 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

During the three months ended May 31, 2005, a holder of Series E Preferred Stock elected to convert an aggregate 0.021 shares of Series E Preferred Stock to an aggregate 3 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock.

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

BULL RUN CORPORATION

Date: July 14, 2005	By:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson Vice President-Finance, Treasurer and Assistant Secretary