Form 10-Q/A
period 2004-11-30
BULL RUN CORP
filed 2005-09-13
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
☑ Yes ☐No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,889,767 shares of Common Stock, par value $.01 per share, were outstanding as of August 31, 2005.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes ☑No

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1
Restatement of condensed consolidated financial statements
We are amending this Form 10-Q for the quarterly period ended November 30, 2004 to restate our unaudited condensed consolidated financial statements for the three months ended November 30, 2004. On September 8, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s interim financial statements for each of the quarterly periods ended November 30, 2004, February 28, 2005 and May 31, 2005 should be restated to correct errors related to the Company’s accounting for dividends on redeemable preferred stock and to report such preferred stock as a current liability on the balance sheet. As discussed further in Note 2 to the condensed consolidated financial statements, the Company had incorrectly recorded dividends accruing on the Company’s redeemable preferred stock as a reduction of stockholders’ equity rather than interest expense in the statement of operations. In addition, the redeemable preferred stock had been incorrectly reported as a noncurrent liability. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement.
The Items of the Company’s Form 10-Q/A for the quarter ended November 30, 2004 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures. Further, Part II, Item 6 of this Form 10-Q/A includes currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.
The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the quarter ended November 30, 2004 as filed on January 11, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for the information presented in Note 12 to the condensed consolidated financial statements, which discusses the entry into, on August 2, 2005, an agreement and plan of merger among Bull Run, Triple Crown Media, Inc. and a wholly owned subsidiary of Triple Crown.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	November 30,	August 31,
	2004	2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$810	$450
Accounts receivable, net of allowance of $445 and $309 as of November 30, 2004 and August 31, 2004, respectively	15,339	5,219
Inventories	1,019	663
Prepaid costs and expenses	1,393	1,757

Total current assets	18,561	8,089
Property and equipment, net	3,056	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	8,129	8,308
Other assets	1,495	997

	$71,605	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$61,022	$590
Accounts payable	3,142	5,866
Deferred revenue	5,430	4,819
Accrued fees payable to related party	1,189	1,721
Advances from stockholder	4,550	4,550
Accrued and other liabilities	16,507	9,215
Net current liabilities of discontinued segment	973	474
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares; $7,606 liquidation value)	7,606
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000

Total current liabilities	114,916	27,235
Long-term debt	8,693	64,625
Other liabilities, excluding redeemable preferred stock	356	497
Net noncurrent liabilities of discontinued segments	697	840
Redeemable preferred stock:
Series D preferred stock (issued and outstanding 12.5 shares; $12,497 liquidation value)		12,497
Series E preferred stock (issued and outstanding 9.8 shares; $9,799 liquidation value)		9,799
Series F preferred stock (issued and outstanding 2.0 shares; $2,000 liquidation value)		2,000

Total liabilities	124,662	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,414 and 5,386 shares as of November 30, 2004 and August 31, 2004, respectively)	64	54
Additional paid-in capital	84,149	81,706
Accumulated deficit	(137,270)	(138,311)

Total stockholders’ deficit	(53,057)	(56,551)

	$71,605	$60,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	November 30,
	2004	2003
	(restated)
Revenue from services rendered	$23,075	$19,495

Operating costs and expenses:
Direct operating costs of services rendered	15,776	12,958
Selling, general and administrative	4,343	4,408
Amortization of acquisition intangibles	179	313

Total operating costs and expenses	20,298	17,679

Operating income	2,777	1,816

Other income (expense):
Net change in value of derivative instrument	310	306
Interest expense	(1,700)	(1,086)
Debt issue cost amortization	(249)	(291)
Other income (expense)	12	6

Income from continuing operations	1,150	751
Loss from discontinued operations	(109)	(1,873)

Net income (loss)	1,041	(1,122)

Preferred dividends		(532)

Net income (loss) available to common stockholders	$1,041	$(1,654)

Income (loss) per share available to common stockholders, basic:
Income from continuing operations	$0.20	$0.05
Loss from discontinued operations	(0.02)	(0.43)

	$0.18	$(0.38)

Income (loss) per share available to common stockholders, diluted:
Income from continuing operations	$0.11	$0.05
Loss from discontinued operations	(0.01)	(0.43)

	$0.10	$(0.38)

Weighted average number of common shares outstanding:
Basic	5,713	4,340
Diluted	15,278	4,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Redeemable
	Preferred	Common Stock
	Stock	Shares	Amount
As of September 1, 2004	$24,296	5,386	$54
Conversion of redeemable preferred stock to shares of common stock	(2,193)	313	3
Issuance of common stock		715	7

As of November 30, 2004	$22,103	6,414	$64

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit
		(restated)	(restated)
As of September 1, 2004	$81,706	$(138,311)	$(56,551)
Conversion of redeemable preferred stock to shares of common stock	2,190		2,193
Issuance of common stock	253		260
Net income		1,041	1,041

As of November 30, 2004	$84,149	$(137,270)	$(53,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	November 30,
	2004	2003
	(restated)
Cash flows from operating activities:
Net income (loss)	$1,041	$(1,122)
Loss from discontinued operations	109	1,873
Adjustments to reconcile net loss to net cash used in continuing operations:
Provision for bad debts	45	50
Depreciation, amortization and intangibles impairment	573	871
Net change in value of derivative instrument	(310)	(306)
Interest accrued on redeemable preferred stock	529
Change in operating assets and liabilities:
Accounts receivable	(10,164)	(4,972)
Inventories	(356)	(48)
Prepaid costs and expenses	371	442
Accounts payable and accrued expenses	4,309	(425)
Other long-term liabilities	169

Net cash used in continuing operations	(3,684)	(3,637)
Net cash provided by (used in) discontinued operations	99	(2,722)

Net cash used in operating activities	(3,585)	(6,359)

Cash flows from investing activities:
Capital expenditures	(17)	(48)
Other investing activities	10	13

Net cash used in continuing operation investing activities	(7)	(35)
Net cash provided by (used in) discontinued operation investing activities	150	(12)

Net cash provided by (used in) investing activities	143	(47)

Cash flows from financing activities:
Borrowings from notes payable and revolving line of credit	4,500
Debt issue costs	(444)	(38)
Preferred stock dividends paid	(254)
Issuance of preferred stock		2,000

Net cash provided by continuing operation financing activities	3,802	1,962

Net increase (decrease) in cash and cash equivalents	360	(4,444)
Cash and cash equivalents, beginning of period	450	4,520

Cash and cash equivalents, end of period	$810	$76

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

2. RESTATEMENT OF FINANCIAL STATEMENTS
In September 2005, the Company became aware that it had incorrectly recorded dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability in the balance sheet for the period ending November 30, 2004. The accompanying condensed consolidated financial statements for the three months ended November 30, 2004 have been restated for the correction of such errors. The restatement had no effect on total liabilities, no effect on total cash flows from operating, investing or financing activities, and no effect on earnings (loss) per share available to common stockholders. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement.
A comparison of the Company’s consolidated financial position, results of operations and cash flows prior to and following the restatement follows:

	As	As Previously
	Restated	Reported
Condensed Consolidated Balance Sheets
As of November 30, 2004:
Current liability — redeemable preferred stock	$22,103	$0
Total current liabilities	114,916	92,813
Noncurrent liability — redeemable preferred stock	0	22,103

Condensed Consolidated Statement of Operations
Three Months Ended November 30, 2004:
Interest expense	$(1,700)	$(1,171)
Income from continuing operations	1,150	1,679
Net income	1,041	1,570
Preferred dividends	0	(529)
Net income available to common stockholders	1,041	1,041

Condensed Consolidated Statement of Cash Flows
Three Months Ended November 30, 2004:
Net income	1,041	1,570
Interest accrued on redeemable preferred stock	529	0

3. LIQUIDITY
As of November 30, 2004, the Company’s negative working capital was $96,355, including $22,103 of redeemable preferred stock, $58,932 of bank debt maturing on November 30, 2005 and $2,090 of subordinated debt maturing on December 31, 2004. Certain current liabilities, including deferred revenue of $5,430, advances from stockholder of $4,550 and certain accrued preferred stock dividends of $2,392, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2005 maturity date of the bank credit facility. In recent fiscal years, the Company has reported substantial losses and has consumed substantial cash in its operations. The Company has funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2005 and a commitment from the Chairman to invest cash of up to $3,000 prior to the November 30, 2005 maturity date of the Company’s bank credit agreement (from which, $1,500 would be used to repay a subordinated note payable to a company controlled by the Chairman), management believes the Company has sufficient liquidity until the November 30, 2005 maturity date of its bank credit agreement.
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
6. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS
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
7. LONG-TERM DEBT
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
8. INCOME TAXES
The Company has recognized a full valuation allowance for net deferred tax assets. The differences between the federal statutory tax rate of 34% and the effective tax rate of zero are principally due to increases (decreases) in the valuation allowance for potentially non-realizable deferred tax assets of $(645) and $352 for the three months ended November 30, 2004 and 2003, respectively.
9. PREFERRED STOCK
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
As of November 30, 2004, all shares of Series D Preferred Stock and Series F Preferred Stock, and certain shares of Series E Preferred Stock are held by either the Company’s Chairman or his affiliates. All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock exceeded 50% at August 31, 2004 for the first time, he has the ability to require the Company to repurchase its preferred stock. Accordingly, effective August 31, 2004, the Company follows the policy of classifying all issued and outstanding preferred stock as liabilities in the consolidated balance sheet. At November 30, 2004, the Company has reported its redeemable preferred stock as a current liability. Because the Company’s bank credit agreement, which prohibits redemption of preferred stock prior to the repayment of amounts due under the agreement, expires within one year, the preferred shares could also be required to be redeemed within one year of November 30, 2004. During the three months ended November 30, 2004, the Company has reflected dividends as interest expense in the statement of operations. As of November 30, 2004, 89.4% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates.
All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.

10. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	November 30,
	2004	2003
	(restated)
Income (loss) for computation of basic income (loss) per share:
Income from continuing operations	$1,150	$751
Preferred dividends		(532)

Income from continuing operations available to common stockholders	1,150	219
Loss from discontinued operations	(109)	(1,873)

Net income (loss) available to common stockholders	$1,041	$(1,654)

Weighted average number of common shares outstanding for the computation of basic income (loss) per share	5,713	4,340

Basic income (loss) per share:
Income from continuing operations	$0.20	$0.05
Discontinued operations	(0.02)	(0.43)

Net income (loss) available to common stockholders	$0.18	$(0.38)

Income (loss) for computation of diluted income (loss) per share:
Income from continuing operations	$1,150	$751
Preferred dividends		(532)

Income from continuing operations available to common stockholders	1,150	219
Adjustment to preferred dividends assuming preferred stock was converted to common stock at the beginning of the period, except to the extent of preferred shares actually converted and preferred dividends paid in cash during the period	500

	1,650	219
Loss from discontinued operations	(109)	(1,873)

Net income (loss) available to common stockholders for the computation of diluted earnings (loss) per share	$1,541	$(1,654)

Weighted average number of common shares outstanding	5,713	4,340
Effect of accrued stock compensation for guarantee of debt and asset pledge	22
Effect of weighted average dilutive convertible preferred stock outstanding	4,075
Effect of accrued preferred stock dividends at the beginning of the period potentially payable in the form of common stock	5,468

Adjusted weighted average number of common shares and assumed conversions for the computation of diluted earnings (loss) per share	15,278	4,340

Diluted earnings (loss) per share:
Income from continuing operations	$0.11	$0.05
Discontinued operations	(0.01)	(0.43)

Net income (loss) available to common stockholders	$0.10	$(0.38)

11. SEGMENT INFORMATION
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

12. SUBSEQUENT EVENT — MERGER OF BULL RUN INTO TRIPLE CROWN MEDIA, INC.
On August 3, 2005, Bull Run and Gray Television, Inc. (“Gray”) announced that Triple Crown Media, Inc. (“TCM”), BR Acquisition Corp. (a wholly owned subsidiary of TCM), and Bull Run had entered into an agreement and plan of merger, pursuant to which Bull Run will be merged with and into BR Acquisition Corp. immediately following Gray’s transfer to TCM of the equity interests of Gray Publishing, LLC and certain other assets, and the distribution of TCM’s outstanding shares of common stock owned by Gray to Gray’s stockholders (the “Spin-off”). In the merger, each Bull Run shareholder will receive 0.0289 shares of TCM common stock for each share of Bull Run common stock owned. In the merger, Bull Run preferred stock held by non-affiliated holders will be redeemed for redemption value as of the date of the transaction. Holders of preferred stock and other loans to Bull Run who are affiliates of Bull Run, including J. Mack Robinson, Gray’s current Chairman and Chief Executive Officer and Chairman of the Board of Bull Run, will receive shares of TCM common stock in exchange for shares of Bull Run series F preferred stock and accrued and unpaid dividends thereon; shares of TCM series A convertible preferred stock in exchange for shares of Bull Run series D and series E preferred stock and accrued and unpaid dividends thereon; and shares of TCM series B convertible preferred stock in exchange for cash previously advanced to Bull Run. The agreement is subject to certain closing conditions, including an affirmative vote of Bull Run’s shareholders. TCM has received a long-term financing commitment from bank lenders that will accommodate the payment of a cash distribution to Gray contemplated in connection with the Spin-off and the refinancing of all of the surviving corporation’s bank and subordinated indebtedness.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT OF FINANCIAL STATEMENTS
In September 2005, Bull Run Corporation (“Bull Run” or the “Company”) became aware that it had incorrectly recorded dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability in the balance sheet for the period ending November 30, 2004. The accompanying condensed consolidated financial statements for the three months ended November 30, 2004 have been restated for the correction of such errors. The restatement had no effect on total liabilities, cash or cash flows (except for an increase in “Net loss” offset by the amount reported as “Interest accrued on redeemable preferred stock” presented in the Condensed Consolidated Statement of Cash Flows), and no effect on earnings (loss) per share available to common stockholders. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement. See further discussion of the restatement in Note 2 to the condensed consolidated financial statements.
OVERVIEW
The Company, based in Atlanta, Georgia, is a sports and affinity marketing and management company through its sole operating business, Host Communications, Inc. (“Host”), acquired in December 1999 (the “Host-USA Acquisition”). Host’s “Collegiate Marketing and Production Services” business segment provides sports marketing and production services to a number of collegiate conferences and universities, and on behalf of the National Collegiate Athletic Association (“NCAA”). Host’s “Association Management Services” business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.
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

Historical Cash Flow Information – Cash Flows from Operating Activities –
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Three Months Ended
	November 30,
	2004	2003
Income from operations	$2,777	$1,816
Depreciation and amortization included in operations	344	530
Interest expense, net of noncash preferred stock dividends	(1,171)	(1,086)
Net change in operating assets and liabilities	(5,626)	(4,953)
Other operating cash flows	(8)	56

Net cash flows from continuing operations	(3,684)	(3,637)
Net cash flows from discontinued operations	99	(2,722)

Net cash flows from operating activities	$(3,585)	$(6,359)

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
All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, he has the ability to require the Company to repurchase its preferred stock after the repayment of amounts due under the bank credit agreement. The aggregate amount of redeemable preferred stock as of November 30, 2004 is approximately $22.1 million and is not included in the table above.
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
Interest Expense and Debt Related Costs –
Interest expense increased to approximately $1.7 million for the three months ended November 30, 2004 from approximately $1.1 million for the same period in the prior year. The increase is primarily attributable to $0.5 million of preferred stock dividends classified as interest expense in the current year period. The increase is also a result of an increase in variable interest rates to which a significant amount of the debt is subject, and an increase in average outstanding debt during the current year period.
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
Disclosure Controls and Procedures
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. In connection with the restatement described in Note 2 to the Company’s condensed consolidated financial statements, management determined that there was a material weakness in the Company’s internal control over financial reporting as of November 30, 2004, as more fully described below. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of November 30, 2004, the Company’s disclosure controls and procedures were not effective because of the material weakness discussed below.
Restatement of Previously Issued Financial Statements
As more fully described in Note 2 to the unaudited condensed consolidated financial statements, management recently became aware that a correction was required to properly account for preferred stock dividends during the current fiscal year. Dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet during the three months ended November 30, 2004 were recorded as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability. As a result of the determination of this accounting error, the Company has determined that a significant deficiency in internal controls existed related to the accounting for preferred stock dividends for the period September 1, 2004 through November 30, 2004. Specifically, the Company did not have adequate controls over the presentation of preferred stock dividends nor the proper evaluation of the relevant accounting literature related to such dividends. This deficiency resulted in the restatement of the Company’s interim period financial statements for the quarters ended November 30, 2004, February 28, 2005 and May 31, 2005. Additionally, this control deficiency could result in a misstatement of preferred stock dividends that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Changes in Internal Control over Financial Reporting
Other than the changes discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2004 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above, and intends to engage the services of consultants, as necessary, to assist in the review of complex accounting matters.
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

BULL RUN CORPORATION

Date: September 12, 2005	By:	/s/ FREDERICK J. ERICKSON

Frederick J. Erickson
Vice President-Finance, Treasurer
and Assistant Secretary