Form 10-Q/A
period 2005-02-28
BULL RUN CORP
filed 2005-09-13
CIK 319697

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
Restatement of condensed consolidated financial statements
We are amending this Form 10-Q for the quarterly period ended February 28, 2005 to restate our unaudited condensed consolidated financial statements for the three months and six months ended February 28, 2005. On September 8, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s interim financial statements for each of the quarterly periods ended November 30, 2004, February 28, 2005 and May 31, 2005 should be restated to correct errors related to the Company’s accounting for dividends on redeemable preferred stock and to report such preferred stock as a current liability on the balance sheet. As discussed further in Note 2 to the condensed consolidated financial statements, the Company had incorrectly recorded dividends accruing on the Company’s redeemable preferred stock as a reduction of stockholders’ equity rather than interest expense in the statement of operations. In addition, the redeemable preferred stock had been incorrectly reported as a noncurrent liability. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement.
The Items of the Company’s Form 10-Q/A for the quarter ended February 28, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures. Further, Part II, Item 6 of this Form 10-Q/A includes currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.
The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the quarter ended February 28, 2005 as filed on April 11, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for the information presented in Note 12 to the condensed consolidated financial statements, which discusses the entry into, on August 2, 2005, an agreement and plan of merger among Bull Run, Triple Crown Media, Inc. and a wholly owned subsidiary of Triple Crown.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	February 28,	August 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$480	$450
Accounts receivable, net of allowance of $345 and $309 as of February 28, 2005 and August 31, 2004, respectively	13,699	5,219
Inventories	898	663
Prepaid costs and expenses	1,802	1,757

Total current assets	16,879	8,089
Property and equipment, net	2,937	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	7,949	8,308
Other assets	1,324	997

	$69,453	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (including $4,519 payable to related parties as of February 28, 2005 and none as of August 31, 2004)	$69,125	$590
Accounts payable	4,325	5,866
Deferred revenue	3,940	4,819
Accrued fees payable to related party	1,354	1,721
Advances from stockholder	6,050	4,550
Accrued and other liabilities	14,905	9,215
Net current liabilities of discontinued segment	810	474
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares; $7,606 liquidation value)	7,606
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000

Total current liabilities	122,612	27,235
Long-term debt (including $3,019 payable to related parties)		64,625
Other liabilities, excluding redeemable preferred stock	198	497
Net noncurrent liabilities of discontinued segments	554	840
Redeemable preferred stock:
Series D preferred stock (issued and outstanding 12.5 shares; $12,497 liquidation value)		12,497
Series E preferred stock (issued and outstanding 9.8 shares; $9,799 liquidation value)		9,799
Series F preferred stock (issued and outstanding 2.0 shares; $2,000 liquidation value)		2,000

Total liabilities	123,364	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,887 and 5,386 shares as of February 28, 2005 and August 31, 2004, respectively)	69	54
Additional paid-in capital	84,450	81,706
Accumulated deficit	(138,430)	(138,311)

Total stockholders’ deficit	(53,911)	(56,551)

	$69,453	$60,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	(restated)		(restated)
Revenue from services rendered	$18,034	$16,343	$41,109	$35,838

Operating costs and expenses:
Direct operating costs of services rendered	13,020	10,645	28,796	23,603
Selling, general and administrative	4,283	4,451	8,626	8,859
Amortization of acquisition intangibles	180	314	359	627

Total operating costs and expenses	17,483	15,410	37,781	33,089

Operating income	551	933	3,328	2,749

Other income (expense):
Net change in value of derivative instrument	102	241	412	547
Interest expense, related parties	(527)	(10)	(1,050)	(10)
Interest expense, other	(1,064)	(1,098)	(2,241)	(2,184)
Debt issue cost amortization, related parties	(240)	(217)	(436)	(435)
Debt issue cost amortization, other	(111)	(76)	(164)	(149)
Other income (expense)	(3)	(17)	9	(11)

Income (loss) from continuing operations	(1,292)	(244)	(142)	507
Income (loss) from discontinued operations	132	(1,446)	23	(3,319)

Net loss	(1,160)	(1,690)	(119)	(2,812)

Preferred dividends		(558)		(1,090)

Net loss available to common stockholders	$(1,160)	$(2,248)	$(119)	$(3,902)

Earnings (loss) per share available to common stockholders, basic and diluted:
Continuing operations	$(0.20)	$(0.18)	$(0.02)	$(0.13)
Discontinued operations	0.02	(0.32)	0.00	(0.75)

	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Weighted average number of common shares outstanding:
Basic and diluted	6,529	4,500	6,121	4,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Redeemable
	Preferred	Common Stock
	Stock	Shares	Amount
As of September 1, 2004	$24,296	5,386	$54
Conversion of redeemable preferred stock to shares of common stock	(2,193)	313	3
Issuance of common stock		1,188	12

As of February 28, 2005	$22,103	6,887	$69

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit
		(restated)	(restated)
As of September 1, 2004	$81,706	$(138,311)	$(56,551)
Conversion of redeemable preferred stock to shares of common stock	2,190		2,193
Issuance of common stock	554		566
Net loss		(119)	(119)

As of February 28, 2005	$84,450	$(138,430)	$(53,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	February 28,	February 29,
	2005	2004
	(restated)
Cash flows from operating activities:
Net loss	$(119)	$(2,812)
Loss (income) from discontinued operations	(23)	3,319
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Provision for bad debts	77	(63)
Depreciation and amortization	1,260	1,736
Net change in value of derivative instrument	(412)	(547)
Interest accrued on redeemable preferred stock	1,032
Change in operating assets and liabilities:
Accounts receivable	(8,556)	(4,082)
Inventories	(235)	(316)
Prepaid costs and expenses	29	310
Accounts payable and other current liabilities	2,126	(655)
Other long-term liabilities	113	(20)

Net cash used in continuing operations	(4,708)	(3,130)
Net cash used in discontinued operations	(976)	(4,753)

Net cash used in operating activities	(5,684)	(7,883)

Cash flows from investing activities:
Capital expenditures	(45)	(188)
Other investing activities	9	(58)

Net cash used in continuing operation investing activities	(36)	(246)
Net cash provided by (used in) discontinued operation investing activities	1,039	(15)

Net cash provided by (used in) investing activities	1,003	(261)

Cash flows from financing activities:
Borrowings from revolving line of credit	3,000
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500	1,800
Repayments on long-term debt	(590)
Debt issue costs	(445)	(41)
Preferred stock dividends paid	(254)
Issuance of preferred stock		2,000

Net cash provided by continuing operation financing activities	4,711	3,759

Net increase (decrease) in cash and cash equivalents	30	(4,385)
Cash and cash equivalents, beginning of period	450	4,520

Cash and cash equivalents, end of period	$480	$135

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
Discontinued Operations - In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its Collegiate Marketing and Production Services segment and its Association Management Services segment. As a result, the Affinity Events segment has been reflected in the Company’s financial statements as a discontinued operation for all periods presented. In December 2004, the principal assets of the Affinity Events segment were sold. Proceeds on the sale received at closing of $870 were used to reduce current liabilities, $295 of which pertained to the cancellation of the remaining principal amount on subordinated debt previously issued by the Company to an officer of the company purchasing the assets. In addition, the Company received a $675 subordinated installment note issued by the purchaser and other future consideration estimated to be valued at approximately $150. At this time, the Company has judged that the collection of the note is in doubt, due to its subordinate nature and the amount of time before which scheduled payments are to be made. As a result, the Company’s loss on its discontinued operations reported in the fiscal year ended August 31, 2004 was presented net of the $870 proceeds then anticipated on, and ultimately received at the closing of, the sale of the Affinity Events assets. If the Company ultimately receives more than $870 on the sale, such income will be reported in the future as income from discontinued operations.
Unless otherwise indicated, amounts provided in these notes to the condensed consolidated financial statements pertain to continuing operations.
Stock-Based Compensation — The Company follows the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies to either expense the estimated fair value of stock options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 entitled “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require the Company to measure the cost of employee services received in exchange for certain awards of equity instruments, including stock options, based on the grant-date fair value of the award over the requisite service period (usually the vesting period). SFAS 123(R) is effective for the first interim period beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) prospectively as of its effective date, and therefore the Company does not anticipate that the adoption of SFAS 123(R) will have any affect on the Company’s financial statements in connection with any currently outstanding stock options, since all such stock options are currently vested in full. However, stock options or other awards of equity instruments issued after August 31, 2005 in exchange for employee services will likely result in additional operating expense over the vesting period.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net loss available to common stockholders, as reported	$(1,160)	$(2,248)	$(119)	$(3,902)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related effects	(1)	(92)	(2)	(184)

Net loss available to common stockholders, pro forma, for computation of basic and diluted earnings (loss) per share	$(1,161)	$(2,340)	$(121)	$(4,086)

Earnings (loss) per common share, basic and diluted:
As reported	$(0.18)	$(0.50)	$(0.02)	$(0.88)

Pro forma	$(0.18)	$(0.52)	$(0.02)	$(0.92)

2. RESTATEMENT OF FINANCIAL STATEMENTS
In September 2005, the Company became aware that it had incorrectly recorded dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability in the balance sheet for the period ending February 28, 2005. The accompanying condensed consolidated financial statements for the three months and six months ended February 28, 2005 have been restated for the correction of such errors. The restatement had no effect on total liabilities, no effect on total cash flows from operating, investing or financing activities, and no effect on earnings (loss) per share available to common stockholders. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement.
A comparison of the Company’s consolidated financial position, results of operations and cash flows prior to and following the restatement follows:

	As	As Previously
	Restated	Reported
Condensed Consolidated Balance Sheets
As of February 28, 2005:
Current liability — redeemable preferred stock	$22,103	$0
Total current liabilities	122,612	100,509
Noncurrent liability — redeemable preferred stock	0	22,103

Condensed Consolidated Statements of Operations
Three Months Ended February 28, 2005:
Interest expense, related parties	$(527)	$(83)
Interest expense, other	(1,064)	(1,005)
Loss from continuing operations	(1,292)	(789)
Net loss	(1,160)	(657)
Preferred dividends	0	(503)
Net loss available to common stockholders	(1,160)	(1,160)

Six Months Ended February 28, 2005:
Interest expense, related parties	$(1,050)	$(162)
Interest expense, other	(2,241)	(2,097)
Income (loss) from continuing operations	(142)	890
Net income (loss)	(119)	913
Preferred dividends	0	(1,032)
Net loss available to common stockholders	(119)	(119)

Condensed Consolidated Statements of Cash Flows
Six Months Ended February 28, 2005:
Net income (loss)	$(119)	$913
Interest accrued on redeemable preferred stock	1,032	0

3. LIQUIDITY
As of February 28, 2005, the Company’s negative working capital was $105,733, including $22,103 of redeemable preferred stock, $58,932 of bank debt maturing on November 30, 2005, $8,693 of subordinated debt maturing on January 17, 2006 (of which, $3,019 is payable to the Company’s Chairman) and $1,500 of subordinated debt (payable to a company affiliated with the Company’s Chairman) maturing on February 28, 2006. Certain current liabilities, including deferred revenue of $3,940, advances from stockholder of $6,050 and certain accrued preferred stock dividends of $2,836, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2005 maturity date of the bank credit facility. In prior fiscal years, the Company reported substantial losses and consumed substantial cash in its operations. The Company has previously funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. During the six months ended February 28, 2005, a company affiliated with the Company’s Chairman provided cash of $1,500 used for working capital purposes in connection with the Company’s issuance of the previously-discussed $1,500 subordinated note. The Company’s Chairman has committed to fund the necessary cash to ultimately repay this note, and in addition, the Chairman provided an additional $1,500 cash advance to the Company during the current fiscal year, the proceeds from which were used for working capital purposes. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2005, management believes the Company has sufficient liquidity until the November 30, 2005 maturity date of its bank credit agreement.
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
6. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS
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
9. PREFERRED STOCK
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
All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock exceeded 50% at August 31, 2004 for the first time, he has the ability to require the Company to repurchase its preferred stock. Accordingly, effective August 31, 2004, the Company follows the policy of classifying all issued and outstanding preferred stock as liabilities in the consolidated balance sheet. At February 28, 2005, the Company has reported its redeemable preferred stock as a current liability. Because the Company’s bank credit agreement, which prohibits redemption of preferred stock prior to the repayment of amounts due under the agreement, expires within one year, the preferred shares could also be required to be redeemed within one year of February 28, 2005. During the six months ended February 28, 2005, the Company has reflected dividends as interest expense in the statement of operations. As of February 28, 2005, 89.4% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates.
All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.
10. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	(restated)		(restated)
Income (loss) for computation of basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1,292)	$(244)	$(142)	$507
Preferred dividends		(558)		(1,090)

Loss from continuing operations available to common stockholders	(1,292)	(802)	(142)	(583)
Income (loss) from discontinued operations	132	(1,446)	23	(3,319)

Net loss available to common stockholders	$(1,160)	$(2,248)	$(119)	$(3,902)

Weighted average number of common shares outstanding for the computation of basic earnings (loss) per share	6,529	4,500	6,121	4,420

Basic earnings (loss) per share:
Continuing operations	$(0.20)	$(0.18)	$(0.02)	$(0.13)
Discontinued operations	0.02	(0.32)	0.00	(0.75)

Net income (loss) available to common stockholders	$(0.18)	$(0.50)	$(0.02)	$(0.88)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT OF FINANCIAL STATEMENTS
In September 2005, Bull Run Corporation (“Bull Run” or the “Company”) became aware that it had incorrectly recorded dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability in the balance sheet for the period ending February 28, 2005. The accompanying condensed consolidated financial statements for the three months and six months ended February 28, 2005 have been restated for the correction of such errors. The restatement had no effect on total liabilities, cash or cash flows (except for an increase in “Net loss” offset by the amount reported as “Interest accrued on redeemable preferred stock” presented in the Condensed Consolidated Statement of Cash Flows), and no effect on earnings (loss) per share available to common stockholders. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement. See further discussion of the restatement in Note 2 to the condensed consolidated financial statements.
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
Valuation of Certain Non-Trade Receivable -
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
Transactions with Related Parties -
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
Credit Arrangements -
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
Historical Cash Flow Information — Summary —
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Continuing operations	$(4,708)	$(3,130)
Discontinued operations	(976)	(4,753)
Cash flows from investing activities:
Continuing operation investing activities	(36)	(246)
Discontinued operation investing activities	1,039	(15)
Cash flows from financing activities	4,711	3,759

Net increase (decrease) in cash and cash equivalents	$30	$(4,385)

Historical Cash Flow Information — Cash Flows from Operating Activities —
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Six Months Ended
	February 28,	February 29,
	2005	2004
Income from operations	$3,328	$2,749
Depreciation and amortization included in operations	691	1,057
Interest expense, net of noncash preferred stock dividends	(2,259)	(2,194)
Net change in operating assets and liabilities	(6,446)	(4,826)
Other operating cash flows	(22)	84

Net cash flows from continuing operations	(4,708)	(3,130)
Net cash flows from discontinued operations	(976)	(4,753)

Net cash flows from operating activities	$(5,684)	$(7,883)

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
All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, he has the ability to require the Company to repurchase its preferred stock after the repayment of amounts due under the bank credit agreement. The aggregate amount of redeemable preferred stock as of February 28, 2005 is approximately $22.1 million and is not included in the table above.

RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 2004
Results Derived from Operating Businesses —
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
Results Derived from Derivative Instrument —
The net change in the value of the interest rate swap agreement discussed in Note 6 to the Condensed Consolidated Financial Statements was approximately $0.1 million in the three months ended February 28, 2005 and $0.2 million in the three months ended February 29, 2004. The interest rate swap agreement terminated on December 31, 2004.

Interest Expense and Debt Related Costs —
Interest expense was approximately $1.6 million and $1.1 million for the three-month periods ended February 28, 2005 and February 29, 2004, respectively. The increase is attributable to $0.5 million of preferred stock dividends classified as interest expense in the current year period. The effects of an increase in variable interest rates to which a significant amount of the debt is subject and an increase in average outstanding debt during the current year period offset the favorable effect of the interest rate swap agreement termination on December 31, 2004.
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
RESULTS OF CONTINUING OPERATIONS — SIX MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 2004
Results Derived from Operating Businesses —
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
Results Derived from Derivative Instrument —
The net change in the value of the terminated interest rate swap agreement was approximately $0.4 million in the six months ended February 28, 2005 and $0.5 million in the six months ended February 29, 2004.
Interest Expense and Debt Related Costs —
Interest expense increased to approximately $3.3 million for the six months ended February 28, 2005 from approximately $2.2 million for the same six-month period in the prior year. The increase is primarily attributable to $1.0 million of preferred stock dividends classified as interest expense in the current year period. The increase is also a result of the previously-discussed increase in variable interest rates and the increase in average outstanding debt during the current year period, net of the favorable effect of the interest rate swap agreement termination on December 31, 2004.
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
Disclosure Controls and Procedures
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. In connection with the restatement described in Note 2 to the Company’s condensed consolidated financial statements, management determined that there was a material weakness in the Company’s internal control over financial reporting as of February 28, 2005, as more fully described below. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of February 28, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness discussed below.
Restatement of Previously Issued Financial Statements
As more fully described in Note 2 to the unaudited condensed consolidated financial statements, management recently became aware that a correction was required to properly account for preferred stock dividends during the current fiscal year. Dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet during the six months ended February 28, 2005 were recorded as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability. As a result of the determination of this accounting error, the Company has determined that a significant deficiency in internal controls existed related to the accounting for preferred stock dividends for the period September 1, 2004 through May 31, 2005. Specifically, the Company did not have adequate controls over the presentation of preferred stock dividends nor the proper evaluation of the relevant accounting literature related to such dividends. This deficiency resulted in the restatement of the Company’s interim period financial statements for the quarters ended November 30, 2004, February 28, 2005 and May 31, 2005. Additionally, this control deficiency could result in a misstatement of preferred stock dividends that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:

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