Form 10-Q/A
period 2005-05-31
BULL RUN CORP
filed 2005-09-13
CIK 319697

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
Restatement of condensed consolidated financial statements
We are amending this Form 10-Q for the quarterly period ended May 31, 2005 to restate our unaudited condensed consolidated financial statements for the three months and nine months ended May 31, 2005. On September 8, 2005, the Audit Committee of the Company’s Board of Directors determined that the Company’s interim financial statements for each of the quarterly periods ended November 30, 2004, February 28, 2005 and May 31, 2005 should be restated to correct errors related to the Company’s accounting for dividends on redeemable preferred stock and to report such preferred stock as a current liability on the balance sheet. As discussed further in Note 2 to the condensed consolidated financial statements, the Company had incorrectly recorded dividends accruing on the Company’s redeemable preferred stock as a reduction of stockholders’ equity rather than interest expense in the statement of operations. In addition, the redeemable preferred stock had been incorrectly reported as a noncurrent liability. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement.
The Items of the Company’s Form 10-Q/A for the quarter ended May 31, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures. Further, Part II, Item 6 of this Form 10-Q/A includes currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.
The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the quarter ended May 31, 2005 as filed on July 14, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for the information presented in Note 12 to the condensed consolidated financial statements, which discusses the entry into, on August 2, 2005, an agreement and plan of merger of Bull Run, Triple Crown Media, Inc. and a wholly owned subsidiary of Triple Crown.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BULL RUN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	May 31,	August 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$897	$450
Accounts receivable, net of allowance of $358 and $309 as of May 31, 2005 and August 31, 2004, respectively	7,465	5,219
Inventories	753	663
Prepaid costs and expenses	1,134	1,757

Total current assets	10,249	8,089
Property and equipment, net	2,794	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	7,770	8,308
Other assets	998	997

	$62,175	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (including $4,519 payable to related parties as of May 31, 2005 and none as of August 31, 2004)	$69,125	$590
Accounts payable	4,132	5,866
Deferred revenue	1,691	4,819
Accrued fees payable to related party	1,318	1,721
Advances from stockholder	6,050	4,550
Accrued and other liabilities	11,654	9,215
Net current liabilities of discontinued segment	804	474
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares; $7,585 liquidation value)	7,585
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000

Total current liabilities	116,856	27,235
Long-term debt (including $3,019 payable to related parties)		64,625
Other liabilities, excluding redeemable preferred stock	257	497
Net noncurrent liabilities of discontinued segments	448	840
Redeemable preferred stock:
Series D preferred stock (issued and outstanding 12.5 shares; $12,497 liquidation value)		12,497
Series E preferred stock (issued and outstanding 9.8 shares; $9,799 liquidation value)		9,799
Series F preferred stock (issued and outstanding 2.0 shares; $2,000 liquidation value)		2,000

Total liabilities	117,561	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,890 and 5,386 shares as of May 31, 2005 and August 31, 2004, respectively)	69	54
Additional paid-in capital	84,471	81,706
Accumulated deficit	(139,926)	(138,311)

Total stockholders’ deficit	(55,386)	(56,551)

	$62,175	$60,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(restated)		(restated)
Revenue from services rendered	$12,949	$12,773	$54,058	$48,611

Operating costs and expenses:
Direct operating costs of services rendered	7,664	8,426	36,460	32,029
Selling, general and administrative	4,693	4,577	13,319	13,436
Amortization and impairment of acquisition intangibles	179	3,613	538	4,240

Total operating costs and expenses	12,536	16,616	50,317	49,705

Operating income (loss)	413	(3,843)	3,741	(1,094)

Other income (expense):
Net change in value of derivative instrument		400	412	947
Interest expense, related parties	(527)	(69)	(1,578)	(79)
Interest expense, other	(1,015)	(1,067)	(3,255)	(3,251)
Debt issue cost amortization, related parties	(239)	(217)	(675)	(652)
Debt issue cost amortization, other	(111)	(77)	(275)	(226)
Other income (expense)	(2)	(63)	7	(74)

Loss from continuing operations	(1,481)	(4,936)	(1,623)	(4,429)
Income (loss) from discontinued operations	(15)	(1,400)	8	(4,719)

Net loss	(1,496)	(6,336)	(1,615)	(9,148)

Preferred dividends		(568)		(1,658)

Net loss available to common stockholders	$(1,496)	$(6,904)	$(1,615)	$(10,806)

Earnings (loss) per share available to common stockholders, basic and diluted:
Continuing operations	$(0.22)	$(1.15)	$(0.25)	$(1.34)
Discontinued operations	(0.00)	(0.29)	0.00	(1.04)

	$(0.22)	$(1.44)	$(0.25)	$(2.38)

Weighted average number of common shares outstanding:
Basic and diluted	6,887	4,798	6,376	4,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Unaudited)
(Amounts in thousands)

	Redeemable
	Preferred	Common Stock
	Stock	Shares	Amount
As of September 1, 2004	$24,296	5,386	$54
Conversion of redeemable preferred stock to shares of common stock	(2,214)	316	3
Issuance of common stock		1,188	12

As of May 31, 2005	$22,082	6,890	$69

	Additional		Total
	Paid-In	Accumulated	Stockholders’
	Capital	Deficit	Deficit
		(restated)	(restated)
As of September 1, 2004	$81,706	$(138,311)	$(56,551)
Conversion of redeemable preferred stock to shares of common stock	2,211		2,214
Issuance of common stock	554		566
Net loss		(1,615)	(1,615)

As of May 31, 2005	$84,471	$(139,926)	$(55,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BULL RUN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	May 31,
	2005	2004
	(restated)
Cash flows from operating activities:
Net loss	$(1,615)	$(9,148)
Loss (income) from discontinued operations	(8)	4,719
Adjustments to reconcile net loss to net cash used in continuing operations:
Provision for bad debts	107	(23)
Depreciation, amortization and intangibles impairment	1,947	5,951
Net change in value of derivative instrument	(412)	(947)
Interest accrued on redeemable preferred stock	1,520
Change in operating assets and liabilities:
Accounts receivable	(2,352)	1,401
Inventories	(90)	(129)
Prepaid costs and expenses	697	655
Accounts payable and other current liabilities	(4,090)	(6,648)
Other long-term liabilities	169	(20)

Net cash used in continuing operations	(4,127)	(4,189)
Net cash used in discontinued operations	(1,197)	(4,813)

Net cash used in operating activities	(5,324)	(9,002)

Cash flows from investing activities:
Capital expenditures	(58)	(285)
Other investing activities	(12)	(62)

Net cash used in continuing operation investing activities	(70)	(347)
Net cash provided by discontinued operation investing activities	1,133	182

Net cash provided by (used in) investing activities	1,063	(165)

Cash flows from financing activities:
Borrowings from revolving line of credit	3,000
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500	3,300
Repayments on long-term debt	(590)
Debt issue costs	(445)	(41)
Preferred stock dividends paid	(257)
Issuance of preferred stock		2,000

Net cash provided by continuing operation financing activities	4,708	5,259

Net increase (decrease) in cash and cash equivalents	447	(3,908)
Cash and cash equivalents, beginning of period	450	4,520

Cash and cash equivalents, end of period	$897	$612

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

2. RESTATEMENT OF FINANCIAL STATEMENTS
In September 2005, the Company became aware that it had incorrectly recorded dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability in the balance sheet for the period ending May 31, 2005. The accompanying condensed consolidated financial statements for the three months and nine months ended May 31, 2005 have been restated for the correction of such errors. The restatement had no effect on total liabilities, no effect on total cash flows from operating, investing or financing activities, and no effect on earnings (loss) per share available to common stockholders. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement.
A comparison of the Company’s consolidated financial position, results of operations and cash flows prior to and following the restatement follows:

	As	As Previously
	Restated	Reported
Condensed Consolidated Balance Sheets
As of May 31, 2005:
Current liability — redeemable preferred stock	$22,082	$0
Total current liabilities	116,856	94,774
Noncurrent liability — redeemable preferred stock	0	22,082

Condensed Consolidated Statements of Operations
Three Months Ended May 31, 2005:
Interest expense, related parties	$(527)	$(83)
Interest expense, other	(1,015)	(971)
Loss from continuing operations	(1,481)	(993)
Net loss	(1,496)	(1,008)
Preferred dividends	0	(488)
Net loss available to common stockholders	(1,496)	(1,496)

Nine Months Ended May 31, 2005:
Interest expense, related parties	$(1,578)	$(245)
Interest expense, other	(3,255)	(3,068)
Loss from continuing operations	(1,623)	(103)
Net loss	(1,615)	(95)
Preferred dividends	0	(1,520)
Net loss available to common stockholders	(1,615)	(1,615)

Condensed Consolidated Statements of Cash Flows
Nine Months Ended May 31, 2005:
Net loss	$(1,615)	$(95)
Interest accrued on redeemable preferred stock	1,520	0

3. LIQUIDITY
As of May 31, 2005, the Company’s negative working capital was $106,607, including $22,082 of redeemable preferred stock, $58,932 of bank debt maturing on November 30, 2005, $8,693 of subordinated debt maturing on January 17, 2006 (of which, $3,019 is payable to the Company’s Chairman) and $1,500 of subordinated debt (payable to a company affiliated with the Company’s Chairman) maturing on February 28, 2006. Certain current liabilities, including deferred revenue of $1,691, advances from stockholder of $6,050 and certain accrued preferred stock dividends of $3,281, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 30, 2005 maturity date of the bank credit facility. In prior fiscal years, the Company reported substantial losses and consumed substantial cash in its operations. The Company has previously funded its liquidity needs through the sale of investments, the issuance of preferred stock and other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. During the nine months ended May 31, 2005, a company affiliated with the Company’s Chairman provided cash of $1,500 used for working capital purposes in connection with the Company’s issuance of the previously-discussed $1,500 subordinated note. The Company’s Chairman has committed to fund the necessary cash to ultimately repay this note, and in addition, the Chairman provided an additional $1,500 cash advance to the Company during the current fiscal year, the proceeds from which were used for working capital purposes. Based upon the Company’s forecasted operating cash flows and capital expenditures for the remainder of its fiscal year ending August 31, 2005, management believes the Company has sufficient liquidity until the November 30, 2005 maturity date of its bank credit agreement.
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
6. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS
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
9. PREFERRED STOCK
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
All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock exceeded 50% at August 31, 2004 for the first time, he has the ability to require the Company to repurchase its preferred stock. Accordingly, effective August 31, 2004, the Company follows the policy of classifying all issued and outstanding preferred stock as liabilities in the consolidated balance sheet. At May 31, 2005, the Company has reported its redeemable preferred stock as a current liability. Because the Company’s bank credit agreement, which prohibits redemption of preferred stock prior to the repayment of amounts due under the agreement, expires within one year, the preferred shares could also be required to be redeemed within one year of May 31, 2005. During the nine months ended May 31, 2005, the Company has reflected dividends as interest expense in the statement of operations. As of May 31, 2005, 89.5% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates.
All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.
10. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(restated)		(restated)
Income (loss) for computation of basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1,481)	$(4,936)	$(1,623)	$(4,429)
Preferred dividends		(568)		(1,658)

Loss from continuing operations available to common stockholders	(1,481)	(5,504)	(1,623)	(6,087)
Income (loss) from discontinued operations	(15)	(1,400)	8	(4,719)

Net loss available to common stockholders	$(1,496)	$(6,904)	$(1,615)	$(10,806)

Weighted average number of common shares outstanding for the computation of basic and diluted earnings (loss) per share	6,887	4,798	6,376	4,546

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.22)	$(1.15)	$(0.25)	$(1.34)
Discontinued operations	(0.00)	(0.29)	0.00	(1.04)

Net loss available to common stockholders	$(0.22)	$(1.44)	$(0.25)	$(2.38)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT OF FINANCIAL STATEMENTS
In September 2005, Bull Run Corporation (“Bull Run” or the “Company”) became aware that it had incorrectly recorded dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability in the balance sheet for the period ending May 31, 2005. The accompanying condensed consolidated financial statements for the three months and nine months ended May 31, 2005 have been restated for the correction of such errors. The restatement had no effect on total liabilities, cash or cash flows (except for an increase in “Net loss” offset by the amount reported as “Interest accrued on redeemable preferred stock” presented in the Condensed Consolidated Statement of Cash Flows), and no effect on earnings (loss) per share available to common stockholders. Only the interim fiscal periods subsequent to August 31, 2004, the date as of which the Company’s preferred stock was reclassified from stockholders’ equity to liabilities, required restatement. See further discussion of the restatement in Note 2 to the condensed consolidated financial statements.
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

Historical Cash Flow Information – Cash Flows from Operating Activities –
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Nine Months Ended
	May 31,
	2005	2004
Operating income (loss) from continuing operations	$3,741	$(1,094)
Depreciation, amortization and impairment charges included in the operating loss	997	5,073
Interest expense, net of noncash preferred stock dividends	(3,313)	(3,330)
Net change in operating assets and liabilities	(5,559)	(4,764)
Other operating cash flows	7	(74)

Net cash flows from continuing operations	(4,127)	(4,189)
Net cash flows from discontinued operations	(1,197)	(4,813)

Net cash flows from operating activities	$(5,324)	$(9,002)

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following summarizes the Company’s contractual obligations as of May 31, 2005 (amounts in 000’s):

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
All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, he has the ability to require the Company to repurchase its preferred stock after the repayment of amounts due under the bank credit agreement. The aggregate amount of redeemable preferred stock as of May 31, 2005 is approximately $22.1 million and is not included in the table above.

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
Interest Expense and Debt Related Costs –
Interest expense was approximately $1.5 million and $1.1 million for the three-month periods ended May 31, 2005 and 2004, respectively. The increase is attributable to $0.5 million of preferred stock dividends classified as interest expense in the current year period. The effects of an increase in variable interest rates to which a significant amount of the debt is subject and an increase in average outstanding debt during the current year period offset the favorable effect of the interest rate swap agreement termination on December 31, 2004.
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
Interest Expense and Debt Related Costs –
Interest expense was approximately $4.8 million and $3.3 million for the nine months ended May 31, 2005 and 2004, respectively. The increase is attributable to $1.5 million of preferred stock dividends classified as interest expense in the current year period. As previously discussed, the increase in variable interest rates and the increase in average outstanding debt during the current year period was offset by the favorable effect of the interest rate swap agreement termination on December 31, 2004.
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
Disclosure Controls and Procedures
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. In connection with the restatement described in Note 2 to the Company’s condensed consolidated financial statements, management determined that there was a material weakness in the Company’s internal control over financial reporting as of May 31, 2005, as more fully described below. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of May 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness discussed below.
Restatement of Previously Issued Financial Statements
As more fully described in Note 2 to the unaudited condensed consolidated financial statements, management recently became aware that a correction was required to properly account for preferred stock dividends during the current fiscal year. Dividends accruing on the Company’s series D, series E and series F redeemable preferred stock reported as a liability on the balance sheet during the nine months ended May 31, 2005 were recorded as “Preferred dividends” instead of “Interest expense.” As a result, interest expense, loss from continuing operations and net loss were understated and preferred dividends were overstated for the current fiscal year. In addition, the Company determined that the redeemable preferred stock should be reported as a current liability rather than as a noncurrent liability. As a result of the determination of this accounting error, the Company has determined that a significant deficiency in internal controls existed related to the accounting for preferred stock dividends for the period September 1, 2004 through May 31, 2005. Specifically, the Company did not have adequate controls over the presentation of preferred stock dividends nor the proper evaluation of the relevant accounting literature related to such dividends. This deficiency resulted in the restatement of the Company’s interim period financial statements for the quarters ended November 30, 2004, February 28, 2005 and May 31, 2005. Additionally, this control deficiency could result in a misstatement of preferred stock dividends that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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