Form 10-K
period 2005-08-31
BULL RUN CORP
filed 2005-11-08
CIK 319697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-9385
BULL RUN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction incorporation or organization)	58-2458679 (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)
Registrant’s telephone number, including area code (404) 266-8333
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,552,489 based on the price at which Bull Run’s common stock was last sold on February 25, 2005, the last business day of Bull Run’s most recently completed second fiscal quarter, as reported on the Pink Sheets, a centralized quotation service for OTC securities. The number of shares outstanding of Bull Run’s common stock as of October 31, 2005 was 6,889,767.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

None	Not Applicable

BULL RUN CORPORATION
FORM 10-K
For the fiscal year ended August 31, 2005

PART I
Item 1. Business
General
Bull Run Corporation, also referred to as Bull Run or the Company, based in Atlanta, Georgia, conducts a sports and affinity marketing, printing and publishing, and association management company through its sole operating business, Host Communications, Inc., or Host. Host’s Collegiate Marketing and Production Services business segment provides sports marketing and production services to a number of collegiate conferences and universities, and, through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Host’s Association Management Services business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.
In August 2005, Bull Run announced its intention, subject to shareholder approval, to merge with Triple Crown Media, Inc., or TCM, a newly-formed company. Following the merger, TCM would be comprised of Host’s Collegiate Marketing and Production Services business, Host’s Association Management Services business and the newspaper publishing business and Graylink Wireless business currently operated by Gray Television, Inc., or Gray.
Pursuant to the plan of merger, Bull Run would be merged with and into BR Acquisition Corp. (a wholly owned subsidiary of TCM) immediately following Gray’s transfer to TCM of the equity interests of Gray Publishing, LLC and Graylink Wireless, and the distribution of TCM’s outstanding shares of common stock owned by Gray to Gray’s stockholders, referred to as the Spin-off. In the merger, each Bull Run shareholder will receive 0.0289 shares of TCM common stock for each share of Bull Run common stock owned. In the merger, Bull Run preferred stock held by non-affiliated holders will be redeemed for its redemption value as of the date of the transaction. Holders of preferred stock and other loans to Bull Run who are affiliates of Bull Run, including J. Mack Robinson, Gray’s current Chairman and Chief Executive Officer and Chairman of the Board of Bull Run, will receive shares of TCM common stock in exchange for shares of Bull Run series F preferred stock and accrued and unpaid dividends thereon; shares of TCM series A convertible preferred stock in exchange for shares of Bull Run series D and series E preferred stock and accrued and unpaid dividends thereon; and shares of TCM series B convertible preferred stock in exchange for cash previously advanced to Bull Run. The agreement is subject to certain closing conditions, including the approval of Bull Run’s shareholders. TCM has received a long-term financing commitment from bank lenders that will accommodate the payment of a $40 million cash distribution to Gray contemplated in connection with the Spin-off, the redemption in cash of all Bull Run preferred stock held by those other than the Chairman and his affiliates, the refinancing of all of the surviving corporation’s bank and subordinated indebtedness, and transaction and financing costs.
For financial information for each of our business segments described below, see Note 19 of the Notes to Consolidated Financial Statements appearing in Item 8 “Financial Statements and Supplementary Data.”
Collegiate Marketing and Production Services Segment
Collegiate Sports — The Company, through Host, provides sports and marketing services for a number of NCAA Division I universities and athletic conferences. The agreements relating to the services rendered by the Company vary by school or conference, but typically provide for some or all of the following:
•	production of radio and television broadcasts of certain athletic events and coaches’ shows;
•	sale of advertising during radio and television broadcasts of games and coaches’ shows;
•	sale of media advertising and venue signage;
•	sale of “official sponsorship” rights to corporations;
•	publishing, printing and vending of game-day and other programs;
•	creative design of materials, video production, and construction and management of Internet web sites; and

•	coaches’ endorsements and pay-per-view telecasts.
Institutions and organizations with which the Company has agreements include the University of Arizona, Florida State University, the University of Kentucky, the University of Michigan, Oklahoma State University, the University of Tennessee, the University of Texas and the Southeastern Conference. The Company also has marketing rights to the SBC Red River Rivalry featuring the University of Texas and University of Oklahoma’s annual football game, and the Lone Star Showdown series of games featuring the University of Texas and Texas A&M University. In addition, the Company has published Dave Campbell’s Texas Football Magazine and has had marketing rights to an annual series of football games that feature six prominent Texas high school teams. Contracts with institutions and organizations for marketing and production services are generally three to ten years in length and require the Company to pay to the institution or organization an annual guaranteed rights fee, a percentage of revenues or profits derived from the relationship, or a combination thereof. The percentage of revenues derived by the Company under contracts for the multi-media marketing rights described above that are ultimately shared with the institution and organization is generally greater than 50% and the percentage of revenue shared typically increases upon reaching certain total revenue threshold amounts as specified in the agreements. For the fiscal year ended August 31, 2005, the Company’s rights fee expense was approximately $22.3 million, of which, approximately $15.9 million represented guaranteed rights fees.
Under an agreement with CBS Sports, which expires in June 2007, the Company has the exclusive rights to produce, distribute and sell all of the approximately 150 game programs and publications in connection with 87 NCAA championships, including the Men’s and Women’s Final Four Division I basketball championships. Host has published NCAA championship programs since 1977. The agreement with CBS Sports requires the Company to pay to CBS Sports an annual guaranteed rights fee and internally incur the cost of producing the NCAA championship programs and publications, and in return, the Company generates and retains print advertising and vending revenues derived in connection with such programs and publications.
In addition to the publishing rights through CBS Sports, the Company has an exclusive agreement with NCAA Football USA, Inc., or NCAA Football, a not-for-profit entity organized to promote college football. Under the terms of the agreement, the Company manages the entity, licenses certain trademarks for corporate sponsorships or for merchandise for resale and is entitled to retain 40% of all revenues derived through the sale of corporate sponsorships and all merchandise licensing associated with the brand. Through its Integrated Media Group, the Company produces various commercial spots and other media to promote the brand. The Company’s current contract with NCAA Football expires in 2013.
Integrated Media Group — Under Host, the Company produces more than 700 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. The Company’s publications include game programs, media guides, posters and marketing brochures. The Company also provides high quality printing services for corporations and not-for-profit organizations nationwide, consisting of directories, annual reports, brochures, posters, programs and catalogs.
The Company produces television programs, videos, radio broadcasts, commercial audio and Internet related services, and administers the regional radio networks of seven NCAA Division I universities and the Southeastern Conference. The Company’s digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.
Association Management Services Segment
Under Host, the Association Management Services segment provides a full range of management services to multi-national associations, including the National Tour Association (a nearly 4,000-member global association for the packaged travel industry, which has been a client since 1974), Quest International Users Group, Inc. (a not-for-profit association for users of JD Edwards Enterprise One and World software and PeopleSoft Enterprise software), the International SPA Association and the

International Coach Federation (a global association of personal and business coaches having over 8,000 members). The Company’s services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet web site management and membership growth activities.
Discontinued Segments
In August 2004, the Company announced its intent to suspend and sell its Affinity Events business segment due to the segment’s historical operating losses and the Company’s intention to focus on its collegiate, printing and publishing and association management businesses. In December 2004, the Company sold the Affinity Events business. The Company’s Affinity Events segment formerly produced and managed large participatory sporting events throughout the United States and Canada. In connection with these events, the Company provided professional marketing and management services to corporations. The Company organized and promoted the events, sold national, regional and local sponsorships and advertising, and generated merchandise sales. Sponsors and advertisers received, among other benefits, on-site consumer interactive opportunities, print and other media advertising, and signage. Events tours operated under the Affinity Events segment included the “Hoop-It-Up®” 3-on-3 basketball tour and the “3v3 Soccer Shootout.” The Company also created and executed specific events and promotional tours for corporate clients, including mobile marketing units.
The Company formerly provided consulting services to Gray from time to time. Consulting services have included transaction search, analysis, due diligence, negotiation and closing. Fees were based on a rate of 1% of transaction value. Such services ceased in October 2002.
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
Sales and Marketing
The Company not only provides corporations and organizations a wide array of advertising and sponsorship opportunities to associate its brand, product or service with collegiate sports, specific universities and collegiate conferences, and multi-national associations, but also by virtue of the Company’s printing, publishing, broadcast, Internet and other media production capabilities provides its customers with support in preparing advertising materials in connection with its marketing rights agreements with such universities and conferences and its association management contracts. The Company also provides sports and marketing services for a number of NCAA Division I universities and conferences under contracts typically ranging from three to ten years in length. The Company intends to continue to seek long-term multi-media rights agreements. Initial multi-media rights agreements with universities and conferences generally result from a competitive bid proposal process. These contracts generally contain provisions for exclusive negotiation periods of contract renewal terms.
The Company employs a full-time national sales and marketing staff and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote the Company’s expertise and range of services. The Company solicits prospective clients and advertisers through its sales team and through personal contacts by members of Host’s management. Each university, athletic conference and association property has its own dedicated sales team that solicits local sponsorship and advertising arrangements, complemented by a national/regional sales team. Some contracts for corporate sponsorship and advertising are for periods of more than one year. Personnel assigned to university and athletic conference properties are generally located at or near the particular university campuses or athletic conference location.

Competition
As a provider of marketing services, the Company competes with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very intense and highly fragmented. In the collegiate sports marketing industry, the Company principally competes with companies that hold marketing rights to a greater number of university properties, such as Learfield Sports and ISP Sports, companies that have greater financial resources than the Company, such as ESPN Regional and Viacom Sports, and companies that have a concentration in a single area of marketing rights, as Action Sports Media does in the area of arena signage. The Company has chosen to focus its resources on acquiring marketing rights to NCAA Division I universities and conferences that have large concentrated fan bases, and on opportunities to obtain a significant amount of the marketing rights provided by universities and conferences. The Company believes that Host Communications is the most recognized name in the industry due in part to its founder establishing the first-ever radio rights agreement for NCAA championships in 1974 and creating the NCAA corporate partner program in 1985, and that the business has a reputation for creativity and high quality. The Company also believes that it has the most vertically-integrated company among those in the industry, as a result of its printing and publishing operation and its internet web site development and management capabilities. In its recent past, the Company’s competitive disadvantage has been primarily that its financial condition has been impaired by the operating losses produced by its Affinity Events business segment, which was discontinued and sold in 2004. However, the Company believes that the anticipated improved financial stability provided by the proposed merger with TCM will significantly reduce this competitive disadvantage.
The Company has a negligible market share of the association management business, an industry dominated by large companies such as SmithBucklin Corporation. Despite the size of certain association management companies, the industry includes a significant number of companies the size of or smaller than the Company. The Company believes that its association management capabilities are customized to meet its clients’ needs, with senior staff assigned to serve only one association, and that this customization and individual attention provides it a competitive advantage to associations seeking value-added services. The Company also believes that its printing, publishing, media production and Internet in-house capabilities provide it a competitive advantage. Like the collegiate marketing business, the association management business has endured the competitive disadvantage caused by the effects on its financial condition caused by the discontinued Affinity Events business segment. Other competitive disadvantages result from the few number of associations currently managed by the Company, and the lack of having an accreditation with for example, the American Society of Association Executives Accreditation Program.
Seasonality
The Company’s Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived from the period beginning in September and concluding in March, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons.
Employees
The Company has approximately 270 full-time employees, of whom, approximately 225 are employed by Host at its Lexington, Kentucky facilities. The rest of the employees are located in offices throughout the United States supporting either sales or the collegiate properties. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are satisfactory.
Executive Officers
The information contained in Item 10 hereof is incorporated herein by reference.

Available Information
The Company’s Internet address is www.bullruncorp.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC reports can be accessed through the “SEC Reports” link in the index on our web site. Other information found on our web site is not part of this or any other report we file with or furnish to the SEC.
The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.
Item 2. Properties
The Company’s executive offices are located in Atlanta, Georgia in approximately 2,000 square feet of office space leased on a month-to-month basis from Delta Life Insurance Company, a company in which the Company’s Chairman of the Board is an executive officer and principal stockholder.
The Company owns seven acres of land and a building with approximately 25,000 square feet of production, office and warehouse space in Lexington, Kentucky for Host’s Printing and Publishing Divisions. Host also has approximately 41,000 square feet of leased office space in two locations in Lexington expiring in April 2006; approximately 49,000 square feet of office space under lease in Dallas, Texas through December 2005, of which, all space except approximately 1,700 square feet still utilized by the Company is currently subleased through December 2005; and approximately 4,300 square feet of office space under lease in New York City through August 2010, all of which has been subleased. Host also has small regional and local field offices primarily located close to the universities and conferences with which it has contracts.
Item 3. Legal Proceedings
Sarkes Tarzian, Inc. v. Bull Run Corporation and Gray Television, Inc.
In January 1999, the Company acquired shares of Sarkes Tarzian, Inc., or Tarzian, common stock, $4.00 par value, or the Tarzian Shares, from the Estate of Mary Tarzian, or the Estate, for $10.0 million. In March 1999, the Company and Gray entered into an option agreement whereby Gray purchased an option to acquire the Tarzian Shares from the Company, and in December 2001, Gray exercised such option, purchasing the Tarzian Shares from the Company for $10.0 million. During the option period, the Company received fees from Gray in the aggregate amount of $3.2 million.
On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian and against the Estate for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and on October 3, 2005, the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian has also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery, and on June 16, 2005, the Court denied Tarzian’s motion. On July 21, 2005, Tarzian filed a notice of appeal to the Seventh Circuit Court of Appeals from the District

Court’s denial of its motion for new trial and entry of final judgment for the Estate, which is pending. The Company is not directly involved in this litigation, but has been the subject of litigation related to this matter as described below.
On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claim. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court as described in the preceding paragraph. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur or when Tarzian’s claim against the Estate will be resolved.
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matter to a vote of security holders during the quarter ended August 31, 2005.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Market Information —
The Company’s common stock, par value $.01 per share, is quoted on the Pink Sheets (www.pinksheets.com) centralized quotation service for OTC securities under the symbol “BULL.PK.” Until January 2004, the Company’s common stock was traded on the Nasdaq SmallCap Market under the symbol “BULL.” The following table sets forth for each period indicated the high and low sale prices for the Company’s common stock as reported by the Pink Sheets and previously, by The Nasdaq Stock Market. Such prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions.

	High	Low
Fiscal Year Ended August 31, 2004
First Quarter ended November 30, 2003	$3.61	$1.01
Second Quarter ended February 29, 2004	1.80	.51
Third Quarter ended May 31, 2004	.65	.48
Fourth Quarter ended August 31, 2004	.50	.18

Fiscal Year Ended August 31, 2005
First Quarter ended November 30, 2004	$.85	$.23
Second Quarter ended February 28, 2005	.70	.36
Third Quarter ended May 31, 2005	.91	.60
Fourth Quarter ended August 31, 2005	.90	.38
Holders —
As of October 31, 2005, there were 2,091 holders of record of the Company’s common stock.
Dividends —
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
Item 6. Selected Financial Data
The following tables set forth certain selected historical consolidated financial data of the Company. The selected consolidated financial data as of and for the fiscal years ended August 31, 2005, 2004 and 2003; as of and for the two months ended August 31, 2002; and as of and for the fiscal years ended June 30, 2002 and 2001 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the two months ended August 31, 2001 are derived from unaudited condensed consolidated financial information of the Company. The unaudited condensed consolidated financial information includes all adjustments, consisting of normal, recurring items, which the Company considers necessary for a fair statement of its financial position and results of operations for the period. This information should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA
(Dollar and share amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

				Two Months Ended
	Year Ended August 31,			August 31,		Year Ended June 30,
	2005	2004	2003	2002	2001	2002	2001
					(Unaudited)
Total revenue	$61,879	$55,779	$64,129	$4,591	$7,853	$93,813	$96,136
Loss from continuing operations	(5,141)	(7,137)	(28,444)	(3,946)	(3,490)	(32,278)	(16,143)
Net loss	(5,290)	(14,611)	(37,986)	(5,355)	(3,428)	(34,558)	(18,704)
Net loss available to common stockholders	(5,290)	(16,848)	(39,135)	(5,448)	(3,473)	(34,954)	(18,704)
Loss from continuing operations available to common stockholders per basic and diluted common share	$(0.81)	$(2.01)	$(7.42)	$(1.07)	$(0.98)	$(8.96)	$(4.57)
BALANCE SHEET DATA:

	As of August 31,				As of June 30,
	2005	2004	2003	2002	2002	2001
Working capital (deficit)	$(26,229)	$(19,146)	$(12,034)	$(32,252)	$(26,827)	$(16,951)
Investment in affiliated companies	-0-	-0-	-0-	25,013	25,115	50,399
Total assets	64,676	60,942	73,812	143,780	151,007	201,061
Amounts due to (due from) related parties	11,786	9,290	96	(127)	(100)	68
Long-term obligations	61,625	64,625	72,641	93,091	98,091	107,693
Redeemable preferred stock, noncurrent liability	22,082	24,296	-0-	-0-	-0-	-0-
Stockholders’ deficit	(59,061)	(56,551)	(27,002)	(2,188)	(1,274)	37,604
NOTES TO THE SELECTED FINANCIAL DATA
The changes from year to year are primarily a result of the following items:

2005	— Bank debt of $7.5 million classified as a current liability at August 31, 2005 (noncurrent at August 31, 2004.)

2004	— Intangibles impairment charge of $3.3 million; classification of redeemable preferred stock of $24.3 million as a noncurrent liability (of which, $19.7 million is held by the Company’s Chairman or one of his affiliates) since the Chairman’s beneficial ownership of the Company’s outstanding common stock exceeded 50% at August 31, 2004 for the first time (such preferred stock was previously included as a component of stockholders’ deficit).

2003	— Sale of investments in Gray Television, Inc. common stocks, warrants for Gray common stocks and Rawlings Sporting Goods Company, Inc. common stock, resulting in an aggregate gain of $17.2 million, with $38 million of the proceeds being applied to long-term debt; impairment charge of $30.5 million taken to reduce the carrying value of goodwill and other acquisition intangible assets (of which, $7.0 million included in discontinued operations); and an aggregate of $5.2 million in valuation impairment charges taken to reduce carrying value of investments in affiliates and non-trade receivables.

2002	— Sale of investments in Gray preferred stock and Sarkes Tarzian, Inc. common stock with such proceeds being applied to long-term debt; and the acceleration of costs and expenses, including an intangibles impairment charge of $6.6 million, as a result of a change in a significant contractual relationship; proportionate share of Gray’s accounting change cumulative effect adjustment, net of tax.
No dividends were declared or paid during the periods presented.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Bull Run Corporation, or the Company, based in Atlanta, Georgia, conducts a sports and affinity marketing, printing and publishing, and association management company through its sole operating business, Host Communications, Inc., or Host. Host’s Collegiate Marketing and Production Services business segment provides sports marketing and production services to a number of collegiate conferences and universities, and through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Host’s Association Management Services business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.
In August 2005, Bull Run and Gray Television, Inc., or Gray, announced that Triple Crown Media, Inc., or TCM, BR Acquisition Corp. (a wholly owned subsidiary of TCM), and Bull Run had entered into an agreement and plan of merger, pursuant to which Bull Run will be merged with and into BR Acquisition Corp. immediately following Gray’s transfer to TCM of the equity interests of Gray Publishing, LLC and certain other assets, and the distribution of TCM’s outstanding shares of common stock owned by Gray to Gray’s stockholders, such transfer and distribution being referred to as the Spin-off. In the merger, each Bull Run shareholder will receive 0.0289 shares of TCM common stock for each share of Bull Run common stock owned. In the merger, Bull Run preferred stock held by non-affiliated holders will be redeemed for its redemption value as of the date of the transaction. Holders of preferred stock and other loans to Bull Run who are affiliates of Bull Run, including J. Mack Robinson, Gray’s current Chairman and Chief Executive Officer and Chairman of the Board of Bull Run, will receive shares of TCM common stock in exchange for shares of Bull Run series F preferred stock and accrued and unpaid dividends thereon; shares of TCM series A convertible preferred stock in exchange for shares of Bull Run series D and series E preferred stock and accrued and unpaid dividends thereon; and shares of TCM series B convertible preferred stock in exchange for approximately $6 million of cash previously advanced to Bull Run. The agreement is subject to certain closing conditions, including the approval of Bull Run’s shareholders.
TCM has received a long-term financing commitment from bank lenders that will accommodate the payment of a $40 million cash distribution to Gray contemplated in connection with the Spin-off, the redemption in cash of all Bull Run preferred stock held by those other than the Chairman and his affiliates, the refinancing of all of the surviving corporation’s bank and subordinated indebtedness, and transaction and financing costs.
CERTAIN RELATIONSHIPS
J. Mack Robinson, Chairman of the board of the Company, is the beneficial owner of approximately 58.6% of the Company’s common stock as of August 31, 2005, and Mr. Robinson and his affiliates also own shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $19.8 million as of that date representing approximately 89.5% of the aggregate face amount of all outstanding preferred stock on that date. Mr. Robinson is also Chief Executive Officer, Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 29.9% of the combined voting power of Gray’s two classes of common stock as of March 29, 2005. Robert S. Prather, Jr., President, Chief Executive Officer and a director of the Company, is President, Chief Operating Officer and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 2.8% of the combined voting power of Gray’s two classes of common stock as of March 29, 2005. Hilton H. Howell, Jr., the Company’s Vice President and Secretary, is Vice Chairman and a director of Gray, and the beneficial owner of Gray common stocks representing approximately 7.5% of the combined voting power of Gray’s two classes of common stock as of the same date. Beneficial ownership percentages include warrants and options to acquire shares of Gray common stocks that were exercisable on, or within 60 days after, such date.
Mr. Robinson personally guarantees substantially all of the debt outstanding under the Company’s bank credit facility. Under the terms of his guarantee, Mr. Robinson has the option to purchase the entire loan from the banks, and thereby would become the holder of the debt currently payable to the banks and the related lien on the Company’s assets.
W. James Host, a director of the Company until his resignation in January 2004, previously owned along with his wife, shares of the Company’s convertible preferred stock having an aggregate face amount of approximately $1.8 million. In October 2004, Mr. Host and his wife exercised their right to convert their shares of preferred stock to approximately 255,000 shares of the Company’s common stock. As of August 31, 2005, other officers or directors of the Company own shares of the Company’s preferred stock having an aggregate face value of approximately $0.2 million.
Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In its role under the agreement with Gray, the Company manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for the Company and Gray. As a result, the Company recognizes the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and expenses amounts paid to Gray under the rights-sharing agreement as a rights fee. During the fiscal year ended August 31, 2004, Gray paid $1.5 million under this provision, and as of August 31, 2005, the Company has accrued fees payable to Gray of approximately $1.2 million, comprised of $1.0 million of the $1.5 million paid by Gray on behalf of the Company in the fiscal year ended August 31, 2004, plus $0.2 million payable to Gray in connection with annual settlements of certain shared revenues and operating expenses. In April 2005, the Company, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, the Company and Gray entered into a new rights sharing agreement for the same 10-year period. Under this new agreement with Gray, the Company continues to recognize the total revenues derived and the total expenses incurred in connection with services performed on behalf of the university, and expenses amounts payable to Gray as a component of the Company’s rights fee expense. The amount payable to Gray will be 50% of the profit or loss to be derived from these marketing activities, as determined at the conclusion of each contract year. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year will be added to the annual settlement amount between the Company and Gray.
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
Revenue Recognition and Rights Fee Expenses —
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
In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.
Goodwill and Other Intangible Assets —
The Company’s accounting for goodwill is based on Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. Under the provisions of SFAS 142, the Company is not required to amortize goodwill, but is required to assess on at least an annual basis, the carrying value of goodwill associated with each of four distinct business units that comprise two business segments of the Company’s continuing operations to determine if an impairment in value has occurred. Until August 31, 2003, such an assessment was also required in connection with a discontinued business segment. Impairment charges are recorded if and when management concludes that the carrying amount of goodwill for any acquired business unit does not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the business units. In prior years, based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, goodwill impairment charges have been necessary to reduce the carrying value of goodwill to net realizable value, as further discussed in Note 8 to the consolidated financial statements.
The impairment analysis is based on the Company’s estimates of the net present value of future cash flows derived from each of four business units, and judgment is used in assessing whether the impairment analysis should be performed more frequently than annually. The determination of fair value requires significant management judgment including estimating operating cash flow to be derived in each of the four business units for the following three years, annual operating cash flow growth rates for each business unit beyond the next three years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. For each of two of the four business units, a future reduction in the estimated net present value of future cash flows derived from an affected business unit would likely result in an impairment charge that could approximate the amount of the reduction in the estimated net present value calculated for that business unit. Factors potentially leading to a reduction in the estimated present value of future cash flows could include (i) the loss of a significant customer or contract, (ii) significantly less favorable terms of new contracts and contract renewals, and (iii) prolonged economic downturns affecting corporate advertising spending.
If the Company concludes in the future that the adjusted carrying value of goodwill for any of the four business units comprising the Company’s continuing operations exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill as reported in the consolidated balance sheet.

Other purchased intangibles, including customer relationships, are amortized over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the acquisition of Host, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. The remaining value assigned to acquisition intangibles other than goodwill will continue to be amortized over a 16-year average life, at a rate of approximately $0.7 million per year. In prior years, the Company has determined that impairment charges have been necessary to reduce the carrying amount of certain customer relationship intangible assets, as further discussed in Note 8 to the consolidated financial statements. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.
Goodwill and intangible assets, net of accumulated amortization, were approximately $48.0 million as of August 31, 2005 and $48.7 million as of August 31, 2004, of which, goodwill was approximately $40.4 million as of each date. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 74% of the Company’s total assets as of August 31, 2005.
Deferred Income Taxes —
Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. As of August 31, 2005 the Company has recognized a full valuation allowance for net deferred tax assets thereby resulting in a carrying amount for deferred taxes in the balance sheet of zero. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax assets may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.
Valuation of Certain Non-Trade Receivables —
As of August 31, 2005, the Company has a non-trade subordinated note receivable from the purchaser of Datasouth Computer Corporation, or Datasouth, the Company’s former computer printer manufacturing company. The Company performs ongoing credit evaluations of parties from which such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. In the fiscal year ended August 31, 2003, a $1.7 million impairment charge reduced the carrying amount of the Company’s note receivable from the purchaser of Datasouth to estimated net realizable value. As a result of payments received on the note subsequent to the adjustment to net realizable value, the carrying amount of the subordinated note receivable has been reduced to approximately $0.8 million as of August 31, 2005.
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
Transactions with Related Parties —
The terms of all material transactions involving related persons or entities have been on terms similar to those of Company transactions with independent parties, or in cases where the Company has not entered into similar transactions with unrelated parties, on terms that were then believed to be representative of those that would likely be negotiated with independent parties. All material transactions with related parties are reviewed and approved by the independent directors of the Company. Although the Company might not have been otherwise able to enter into an agreement with an independent party to personally guarantee the Company’s bank debt, the terms by which the Company’s Chairman has been compensated for such personal guarantee were approved by the Company’s shareholders at the Company’s annual meeting of shareholders on January 7, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Credit Arrangements —
As of August 31, 2005, the Company’s indebtedness to its bank lenders was approximately $58.9 million. In October 2005, the bank credit agreement was amended to provide an additional $3 million in available financing, all of which was borrowed in October 2005. The agreement, having a maturity date of November 15, 2006 at which time all remaining amounts outstanding become due and payable, requires quarterly principal payments of $2.5 million each beginning February 28, 2006. The Company’s ability to meet the principal payment requirements is contingent upon continued investments in the Company’s debt or equity securities or cash advances by the Company’s Chairman. The agreement provides for no additional borrowing capacity beyond the additional $3 million borrowed in October 2005. The agreement requires the maintenance of interest coverage ratios, which are measured quarterly.
The Company’s debt to the banks is collateralized by a lien on all of the Company’s assets. In addition, the Company’s Chairman personally guarantees substantially all of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, it is likely that the bank lenders would call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby become the holder of the debt currently payable to the banks and the related lien on the Company’s assets. Through January 26, 2005, the Chairman has been compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. In August 2005, in return for the consideration that he is expecting to receive in the proposed merger with TCM, the Chairman agreed to permanently waive his right to receive compensation accrued since January 26, 2005. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company.
In September 2004, a company under the Chairman’s control provided the Company $1.5 million of cash which was used for working capital purposes, in exchange for a subordinated note bearing interest at 6% per annum. This note was refinanced by another company under the Chairman’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of December 31, 2006, as amended in October 2005. In January 2005, $1.5 million was received from the Company’s Chairman and used for working capital purposes. During the fiscal year ended August 31, 2004, the Company received approximately $6.6 million from the Company’s Chairman, of which $2 million was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of $4.55 million, plus the $1.5 million received in January 2005, is presented in the consolidated balance sheet as “Advances from stockholder.” If the TCM merger is consummated, the current terms of the merger provide that these advances, combined with shares of Bull Run preferred stock owned by the Chairman and his affiliates, along with all accrued dividends thereon, would be exchanged for shares of TCM preferred stock.
In connection with the credit agreement, as amended in October 2005, the Chairman committed to the Company an additional aggregate cash investment of up to $10 million as and when needed to fund the required principal payments on the bank debt. Under the terms of the amended bank credit facility, the Chairman is entitled to have returned to him certain marketable securities pledged by him on his personal guarantee at the time of and valued at the amount of each principal payment made by the Company on the outstanding balance of the bank debt, subject to the maintenance of margin requirements on the value of the pledged marketable securities. Under the terms of the credit agreement, up to an aggregate of $15 million in future funding for working capital purposes, if necessary, could be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt.
As amended in October 2005, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling approximately $35.9 million and (b) two revolving loan commitments (the “Revolvers”) for aggregate maximum borrowings of $26 million. All amounts outstanding bear interest at either (a) the banks’ prime rate or (b) the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. The Company anticipates that it will continue to utilize fully the availability under the Revolvers throughout the remaining term of the credit agreement.
In connection with the acquisition of Host in December 1999, the Company issued 8% subordinated notes, representing long-term debt of approximately $8.7 million as of August 31, 2005. Interest is payable quarterly in cash on all but a $3.0 million subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The 8% subordinated notes have a maturity date of December 31, 2006, as amended in October 2005. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.
Due to negative operating cash flow generated in the past, the Company currently has trade payables and other cash obligations that exceed its current assets. In the fiscal years ended August 31, 2005 and 2004, the Company’s Chairman provided an aggregate total of $3.0 million and $6.6 million, respectively, in cash that was used for operating purposes. The Chairman has also committed to fund, if necessary, cash for the Company to meet the quarterly principal payment requirements under the bank credit facility, as amended in October 2005, totaling $10 million before the November 2006 maturity of the facility. Funding of some or all of these payments is likely to be necessary for the Company to continue as a going concern for the next 12 months. While there can be no assurance, based upon (a) the Company’s forecasted operating cash flows and capital expenditures for its fiscal year ending August 31, 2006, and (b) the commitment from the Chairman to invest cash of up to $10 million to meet all principal payment requirements prior to the November 15, 2006 maturity date of the Company’s bank credit agreement, management believes the Company has sufficient liquidity through at least the November 15, 2006 maturity date of its bank credit agreement. Prior to the November 15, 2006 maturity date, the Company anticipates that it will be required to refinance the total amount due and payable to the banks at that time. The Company’s ability to continue this or similar financing beyond the November 15, 2006 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to either the Company’s future operating results or the continued support of its Chairman. In exchange for cash advances made in the past or in the future by the Company’s Chairman, his affiliates and/or other parties, the Company may (a) issue and sell equity securities of the Company, which may include the Company’s preferred stock; (b) issue additional subordinated debt; or (c) a combination thereof. The use of future cash investments or advances in excess of an aggregate $15.0 million for purposes other than the reduction of the bank debt would require approval of the Company’s bank lenders. The Company’s capital expenditures are not expected to exceed $400,000 for the fiscal year ending August 31, 2006.

Historical Cash Flow Information — Summary —
The following summarizes the Company’s historical cash flow activities (amounts in 000’s):

	Year Ended August 31,
	2005	2004	2003
Cash flows from operating activities:
Continuing operations	$(4,579)	$(4,130)	$6,831
Discontinued operations	(1,558)	(6,363)	(11,918)
Cash flows from investing activities:
Continuing operation investing activities	(207)	(533)	45,290
Discontinued operation investing activities	1,333	447	(117)
Cash flows from financing activities	4,708	6,509	(35,963)

Net increase (decrease) in cash and cash equivalents	$(303)	$(4,070)	$4,123

Historical Cash Flow Information — Cash Flows from Operating Activities —
The following summarizes the Company’s historical cash flows from operating activities (amounts in 000’s):

	Year Ended August 31,
	2005	2004	2003
Operating income (loss) from continuing operations	$1,653	$(2,694)	$(21,012)
Depreciation, amortization and impairment charges included in operating income (loss)	1,339	5,700	32,949
Interest expense, net of noncash preferred stock dividends	(4,421)	(4,416)	(8,005)
Net change in operating assets and liabilities	(3,142)	(2,570)	2,893
Other changes in operating cash flows	(8)	(150)	6

Total cash flows from continuing operations	(4,579)	(4,130)	6,831
Cash flows from discontinued operating activities	(1,558)	(6,363)	(11,918)

Total cash flows from operating activities	$(6,137)	$(10,493)	$(5,087)

The net change in operating assets and liabilities had a negative impact on total cash flows from continuing operations during the fiscal years ended August 31, 2005 and 2004, and a positive impact during the fiscal year ended August 31, 2003. During the fiscal years ended August 31, 2005 and 2004, cash available at the beginning of each period was used toward the reduction of accounts payable and accrued expenses by $1.6 million and $3.7 million, respectively, compared to an increase in accounts payable and accrued expenses of $2.6 million in the fiscal year ended August 31, 2003. Accounts receivable increased $5.4 million in the fiscal year ended August 31, 2005, and decreased $2.4 million and $0.8 million in the fiscal years ended August 31, 2004 and 2003, respectively. The increase in accounts receivable during the fiscal year ended August 31, 2005 was due to an increase in total revenues compared to the prior fiscal year, and a more concerted effort at the end of the current fiscal year to accelerate the invoicing of customers under advertising agreements which incorporate installment billing arrangements. Decreases in accounts receivable during each of the fiscal years ended August 31, 2004 and 2003 resulted primarily from a reduction in revenues derived in the thirty to sixty days preceding the end of those periods, particularly in 2004, since most of the Company’s collegiate properties began their college football seasons in September 2004 as compared to August in 2003. The Company’s total cash flows from continuing operations were also used to fund interest expense. Interest paid, net of interest income received and accrued preferred stock dividends reported as interest expense, was $4.5 million, $4.4 million and $8.3 million for fiscal years ended August 31, 2005, 2004 and 2003, respectively, with the reduction from 2003 caused by the decrease in total outstanding debt and reductions in interest rates to which the debt is subject.

Historical Cash Flow Information — Cash Flows from Investing Activities —
The following summarizes the Company’s historical cash flows from investing activities (amounts in 000’s):

	Year Ended August 31,
	2005	2004	2003
Capital expenditures	$(195)	$(384)	$(230)
Proceeds on dispositions of investments			46,183
Other investing cash flows	(12)	(149)	(663)

Total cash flows from continuing operation investing activities	(207)	(533)	45,290
Cash flows from discontinued operation investing activities	1,333	447	(117)

Total cash flows from investing activities	$1,126	$(86)	$45,173

In the fiscal year ended August 31, 2005, the Company received approximately $0.9 million in proceeds on the sale of the discontinued Affinity Events segment assets. In the fiscal years ended August 31, 2005 and 2004, the Company received aggregate payments on the Company’s note receivable from the purchaser of Datasouth, a discontinued business segment, of approximately $0.4 million in each year.
In the fiscal year ended August 31, 2003, the Company sold its investment in Rawlings Sporting Goods Company, Inc., or Rawlings, common stock to an unrelated company for cash proceeds of approximately $6.8 million, and sold its investments in Gray common stocks and warrants to purchase additional shares of Gray common stocks to parties affiliated with the Company’s Chairman and to Gray for aggregate cash proceeds of approximately $39.4 million.
Historical Cash Flow Information — Cash Flows from Financing Activities —
The following summarizes the Company’s historical cash flows from financing activities (amounts in 000’s):

	Year Ended August 31,
	2005	2004		2003
Net borrowings on notes payable and revolving line of credit	$3,000	$		$175
Borrowings on note issued by related party	1,500
Net repayments on long-term debt	(590)			(38,000)
Cash advances made by stockholder	1,500		4,550
Issuance of preferred stock			2,000	3,000
Preferred stock dividends paid	(257)
Debt issue costs and other financing cash flows	(445)		(41)	(1,138)

Total cash flows from financing activities	$4,708		$6,509	$(35,963)

In the fiscal year ended August 31, 2003, the Company reduced its long-term debt as a result of proceeds on the sales of its investment in Rawlings common stock, Gray common stocks and warrants to purchase additional shares of Gray common stocks. There were no discontinued operation financing activities in any of the fiscal periods presented above.
OFF BALANCE SHEET ARRANGEMENTS
As of August 31, 2005, the Company did not have any material off balance sheet arrangements as defined under Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following summarizes the Company’s contractual obligations (amounts in 000’s):

	Payments Due by Period as of August 31, 2005
		Less than	More than 1	More than 3	More than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years
Long-term debt obligations	$69,125	$7,500	$61,625	$	$
Interest obligations	3,039	2,011	1,028
Capital lease obligations	182	80	102
Operating lease obligations	3,582	1,137	1,053	945	447
Purchase obligations	70,722	16,591	21,191	9,478	23,462

Total	$146,650	$27,319	$84,999	$10,423	$23,909

Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $1.1 million as of August 31, 2005.
Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2015.
Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends accruing through June 30, 2003 on issued shares of the Company’s preferred stock have been paid. Dividends on Series D Preferred Stock payable for the years ended June 30, 2004 and 2005 in shares of the Company’s common stock under the terms of such issuance, have not been declared by the board of directors. Under the Company’s Articles of Incorporation, if dividends on any class of its preferred stock are in arrears in an amount equal to 150% of an annual dividend, the holders of such preferred stock shall be entitled to vote for and elect two additional directors of the Company. Such rights would thereby be afforded the holders of Series D Preferred Stock if dividends accrued through June 30, 2004 are not paid by December 31, 2006. Under the terms of the proposed merger with TCM, all accrued and unpaid dividends on outstanding shares of Series D Preferred Stock will be converted, along with the outstanding shares of Series D Preferred Stock, into shares of TCM preferred stock. The amount of dividends accruing through August 31, 2005 on the outstanding shares of Series D Preferred Stock and Series F Preferred Stock, potentially payable in cash or common stock, at the holder’s option, during the fiscal year ending August 31, 2006 is approximately $2.8 million. All holders of Series D Preferred Stock and Series F Preferred Stock consist of the Chairman and companies affiliated with the Chairman.
Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock, under the terms of the Company’s Articles of Incorporation, was not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The Company’s board of directors did not declare a dividend on shares of Series E Preferred Stock as of June 30, 2005. Under the terms of the proposed merger with TCM, all accrued and unpaid dividends on outstanding shares of Series E Preferred Stock, except as to those shares held by the Company’s Chairman, will be redeemed in cash at the closing of the merger. Under the terms of the merger, accrued dividends payable to the

Chairman on shares of Series E Preferred Stock held by him, will be converted, along with his shares of Series E Preferred Stock, into shares of TCM preferred stock. The amount of dividends accruing through August 31, 2005 on the outstanding shares of Series E Preferred Stock potentially payable in cash during the fiscal year ending August 31, 2006 is approximately $1.4 million, including $1.0 million in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.
Since the payment of preferred dividends is conditioned on the declaration of such dividends by the Company’s board of directors, neither accrued preferred stock dividends of approximately $4.2 million as of August 31, 2005 nor preferred stock dividends accruing subsequent to August 31, 2005 are included in the preceding contractual obligations table.
All shares of preferred stock issued by the Company are redeemable by the Company solely at the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, he has the ability to require the Company to repurchase its preferred stock after the repayment of amounts due under the bank credit agreement. The aggregate amount of redeemable preferred stock as of August 31, 2005 is approximately $22.1 million and is not included in the preceding contractual obligations table.
RESULTS OF CONTINUING OPERATIONS — FISCAL YEAR ENDED AUGUST 31, 2005 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2004
Results Derived from Operating Businesses —
Operating results for the fiscal years ended August 31, 2005 and 2004 are summarized as follows (amounts in $000’s):

	Year Ended August 31,
	2005	2004
Revenues
Collegiate Marketing and Production Services	$53,212	$47,106
Association Management Services	8,667	8,673

	$61,879	$55,779

Operating Costs and Expenses
Direct operating costs of services rendered	$40,776	$35,699
Selling, general and administrative	17,966	18,220
Costs incurred in connection with the merger	766
Amortization and impairment of acquisition intangibles	718	4,554

	$60,226	$58,473

Income (Loss) from Operations
Collegiate Marketing and Production Services	$2,275	$977
Association Management Services	1,794	2,009
Amortization and impairment of acquisition intangibles	(718)	(4,554)
Unallocated general and administrative costs	(1,698)	(1,126)

	$1,653	$(2,694)

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the fiscal year ended August 31, 2005 by the addition of two university contractual relationships beginning in the current fiscal year, partially offset by the effects of a contractual relationship that terminated at the end of the previous fiscal year. The additional contracts, net of the terminated contract, increased the segment’s revenues and direct costs by approximately $3.8 million and $3.4 million, respectively, and had substantially no impact on operating profit, compared to the prior year. Offsetting the increase in segment revenues provided by the new contractual relationships was the impact of a change in the Company’s services rendered on behalf of the NCAA which took effect after such services were rendered in the prior fiscal year. The Company is no longer eligible to receive certain NCAA merchandise licensing revenues or generate revenue in connection with the production of an event on behalf of the NCAA. Aggregate revenues derived from these services were approximately $2.0 million and the production of the event resulted in approximately $1.5 million of direct costs, resulting in a $0.5 reduction in segment operating income in the fiscal year ended August 31, 2005. Other increases in segment revenues resulted from an increase in advertising sales, due in some cases to additional rights acquired from certain universities; and an increase in revenues generated by the segment’s printing, publishing and broadcasting operations of approximately $1.4 million. The increase in advertising sales was the primary reason for the increase in the operating income derived by the segment.
Total revenues and operating results for the Association Management Services segment were favorably impacted in the fiscal year ended August 31, 2005 by a new multi-year association management services contract effective May 1, 2005, and a one-year contract to provide management services to an organization in connection with an event. Results for the fiscal year ended August 31, 2005 were unfavorably affected by a reduction in the scope of management services provided to an association. The effects of the services scope reduction, net of the two new contracts, reduced total segment revenues and operating profit by $0.3 million and $0.4 million, respectively, in the current fiscal year compared to the prior year.
Direct operating costs of services rendered increased for the fiscal year ended August 31, 2005 compared to the prior fiscal year due to (a) the $3.4 million increase from the additional university contracts, net of the terminated contract, as discussed above; (b) an increase of approximately $0.7 million in guaranteed rights fees and revenue and profit splits, excluding the effects of the new and terminated contracts; and (c) an increase of approximately $1.1 million in production expenses in the printing, publishing and broadcasting operations, less (d) approximately $1.5 million of direct costs for services rendered in the prior year period on behalf of the NCAA, as previously discussed.
Selling, general and administrative costs associated with continuing operations decreased slightly for the fiscal year ended August 31, 2005 compared to the prior fiscal year. However, in the prior fiscal year, approximately $1.9 million of general and administrative costs were allocable to the discontinued Affinity Events segment. These costs were effectively eliminated as a result of the discontinuation of the segment prior to the current fiscal year.
Unallocated general and administrative costs increased in the fiscal year ended August 31, 2005 compared to the prior fiscal year due to expenses incurred in connection with the proposed merger with Triple Crown Media, Inc. in the current year of approximately $0.8 million.
Amortization and impairment of acquisition intangibles for the fiscal year ended August 31, 2004 included a goodwill impairment charge of $3.3 million.
Results Derived from Derivative Instruments —
The net change in the value of certain derivative instruments was approximately $0.4 million and $1.3 million for the fiscal years ended August 31, 2005 and 2004, respectively, due to an increase in the value of an interest rate swap agreement. The interest rate swap agreement terminated on December 31, 2004.
Interest Expense and Debt Related Costs —
Interest expense increased to approximately $6.4 million for the fiscal year ended August 31, 2005 from approximately $4.4 million for the same period in the prior year. The increase is attributable to approximately $2.0 million of preferred stock dividends classified as interest expense in the current year period. The effects of an increase in variable interest rates to which a significant amount of the debt is subject and an increase in average outstanding debt during the current year period offset the favorable effect of the interest rate swap agreement termination on December 31, 2004.

Debt issue cost amortization was approximately $0.8 million and $1.2 million for the fiscal years ended August 31, 2005 and 2004, respectively. Debt issue costs consist of fees paid by the Company to bank lenders and other costs in connection with the issuance of debt and significant amendments to the bank credit agreement, and compensation paid in the form of shares of the Company’s common stock to the Company’s Chairman to compensate him for his personal guarantee and to a former director of the Company to compensate him for his pledge of personal assets to the Company’s bank lenders. In August 2005, in return for the consideration that he is expecting to receive in the anticipated merger with TCM, the Chairman agreed to permanently waive his right to receive compensation accrued since January 26, 2005. The waiver resulted in income of approximately $0.3 million recorded in the fourth quarter of the fiscal year ended August 31, 2005 related to the reversal of debt issue cost amortization from January 27, 2005 through May 31, 2005. During the year ended August 31, 2005, the Company issued approximately 1,076,000 shares of restricted common stock to the Chairman and the former director, then valued at approximately $0.5 million, for such purpose. During the year ended August 31, 2004, the Company issued approximately 805,000 shares of restricted common stock to the Chairman, then valued at approximately $0.9 million.
Income Taxes —
As of August 31, 2005, the Company had net operating loss carryforwards for tax purposes of approximately $74 million to reduce federal taxable income in the future, and other tax credit carryforwards totaling approximately $0.6 million to reduce regular federal income tax liabilities in the future. As of August 31, 2005, the Company increased its valuation allowance for net deferred tax assets by approximately $1.6 million to approximately $25.3 million, which, consistent with August 31, 2004, provides a full valuation allowance on the Company’s net deferred tax assets. In the prior fiscal year, the valuation allowance was increased by $4.2 million. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are, when applicable, nondeductible goodwill impairment charges, state income taxes and, the increase in the amount of the valuation allowance.
RESULTS OF CONTINUING OPERATIONS — FISCAL YEAR ENDED AUGUST 31, 2004 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2003
Results Derived from Operating Businesses —
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

Total revenues and operating results for the Collegiate Marketing and Production Services segment were impacted in the fiscal year ended August 31, 2004 by the termination of three university contractual relationships at the end of the previous fiscal year. Such contracts generated revenues of approximately $5.3 million during the fiscal year ended August 31, 2003 and generated operating profit of approximately $0.5 million during that period. The change in total revenues of this segment was also affected by certain printing, publishing and broadcasting projects and activities which occurred in the fiscal year ended August 31, 2003 but not in the fiscal year ended August 31, 2005. Total revenues derived from printing, publishing, broadcasting and other integrated media activities, net of the elimination of intercompany revenues, were approximately $0.6 million less for the fiscal year ended August 31, 2004 than the fiscal year ended August 31, 2003. Additionally, revenues derived from NCAA publications and related activities during the fiscal year ended August 31, 2004 were approximately $1.2 million less than the same period of the earlier fiscal year.
Direct operating costs of services rendered decreased for the fiscal year ended August 31, 2004 from the fiscal year ended August 31, 2003 due to (a) the termination of certain contractual relationships as discussed previously, which substantially contributed to a reduction in total guaranteed rights fee and profit split expenses of approximately $2.1 million; (b) the elimination of approximately $1.5 million of other direct costs associated with the three terminated university contracts; and (c) the reduction of approximately $0.7 million in production expenses associated with the printing, publishing and broadcasting operations due to lower volume during the fiscal year ended August 31, 2004 in comparison with the fiscal year ended August 31, 2003.
Selling, general and administrative costs decreased for the fiscal year ended August 31, 2004 compared to the fiscal year ended August 31, 2003 due to a general reduction in corporate overhead spending, including a decline in employee compensation costs to approximately $12.1 million from approximately $12.6 million and a decline in rent expense from $1.9 million to $1.4 million. Administrative expenses of the Association Management Services segment declined by $0.3 million on relatively consistent total revenues due primarily to reductions in employee compensation costs, thereby contributing to an increase in operating profit generated by the segment in comparison with the fiscal year ended August 31, 2003.
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
Results Derived from Investments and Derivative Instruments —
Equity in losses of affiliated companies of approximately $0.2 million for the fiscal year ended August 31, 2003 was derived from the Company’s proportionate share of the net losses reported by Gray and iHigh, Inc. (“iHigh”), a company in which Host has a 35.1% equity ownership that provides marketing services and programs in connection with high school sports and activities. The Company’s sale of its investment in Gray common stocks in August 2003 resulted in a gain to the Company of approximately $17.2 million. As a result of Gray’s issuance of common stock in October and November 2002 for average net proceeds to Gray of approximately $7.72 per share, and since the Company’s carrying value of its investment in Gray common stocks prior to Gray’s issuance exceeded $7.72 per share, the Company reported a non-cash loss of approximately $2.3 million on Gray’s issuance of shares in the fiscal year ended August 31, 2003.
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
Interest Expense and Debt Related Costs —
Interest expense decreased to approximately $4.4 million for the fiscal year ended August 31, 2004 from approximately $8.2 million for the fiscal year ended August 31, 2003, as a result of a reduction in long-term debt and declines in variable interest rates to which a significant amount of the debt is subject.
Debt issue cost amortization was approximately $1.2 million and $2.4 million for the fiscal years ended August 31, 2004 and 2003, respectively. During the fiscal year ended August 31, 2004, the Company issued approximately 805,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $0.9 million. During the fiscal year ended August 31, 2003, the Company issued approximately 221,000 shares of restricted common stock to the Chairman to compensate him for his personal guarantee, then valued at approximately $1.3 million. Amortization of the value of all shares issued to the Chairman, of approximately $0.8 million and $1.4 million, is included in debt issue cost amortization for the fiscal years ended August 31, 2004 and 2003, respectively.
Income Taxes —
As of August 31, 2004, the Company increased its valuation allowance for net deferred tax assets by $4.2 million to $23.7 million, which, consistent with August 31, 2003, provides a full valuation allowance on the Company’s net deferred tax assets. In the fiscal year ended August 31, 2003, the valuation allowance was increased by $5.2 million, which reduced the carrying amount of deferred taxes in the balance sheet to zero. The principal differences between the federal statutory tax rate of 34% and the effective tax rate are nondeductible goodwill impairment charges, state income taxes and, the increase in the amount of the valuation allowance.
RESULTS OF DISCONTINUED OPERATIONS
The Company discontinued its Consulting and its Affinity Events business segments during the fiscal year ended August 31, 2004. Accordingly, the operating results and net assets associated with the Consulting and the Affinity Events business segments as of and for all periods presented herein, have been reflected as discontinued operations in the accompanying consolidated financial statements. In January 2004, the Company determined that it would not be engaged in consulting services to Gray or any other party. The Company made the decision in August 2004 to suspend the Affinity Events business and offer it for sale, and subsequent to August 2004, the Company completed all previously-scheduled events in order to fulfill contractual obligations. In December 2004, the principal assets of the Affinity Events business, consisting of the tangible and intangible assets associated with the Hoop-It-Up tour and the 3v3 Soccer Shootout tour, were sold.
The Company sold the operations of Datasouth Computer Corporation, or Datasouth, in September 2000 for cash and a subordinated note receivable issued by the purchaser. Accordingly, the operating results and net assets associated with Datasouth’s computer printer manufacturing business, including the note receivable, have been reported as discontinued

operations in the accompanying financial statements for all periods presented. As of August 31, 2005, the carrying amount of the subordinated note receivable issued by the purchaser of Datasouth, net of reserve, was approximately $0.8 million. An impairment charge of approximately $1.7 million was included in the Company’s loss from discontinued operations at August 31, 2003 to reduce the carrying amount of the subordinated note receivable to the estimated net realizable value as of that date. To the extent actual proceeds on the note differ from carrying amount of the note receivable, such differences will be reported as income or loss from discontinued operations in future periods.
Results derived from the Company’s discontinued operations are summarized as follows (amounts in 000’s):

	Year Ended August 31,
	2005	2004	2003
Revenues:
Affinity Events	$655	$10,843	$14,052
Consulting			5,664

	$655	$10,843	$19,716

Costs and Expenses:
Affinity Events:
Direct operating costs of services rendered	$426	$9,020	$12,467
Selling, general and administrative	378	9,297	5,481
Amortization and impairment of acquisition intangibles			9,615

	$804	$18,317	$27,563

Income (Loss) from Discontinued Operations:
Affinity Events	$(149)	$(7,474)	$(3,896)
Consulting			5,664
Amortization and impairment of acquisition intangibles			(9,615)
Datasouth			(1,695)

	$(149)	$(7,474)	$(9,542)

Results for the fiscal year ended August 31, 2005 reflect solely the results of certain events to which the Company was contractually committed prior to the suspension and sale of the Affinity Events business. General and administrative costs for the fiscal year ended August 31, 2005 include a $160,000 charge to increase the estimated loss on the discontinuation of the Affinity Events business.
Total revenues and direct operating costs for the Affinity Events business segment were lower in the fiscal year ended August 31, 2004 than the prior year due to a reduction in the number of Hoop-It-Up 3-on-3 basketball events held during the 2004 tour year. As a result of the change, total revenues and direct operating costs from Hoop-It-Up were approximately $4.0 million and $3.1 million less, respectively, in the fiscal year ended August 31, 2004 compared to the fiscal year ended August 31, 2003.
General and administrative costs for the fiscal year ended August 31, 2004 include approximately $2.7 million in accrued restructuring charges associated with the discontinuation of the Affinity Events business. Such charges included the costs of remaining lease obligations for the Company’s vacated office space in Dallas and New York City, net of future sublease income; the remaining costs for multi-year consulting agreements under which the Company no longer benefits; severance costs for terminated employees; and other costs of terminating operations and offering the business for sale. The charges were reduced by the estimated amount of proceeds to be ultimately derived from the sale of assets of the Affinity Events segment.
The amount ultimately to be realized on the sale of the Affinity Events assets and other unanticipated income or expenses derived from or in connection with the discontinued business,

could differ materially from amounts assumed in arriving at the loss on discontinuation of the Affinity Events business. To the extent actual proceeds or other amounts differ from those estimated as of August 31, 2005, or as management’s estimates are revised, such amounts would be reported as income or loss from discontinued operations in future periods.
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
During the fiscal year ended August 31, 2003, the Company recognized as income a $5 million consulting fee from Gray for services performed in connection with Gray’s acquisition of Stations Holding Company, Inc., or Stations, which was consummated in October 2002. Also in October 2002, Gray completed a public offering of its common stock, and in November 2002, Gray issued additional shares of its common stock. These issuances of common stock by Gray resulted in a reduction of the Company’s equity investment in Gray’s outstanding common stock from 12.9% to 4.0% (representing 18.0% of the voting rights). In August 2003, the Company sold its investment in Gray common stocks. As a result of these transactions by Gray, and ultimately as a result of the Company’s disposition of its ownership position in Gray, the Company recognized previously deferred consulting fee income of $5 million in the fiscal year ended August 31, 2003 attributable to Gray’s acquisition of Stations, plus approximately $0.7 million of previously deferred consulting fee income.
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
Based on the Company’s debt profile as of each fiscal year end, a 1% increase in market interest rates would increase interest expense and increase the loss from continuing operations before income taxes by approximately $0.5, $0.3 million and $0.5 million for the fiscal years ended August 31, 2005, 2004 and 2003, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company’s floating rate debt, after giving effect to the Company’s interest rate swap agreement. The Company’s floating rate debt increased and fixed rate debt decreased by $25 million after the termination of the interest rate swap agreement on December 31, 2004. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in the Company’s financial structure that could occur if interest rates were higher.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company’s future strategic plans, goals or objectives, including its proposed merger with TCM, are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to the following: (i) the Company’s leverage and/or operating results may adversely affect its ability to obtain new financing or extend its current bank credit agreement beyond the November 15, 2006 maturity date under terms acceptable to the Company and its bank lenders, thereby impairing the Company’s ability to withstand economic downturns or competitive pressures; (ii) the Company may not ultimately be successful in obtaining bank financing beyond the November 15, 2006 maturity date, or be successful in obtaining financing at acceptable terms; (iii) the TCM merger may not be consummated or may be significantly delayed; (iv) the inability of the Company to currently meet listing requirements of The Nasdaq Stock Market or other national stock exchange may hinder the Company’s ability to raise new capital through the issuance of equity securities; (v) significant segments of the Company’s business are seasonal; (vi) the Company’s business depends on short term contracts and the inability to renew or extend these contracts could adversely affect its business; and (vii) the Company may lose money on some of its contracts, because it guarantees certain payments thereunder.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See “Interest Rate and Market Rate Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements of Bull Run Corporation:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOARD OF DIRECTORS AND STOCKHOLDERS OF BULL RUN CORPORATION:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Bull Run Corporation at August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company has announced its intention to merge with Triple Crown Media, Inc. subject to certain closing conditions, including shareholder approval.
As discussed in Note 2, approximately $52 million and $10 million of the Company’s outstanding bank and subordinated debt matures in November and December 2006, respectively.
PRICEWATERHOUSECOOPERS LLP
Louisville, Kentucky
November 8, 2005

BULL RUN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	August 31,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$147	$450
Accounts receivable, net of allowance of $302 and $309 as of August 31, 2005 and 2004, respectively	10,647	5,219
Inventories	1,113	663
Prepaid costs and expenses	1,038	1,757

Total current assets	12,945	8,089
Property and equipment, net	2,767	3,184
Goodwill	40,364	40,364
Customer relationships and trademarks	7,591	8,308
Other assets	1,009	997

Total assets	$64,676	$60,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$7,500	$590
Accounts payable	5,933	5,866
Deferred revenue	8,285	4,819
Accrued fees payable to related party	1,217	1,721
Advances from stockholder	6,050	4,550
Accrued and other liabilities	9,570	9,215
Net current liabilities of discontinued segment	619	474

Total current liabilities	39,174	27,235
Long-term debt (including $4,519 and $3,019 payable to related parties as of August 31, 2005 and 2004, respectively)	61,625	64,625
Other liabilities, excluding redeemable preferred stock	226	497
Net noncurrent liabilities of discontinued segments	630	840
Redeemable preferred stock:
Series D preferred stock, $.01 par value (authorized 100 shares; issued and outstanding 12.5 shares; $12,497 liquidation value)	12,497	12,497
Series E preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 7.6 shares having a $7,585 liquidation value as of August 31, 2005 and 9.8 shares having a $9,799 liquidation value as of August 31, 2004)	7,585	9,799
Series F preferred stock, $.01 par value (authorized 25 shares; issued and outstanding 2.0 shares; $2,000 liquidation value)	2,000	2,000

Total liabilities	123,737	117,493

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value (authorized 100,000 shares; issued 6,890 and 5,386 shares as of August 31, 2005 and 2004, respectively)	69	54
Additional paid-in capital	84,471	81,706
Accumulated deficit	(143,601)	(138,311)

Total stockholders’ deficit	(59,061)	(56,551)

Total liabilities and stockholders’ deficit	$64,676	$60,942

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended August 31,
	2005	2004	2003
Revenue from services rendered	$61,879	$55,779	$64,129

Operating costs and expenses:
Direct operating costs of services rendered	40,776	35,699	42,603
Selling, general and administrative	17,966	18,220	20,397
Costs incurred in connection with proposed merger	766
Amortization and impairment of acquisition intangibles	718	4,554	22,141

	60,226	58,473	85,141

Operating income (loss)	1,653	(2,694)	(21,012)
Other income (expense):
Net change in value of certain derivative instruments	412	1,294	(1,035)
Interest expense, related parties	(2,345)	(130)	(113)
Interest expense, other	(4,093)	(4,286)	(8,054)
Debt issue cost amortization, related parties	(374)	(783)	(1,369)
Debt issue cost amortization, other	(386)	(388)	(998)
Equity in losses of affiliated companies			(204)
Loss on issuance of shares by affiliate			(2,339)
Gain on disposition of investments			17,150
Reduction in valuation of investment in affiliates			(5,189)
Other expense, net	(8)	(150)	(59)

Loss from continuing operations before income taxes	(5,141)	(7,137)	(23,222)
Income tax provision			(5,222)

Loss from continuing operations	(5,141)	(7,137)	(28,444)
Loss from discontinued operations	(149)	(7,474)	(9,542)

Net loss	(5,290)	(14,611)	(37,986)
Preferred dividends		(2,237)	(1,149)

Net loss available to common stockholders	$(5,290)	$(16,848)	$(39,135)

Loss per share available to common stockholders, basic and diluted:
Loss from continuing operations	$(0.79)	$(2.01)	$(7.42)
Loss from discontinued operations	(0.02)	(1.60)	(2.40)

	$(0.81)	$(3.61)	$(9.82)

Weighted average number of common shares outstanding:
Basic and diluted	6,505	4,668	3,987
The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands)

				Additional
	Preferred	Common Stock		Paid-In
	Stock	Shares	Amount	Capital
As of September 1, 2002	$4,097	3,855	$38	$79,448
Cancellation of treasury stock		(54)	(1)	(1,392)
Exchange of Series B and C preferred stock and subordinated notes for Series D preferred stock	7,183
Issuance of Series D preferred stock	3,000
Issuance of common stock		463	5	2,257
Exercise of stock options		60	1	206
Tax effect of nonqualified stock options				(381)

As of August 31, 2003	$14,280	4,324	$43	$80,138

Exchange of subordinated notes and Series D preferred stock for Series E preferred stock	8,016
Issuance of Series F preferred stock	2,000
Issuance of common stock		1,062	11	1,568
Reclassify preferred stock to redeemable preferred stock	(24,296)

As of August 31, 2004	$0	5,386	$54	$81,706
Conversion of Series E redeemable preferred stock to shares of common stock		316	3	2,211
Issuance of common stock		1,188	12	554

As of August 31, 2005	$0	6,890	$69	$84,471

		Other
		Comprehensive		Total
	Treasury	Accumulated	Accumulated	Stockholders'
	Stock	Loss	Deficit	Deficit
As of September 1, 2002	$(1,393)	$(2,050)	$(82,328)	$(2,188)
Cancellation of treasury stock	1,393			0
Exchange of Series B and C preferred stock and subordinated notes for Series D preferred stock				7,183
Issuance of Series D preferred stock				3,000
Issuance of common stock				2,262
Exercise of stock options				207
Tax effect of nonqualified stock options				(381)
Other comprehensive income		2,050		2,050
Preferred dividends			(1,149)	(1,149)
Net loss			(37,986)	(37,986)

As of August 31, 2003	$0	$0	$(121,463)	$(27,002)
Exchange of subordinated notes and Series D preferred stock for Series E preferred stock				8,016
Issuance of Series F preferred stock				2,000
Issuance of common stock				1,579
Reclassify preferred stock to redeemable preferred stock				(24,296)
Preferred dividends			(2,237)	(2,237)
Net loss			(14,611)	(14,611)

As of August 31, 2004	$0	$0	$(138,311)	$(56,551)
Conversion of Series E redeemable preferred stock to shares of common stock				2,214
Issuance of common stock				566
Net loss			(5,290)	(5,290)

As of August 31, 2005	$0	$0	$(143,601)	$(59,061)

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended August 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(5,290)	$(14,611)	$(37,986)
Loss from discontinued operations	149	7,474	9,542
Adjustments to reconcile net loss to net cash used in continuing operations:
Provision for bad debts	237	75	300
Depreciation, amortization and intangibles impairment	2,099	6,871	35,326
Equity in (earnings) losses of affiliated companies			204
Loss on issuance of shares by affiliate			2,339
Dividends received from affiliated company			162
Other income derived from investment in affiliates, net			(11,906)
Net change in value of derivative instruments	(412)	(1,294)	1,035
Interest accrued on redeemable preferred stock	2,017
Deferred income taxes			5,222
Change in operating assets and liabilities:
Accounts receivable	(5,665)	2,317	485
Inventories	(376)	(286)	622
Prepaid costs and expenses	718	(611)	(10)
Accounts payable and accrued expenses	1,624	(3,770)	2,588
Other long-term assets and liabilities	320	(295)	(1,092)

Net cash provided by (used in) continuing operations	(4,579)	(4,130)	6,831
Net cash used in discontinued operations	(1,558)	(6,363)	(11,918)

Net cash used in operating activities	(6,137)	(10,493)	(5,087)

Cash flows from investing activities:
Capital expenditures	(195)	(384)	(230)
Proceeds on dispositions of investments			46,183
Other investing activities	(12)	(149)	(663)

Net cash provided by (used in) continuing operation investing activities	(207)	(533)	45,290
Net cash provided by (used in) discontinued operation investing activities	1,333	447	(117)

Net cash provided by (used in) investing activities	1,126	(86)	45,173

Cash flows from financing activities:
Borrowings on revolving line of credit	3,000		5,175
Borrowings on note issued by related party	1,500
Cash advances made by stockholder	1,500	4,550
Repayments on note payable and revolving line of credit	(590)		(5,000)
Repayments on long-term debt			(38,000)
Debt issue costs	(445)	(41)	(1,345)
Preferred stock dividends	(257)
Exercise of stock options			207
Issuance of preferred stock		2,000	3,000

Net cash provided by (used in) continuing operation financing activities	4,708	6,509	(35,963)

Net increase (decrease) in cash and cash equivalents	(303)	(4,070)	4,123
Cash and cash equivalents, beginning of period	450	4,520	397

Cash and cash equivalents, end of period	$147	$450	$4,520

The accompanying notes are an integral part of these consolidated financial statements.

BULL RUN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Bull Run Corporation, also referred to as Bull Run or collectively with its subsidiaries, the Company, based in Atlanta, Georgia, conducts a sports and affinity marketing, printing and publishing, and association management company through its sole operating business, Host Communications, Inc., or Host. Host’s Collegiate Marketing and Production Services business segment provides sports marketing and production services to a number of collegiate conferences and universities, and, through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Host’s Association Management Services business segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.
Proposed Merger of Bull Run into Triple Crown Media, Inc. — In August 2005, Bull Run announced its intention to merge with Triple Crown Media, Inc., or TCM, a newly-formed company. Following the merger, TCM would be comprised of Host’s Collegiate Marketing and Production Services business, Host’s Association Management Services business and the newspaper publishing business and Graylink wireless business currently operated by Gray Television, Inc., or Gray.
Pursuant to the plan of merger, Bull Run would be merged with and into BR Acquisition Corp. (a wholly owned subsidiary of TCM) immediately following Gray’s transfer to TCM of the equity interests of Gray Publishing, LLC and Graylink Wireless, and the distribution of TCM’s outstanding shares of common stock owned by Gray to Gray’s stockholders, referred to as the Spin-off. In the merger, each Bull Run shareholder will receive 0.0289 shares of TCM common stock for each share of Bull Run common stock owned. In the merger, Bull Run preferred stock held by non-affiliated holders will be redeemed for its redemption value as of the date of the transaction. Holders of preferred stock and other loans to Bull Run who are affiliates of Bull Run, including J. Mack Robinson, Gray’s current Chairman and Chief Executive Officer and Chairman of the Board of Bull Run, will receive shares of TCM common stock in exchange for shares of Bull Run series F preferred stock and accrued and unpaid dividends thereon; shares of TCM series A convertible preferred stock in exchange for shares of Bull Run series D and series E preferred stock and accrued and unpaid dividends thereon; and shares of TCM series B convertible preferred stock in exchange for cash previously advanced to Bull Run. The agreement is subject to certain closing conditions, including the approval of Bull Run’s shareholders. TCM has received a long-term financing commitment from bank lenders that will accommodate the payment of a $40,000 cash distribution to Gray contemplated in connection with the Spin-off and the refinancing of all of the surviving corporation’s bank and subordinated indebtedness.
Discontinued Operations — In August 2004, the Company announced its intent to suspend and sell its “Affinity Events” business segment due to the segment’s historical operating losses and the Company’s intention to focus on its Collegiate Marketing and Production Services segment and its Association Management segment. In December 2004, the principal assets of the Affinity Events segment were sold. In January 2004, the Company determined that it would not be engaged in providing consulting services to Gray or any other party in the future. Previously, the Company periodically provided consulting services to Gray in connection with Gray’s acquisitions and dispositions. In September 2000, the Company sold the computer printer manufacturing operation of its Datasouth Computer Corporation, or Datasouth, business segment. Certain of the proceeds to be realized on the sale of Datasouth’s assets are receivable under a subordinated note agreement with the purchaser. As a result, the Affinity Events, Consulting and Datasouth segments have been reflected in the Company’s financial statements as discontinued operations.

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.
2. LIQUIDITY
As of August 31, 2005, the Company’s negative working capital was $26,229, including $7,500 of bank debt maturing within the fiscal year ending August 31, 2006. Certain current liabilities, including deferred revenue of $8,285, advances from stockholder of $6,050 and certain accrued preferred stock dividends of $3,725, do not represent cash obligations or do not represent liabilities expected to be paid in cash prior to the November 15, 2006 maturity date of the bank credit facility. The Company has reported substantial losses and consumed substantial cash in its operations. The Company has previously funded its liquidity needs through the sale of investments, the issuance of preferred stock and receipt of other cash advances made by the Company’s majority stockholder and Chairman of the board, and the issuance of subordinated debt to the Chairman and companies affiliated with the Chairman. During the fiscal year ended August 31, 2005, a company affiliated with the Company’s Chairman provided cash of $1,500 used for working capital purposes in connection with the Company’s issuance of a subordinated note. The Company’s Chairman has committed to fund the necessary cash to ultimately repay this note, and in addition, the Chairman provided cash advances to the Company of $1,500 and $4,550 during the fiscal years ended August 31, 2005 and 2004, respectively. The Chairman has also committed to fund, if necessary, cash for the Company to meet the quarterly principal payment requirements under the bank credit facility, as amended in October 2005, totaling $10,000 before the November 2006 maturity of the facility. Funding of some or all of these payments is likely to be necessary for the Company to continue as a going concern for the next 12 months. While there can be no assurance, based upon (a) the Company’s forecasted operating cash flows and capital expenditures for its fiscal year ending August 31, 2006, and (b) the commitment from the Chairman to invest cash of up to $10,000 to meet all principal payment requirements prior to the November 15, 2006 maturity date of the Company’s bank credit agreement, management believes the Company has sufficient liquidity through at least the November 15, 2006 maturity date of its bank credit agreement.
As further discussed in Note 10, the Company had $58,932 of debt outstanding as of August 31, 2005 under its bank credit agreement, and increased the amount of outstanding debt to $61,932 in October 2005. As further discussed in Note 10, the Company’s Chairman has personally guaranteed repayment of up to $58,932 of the outstanding bank debt. Amounts outstanding under the credit agreement are due on November 15, 2006. The Company’s ability to continue this or similar financing beyond the November 15, 2006 maturity date is significantly dependent on the continued support of the Company’s Chairman and, in part, on the Company’s future operating results. There can be no assurances with respect to the Company’s future operating results, the continued support of its Chairman or the completion of the proposed merger with TCM.
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

Revenue Recognition and Rights Fee Expenses — Revenue from services is recognized as the services are rendered, and consists primarily of advertising revenues in connection with broadcast and print media sold by the Company, the rights to which are generally acquired by the Company under the multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, the Company derives revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales and production services. Corporate sponsorships related to specific events are recognized when the event occurs or as the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the licensing arrangement. Association management fees are recognized over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as games are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer, or in the case of vending revenues, when the game is played.
In certain circumstances, the Company enters into contractual arrangements with associations or institutions it represents in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. The Company’s contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.
Barter Transactions — The Company provides advertising and licensing rights to certain customers or sublicensees in exchange for services. The estimated fair value of the services to be received is recognized as accounts receivable and deferred revenue. As these services are used, an amount is charged to operating expense. Advertising revenue is recognized as the advertising is used by the customer and license fee revenue is recognized ratably over the term of the sublicense agreement. For the fiscal years ended August 31, 2005, 2004 and 2003, net revenues and operating expenses included barter transactions of approximately $700, $2,900 and $3,000, respectively, of which, approximately $0, 2,500 and $2,500, respectively, was associated with discontinued operations.
Cash and Cash Equivalents — Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less.
Accounts Receivable and Credit Risk — Accounts receivable include customer billings on invoices issued by the Company, and to a lesser extent, unbilled receivables for contracted services billed after the service is rendered or the revenue is earned. In certain situations, the Company may invoice certain customers 30 to 60 days in advance, in which case, revenue is deferred until earned. Accounts receivable pertaining to advance billings are also included as deferred revenue until such time as the revenue is earned.
The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The allowance for doubtful accounts represents the Company’s best estimate of the accounts receivable that will be ultimately collected, based on, among other things, historical collection experience, a review of the current aging status of customer receivables, and a review of specific information for those customers that are deemed to be higher risk. The Company evaluates the adequacy of the allowance for doubtful accounts on at least a quarterly basis. Unfavorable changes in economic conditions might impact the amounts ultimately collected from advertisers and corporate sponsors and therefore may result in changes to the estimated allowance. Once an account is considered uncollectible or otherwise settled with a customer, the uncollectible amount is charged against the allowance for doubtful accounts.

Inventories — Inventories, stated at cost, consist primarily of materials and supplies associated with the Company’s printing operations.
Property and Equipment — Property and equipment is stated at cost less depreciation computed on the straight-line method over the estimated useful life of the asset, generally from three to ten years. Leasehold improvements and equipment held under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset. Depreciation expense for continuing operations was $652, $891 and $1,048 for the fiscal years ended August 31, 2005, 2004 and 2003, respectively. Depreciation expense for discontinued operations was $3, $198 and $145 for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.
Investment in Affiliated Companies — The Company accounts for its investment in iHigh, Inc., or iHigh, a company that provides marketing services and programs in connection with high school sports and activities, by the equity method. As of August 31, 2005 and 2004, the carrying value of the Company’s investment in iHigh was zero, and there exists no requirement to provide iHigh any funding for operations. The Company accounted for its investment in Gray, an owner and operator of television stations and newspapers, by the equity method until the sale of the investment in August 2003. The Company accounted for its investment in Rawlings Sporting Goods Company, Inc., or Rawlings, a supplier of team sports equipment, as an “available-for-sale” marketable security in the fiscal year ended August 31, 2003 until such investment was sold in December 2002.
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
Goodwill and Other Long-Lived Assets — The Company’s accounting for goodwill is based on Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. Under the provisions of SFAS 142, the Company is not required to amortize goodwill, but is required to assess on at least an annual basis, the carrying value of goodwill associated with each of four distinct business units that comprise two business segments of the Company’s continuing operations to determine if an impairment in value has occurred. Until August 31, 2003, such an assessment was also required in connection with a discontinued business segment. Impairment charges are recorded if and when management concludes that the carrying amount of goodwill for any acquired business unit does not exceed its net realizable value based on the Company’s estimate of expected future cash flows to be generated by each of the business units. In prior years, based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, goodwill impairment charges have been necessary to reduce the carrying value of goodwill to net realizable value, as further discussed in Note 8.
The impairment analysis is based on the Company’s estimates of the net present value of future cash flows derived from each of four business units, and judgment is used in assessing whether the impairment analysis should be performed more frequently than annually. The determination of fair value requires significant management judgment including estimating operating cash flow to be derived in each of the four business units for the following three years, annual operating cash flow growth rates for each business unit beyond the next three years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. For each of two of the four business units, a future reduction in the estimated net present value of future cash flows derived from an affected business unit would likely result in an impairment charge that could approximate the amount of the reduction in the estimated net present value calculated for that business unit. Factors potentially leading to a reduction in the estimated present value of future cash flows could include (i) the loss of a significant customer or contract, (ii) significantly less favorable terms of new contracts and contract renewals, and (iii) prolonged economic downturns affecting corporate advertising spending.
If the Company concludes in the future that the adjusted carrying value of goodwill for any of the four business units comprising the Company’s continuing operations exceeds its respective net realizable value, the Company would expense such excess and decrease goodwill as reported in the consolidated balance sheet.
Other purchased intangibles, including customer relationships, are amortized over a 16-year average life. The use of a 16-year average life for customer relationships acquired in the acquisition of Host, amortized on a straight-line method, is not materially different from using the estimated life of each individual relationship using a systematic allocation method. The remaining value assigned to acquisition intangibles other than goodwill will continue to be amortized over a 16-year average life, at a rate of approximately $0.7 million per year. In prior years, the Company has determined that impairment charges have been necessary to reduce the carrying amount of certain customer relationship intangible assets, as further discussed in Note 8. If the Company concludes in the future that significant changes occur in its customer relationships, additional impairment charges may be necessary.
Income Taxes — Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized.
Valuation of Certain Non-Trade Receivables — The Company has a non-trade subordinated note receivable from the purchaser of Datasouth and a note receivable from iHigh. The Company performs ongoing credit evaluations of parties from which such non-trade receivables are due, and if and when management determines that the carrying value of such receivables may not ultimately be realized, the estimated impairment amount is charged to the earnings (losses) reported for the period in which the determination is made. In the fiscal year ended August 31, 2003, a $1.7 million impairment charge reduced the carrying amount of the Company’s note receivable from the purchaser of Datasouth to estimated net realizable value. As a result of payments received on the note subsequent to the adjustment to net realizable value, the carrying amount of the subordinated note receivable has been reduced to approximately $0.8 million as of August 31, 2005.
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
As further discussed in Note 6, the non-trade receivable from iHigh of approximately $3.4 million was fully reserved as of August 31, 2003. Any recovery of this amount in the future will be recognized as income in the period recovered.
Stock-Based Compensation — The Company follows the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS 123 allows companies to either expense the estimated fair value of stock options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees,” or APB 25, but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 entitled “Share-Based Payment,” or SFAS 123(R). SFAS 123(R) will require the Company to measure the cost of employee services received in exchange for certain awards of equity instruments, including stock options, based on the grant-date fair value of the award over the requisite service period (usually the vesting period). SFAS 123(R) is effective for the interim period beginning September 1, 2005. The Company intends to adopt SFAS 123(R) prospectively as of its effective date, and therefore the Company does not anticipate that the adoption of SFAS 123(R) will have any effect on the Company’s financial statements in connection with any currently outstanding stock options, since all such stock options are currently vested in full. However, stock options or other awards of equity instruments issued on or after September 1, 2005 in exchange for employee services will likely result in additional operating expense over the vesting period.
For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period:

	Year Ended August 31,
	2005	2004	2003
Net loss available to common stockholders, as reported	$(5,290)	$(16,848)	$(39,135)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2)	(367)	(568)

Net loss available to common stockholders, pro forma, for computation of basic and diluted loss per share	$(5,292)	$(17,215)	$(39,703)

Loss per common share, basic and diluted:
As reported	$(0.81)	$(3.61)	$(9.82)

Pro forma	$(0.81)	$(3.69)	$(9.96)

Except for certain stock options granted to former holders of Host stock options in connection with the Company’s acquisition of Host , the Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB 25, no compensation expense is recognized for such grants.
Derivative Instruments and Hedging Activities — The Company recognizes all derivatives, which include the value of interest rate swap agreements and, previously, the value of the Company’s warrants to purchase Gray common stocks (which were sold by the Company to Gray in April 2003), on the balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. Changes in the estimated fair value of derivatives that do not meet the specific criteria in SFAS 133 for hedge accounting are included in the earnings (losses) reported for the period of the change. None of the Company’s derivative instruments have been determined to qualify for hedge accounting treatment. Management estimates the fair value of interest rate swap agreements based on estimated market values provided by the counterparties to the swap agreements. Net appreciation (depreciation) in the value of the Company’s derivatives was $412, $1,294 and $(1,035) for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.
Loss Per Share — Basic earnings (loss) per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially payable in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings (loss) per share.

4. DISCONTINUED OPERATIONS
As discussed in Note 1, the Company’s Affinity Events, Consulting and Datasouth business segments have been reflected in the Company’s financial statements as discontinued operations. As a result of the suspension of its Affinity Events business, in the fiscal year ended August 31, 2004, the Company incurred $2,729 in nonrecurring costs charged to discontinued operations, including employee severance costs of $256, the present value of future lease obligations, net of estimated sublease income, to be incurred through 2010 of $1,811, and the present value of consulting agreement commitments through 2010 of $1,315 for arrangements under which no future benefits are expected to be derived, less $875 for estimated proceeds to be derived from the sale of Affinity Events assets. In the fiscal year ended August 31, 2005, the Company revised its estimate of the loss on disposal of assets, incurring an additional charge of $160. As of August 31, 2005, $2,014 is accrued as a liability for restructuring obligations associated with discontinued operations.
A reconciliation of the accrued liability associated with the suspension and sale of the Affinity Events segment is as follows:

Accrued liability as of August 31, 2004	$2,625
Proceeds on sale of Events assets	870
Additional liability accrued during the fiscal year ended August 31, 2005	160
Costs incurred during the period	(1,641)

Accrued liability as of August 31, 2005	$2,014

Income subsequent to August 31, 2005 to be derived from subleasing vacated office space under executed sublease agreements is $1,236 over the remaining lives of the leases. There is no vacated office space that has not yet been subleased. The estimated proceeds to be derived from the sale of Affinity Events assets do not include a $675 note receivable due the Company in the future which is subordinated to the purchaser’s bank financing. Actual amounts received in connection with the note receivable and any other unanticipated income or expenses, could differ materially from amounts assumed in arriving at the loss on termination of the business. To the extent actual proceeds or other amounts differ from the estimated liability accrued as of August 31, 2005, or as management’s estimates are revised, the variance will be reported in discontinued operations in future periods. Proceeds of $870 derived from the sale of the Affinity Events assets at closing in December 2004 were used to repay a subordinated note totaling $295 and certain liabilities associated with the prior operations of the business.
The Company provided consulting services to Gray from time to time in connection with Gray’s acquisitions (including acquisition financing) and dispositions. In the fiscal year ended August 31, 2003, the Company recognized a $5,000 fee for services provided in connection with an acquisition by Gray. As a result of the Company’s equity investment in Gray, a portion of all consulting fees previously charged to Gray was deferred (such portion equal to the Company’s ownership percentage of Gray’s outstanding common stock). Upon the Company’s sale of its investment in Gray’s common stock in August 2003, the Company recognized as consulting fee income all previously deferred income.
As discussed in Note 1, certain of the proceeds to be realized on the sale of Datasouth’s assets are receivable under a subordinated note agreement with the purchaser. The note agreement, as subsequently amended, provides for gradually reducing discounts on the amount due to the Company which are earned by the purchaser as payments are made through the note’s maturity in December 2006. As of August 31, 2005, the amount due to the Company was $1,834; however the Company has recorded a $1,039 reserve on the note receivable as of August 31, 2005 as an estimate of the amounts that might ultimately become uncollectible and/or discounted. To the extent actual proceeds on the note differ from management’s current estimate of the proceeds to be ultimately received, such differences will be reported as discontinued operations in future periods.

There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, which remain with the Company after the termination and/or disposal of its discontinued operations.
Assets and liabilities of the discontinued operations have been reflected in the consolidated balance sheets as current or noncurrent based on the original classification of the accounts, except that current liabilities are presented net of current assets and noncurrent liabilities are presented net of noncurrent assets.
The following is a summary of assets and liabilities of discontinued operations:

	August 31,
	2005	2004
Current liabilities:
Accounts payable and accrued expenses	$72	$1,429
Restructuring obligations	585	513
Deferred revenue		831
Current assets:
Accounts receivable, net	(38)	(2,163)
Inventories		(6)
Prepaid costs and expenses		(130)

Net current liabilities of discontinued segment	$619	$474

Noncurrent liabilities:
Restructuring obligations	$1,429	$2,112
Noncurrent assets:
Note receivable, net	(795)	(1,245)
Property and equipment, net	(2)	(12)
Other assets	(2)	(15)

Net noncurrent liabilities of discontinued segment	$630	$840

     The following summarizes revenues and operating results from discontinued operations:

	Year Ended August 31,
	2005	2004	2003
Revenues:
Affinity Events	$655	$10,843	$14,052
Consulting			5,664

	$655	$10,843	$19,716

Costs and expenses:
Affinity Events:
Direct operating costs of services rendered	$426	$9,020	$12,467
Selling, general and administrative	378	9,297	5,481
Amortization and impairment of acquisition intangibles			9,615

	$804	$18,317	$27,563

Income (loss) from discontinued operations:
Affinity Events	$(149)	$(7,474)	$(3,896)
Consulting			5,664
Datasouth			(1,695)
Amortization and impairment of acquisition intangibles			(9,615)

	$(149)	$(7,474)	$(9,542)

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended August 31,
	2005	2004	2003
Interest paid	$4,504	$4,365	$8,271
Income taxes paid, net	0	21	61
Noncash investing and financing activities:
Conversion of Series E preferred stock to shares of common stock	2,214	0	0
Issuance of common stock in payment of preferred stock dividends	0	503	571
Exchange of subordinated debt for shares of Series E preferred stock	0	8,016	1,783
Issuance of common stock in connection with debt issuance costs	499	925	1,349
Issuance of common stock to a retirement plan and as a component of directors’ fees	67	150	297
6. INVESTMENT IN AND TRANSACTIONS WITH AFFILIATED COMPANIES
The Company’s equity in earnings (losses) of affiliated companies for the fiscal year ended August 31, 2003 included $546 from Gray and $(750) from iHigh for an aggregate amount of $(204). There have been no amounts reported as equity in earnings (losses) of affiliated companies since August 31, 2003 due to the disposal of all investments except for iHigh, for which the carrying amount of the investment was reduced to zero at August 31, 2003.
Investment in Gray and Gain on Issuance of Common Shares — Prior to the sale in August 2003 of all Gray common stocks owned by the Company, the Company owned approximately 4.0% of Gray’s outstanding common stock. In addition, the Company previously owned warrants to purchase additional shares of Gray’s common stocks until the sale of such warrants in April 2003. Certain executive officers of the Company are also executive officers of Gray. Approximately one half of the Gray common stocks owned by the Company were sold to Gray, and the remainder of the shares were sold to the Company’s Chairman of the board and family entities. Total proceeds on the sale of common stock, net of expenses of the sale, were $34,297. The warrants were sold back to Gray for total proceeds of $5,121. Proceeds of $31,233 from the sales of Gray common stocks and warrants were used to reduce outstanding long-term debt. All of these transactions were approved by independent members of the Company’s board of directors or a special committee appointed by the board comprised of independent directors.
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
Rights-Sharing Agreement with Gray — Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In its role under the agreement with Gray, the Company manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for the Company and Gray. As a result, the Company recognizes the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and expenses amounts paid to Gray under the rights-sharing agreement as a rights fee. During the fiscal year ended August 31, 2004, Gray paid $1,500 under this provision, and as of August 31, 2005, the Company has accrued fees payable to Gray of $1,217, comprised of $1,000 of the $1,500 paid by Gray on behalf of the Company in the fiscal year ended August 31, 2004, plus $217 payable to Gray in connection with annual settlements of certain shared revenues and operating expenses. In April 2005, the Company, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, the Company and Gray entered into a new rights sharing agreement for the same 10-year period. Under this new agreement with Gray, the Company continues to recognize the total revenues derived and the total expenses incurred in connection with services performed on behalf of the university, and expenses amounts payable to Gray as a component of the Company’s rights fee expense. The amount payable to Gray will be 50% of the profit or loss to be derived from these marketing activities, as determined at the conclusion of each contract year. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year will be added to the annual settlement amount between the Company and Gray.
Investment in Rawlings — The Company sold its investment in Rawlings common stock in December 2002 for cash of $6,764, which was used to reduce the Company’s outstanding long-term debt. A loss on the Rawlings investment of $1,032 that had been previously reported as “Other comprehensive accumulated loss” (a component of the Company’s stockholders’ deficit) was expensed in the fiscal year ended August 31, 2003, and reported as an investment valuation adjustment in the Company’s results of operations.
Investment in iHigh — The Company owns approximately 35.1% of the outstanding common stock of iHigh as of August 31, 2005. The Company’s non-trade receivable due from iHigh of approximately $3.4 million was fully reserved as of August 31, 2003, because the Company did not believe the receivable would be recovered in the foreseeable future. In the fiscal year ended August 31, 2003, a $4,211 investment valuation charge was reported by the Company to reduce the non-trade receivable and the carrying value of the investment in iHigh to zero.
Due to aggregate cumulative net losses reported by iHigh during the period in which the Company has had its investment, there are no aggregate undistributed earnings of investments accounted for by the equity method as of August 31, 2005.

7. PROPERTY AND EQUIPMENT
The Company’s property and equipment of continuing operations consist of the following:

	August 31,
	2005	2004
Land	$448	$448
Building	962	962
Leasehold and building improvements	520	555
Machinery and equipment	1,724	1,404
Office furniture and equipment	2,911	2,755

	6,565	6,124
Accumulated depreciation and amortization	3,798	2,940

	$2,767	$3,184

Machinery and equipment includes an asset leased under a capital lease, having a cost of $240 and accumulated amortization of $66 and $6 as of August 31, 2005 and 2004, respectively.
8. GOODWILL AND OTHER ACQUISITION INTANGIBLE ASSETS
The net change in the carrying amount of goodwill by reportable business segment is as follows:

	Collegiate			Discontinued
	Marketing And	Association		Operation -
	Production	Management		Affinity
	Services	Services	Total	Events

As of September 1, 2002	$58,232	$6,475	$64,707	$2,450
Impairment charge	(21,043)		(21,043)	(2,450)

As of August 31, 2003	37,189	6,475	43,664	0
Impairment charge	(3,300)		(3,300)

As of August 31, 2004	33,889	6,475	40,364	0

As of August 31, 2005	$33,889	$6,475	$40,364	$0

The net change in the carrying amount of customer relationships and trademarks by reportable business segment is as follows:

	Collegiate			Discontinued
	Marketing and	Association		Operation -
	Production	Management		Affinity
	Services	Services	Total	Events
As of September 1, 2002	$8,263	$2,397	$10,660	$6,339
Adjustments			0	826
Amortization	(957)	(141)	(1,098)	(118)
Impairment charge			0	(7,047)

As of August 31, 2003	7,306	2,256	9,562	0
Amortization	(1,113)	(141)	(1,254)

As of August 31, 2004	6,193	2,115	8,308	0
Amortization	(576)	(141)	(717)

As of August 31, 2005	$5,617	$1,974	$7,591	$0

As of August 31, 2005, customer relationships constitute $5,963 and trademarks represent $1,628 of the $7,591 carrying amount presented above, and as of August 31, 2004, customer relationships constitute $6,525 and trademarks represent $1,783 of the $8,308 carrying amount.
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
Accumulated amortization of acquisition intangibles and impairment charges were $40,099 and $39,381 as of August 31, 2005 and 2004, respectively, including $29,689 associated with goodwill as of both dates.
9. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities of continuing operations consist of the following:

	2005	2004

Guaranteed rights fees and profit splits	$1,843	$2,160
Accrued preferred stock dividends	4,153	2,393
Interest	716	798
Compensation and related costs	444	415
Other accrued liabilities	2,414	3,449

	$9,570	$9,215

Other accrued liabilities as of August 31, 2005 and 2004 includes the current portion of an obligation under a capital lease of approximately $80 as of both dates.
10. LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt and notes payable consist of the following:

	August 31,
	2005	2004

Term Loans	$35,932	$35,932
Revolvers	23,000	20,000
Subordinated Notes	10,193	9,283

	69,125	65,215
Less current portion	7,500	590

	$61,625	$64,625

As amended in October 2005, the Company’s bank credit agreement provides for (a) two term loans (the “Term Loans”) for borrowings totaling $35,932 and (b) two revolving loan commitments (the “Revolvers”) for aggregate maximum borrowings of $26,000. All amounts outstanding bear interest at either (a) the banks’ prime rate or (b) the London Interbank Offered Rate (“LIBOR”) plus 2.75%, payable monthly. Under the October 2005 amendment, the Company’s available borrowing capacity under the Revolver B loan was increased by $3,000, which was funded in full in October 2005, thereby increasing the bank indebtedness to $61,932. As amended, the agreement has a maturity date of November 15, 2006, at which time all remaining amounts outstanding become due and payable. The amended agreement requires payments of principal in the amount of $2,500 at each of February 28, 2006, May 31, 2006, August 31, 2006 and October 15, 2006. The amended agreement does not provide for any additional borrowing capacity beyond the $3 million increase in Revolver B borrowed in October 2005. The Company anticipates that it will continue to utilize fully the availability under the Revolvers throughout the remaining term of the credit agreement.
In September 2004, a company under the Chairman’s control provided the Company $1.5 million of cash which was used for working capital purposes, in exchange for a subordinated note bearing interest at 6% per annum. This note was refinanced by another company under the Chairman’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of December 31, 2006, as amended in October 2005. In January 2005, $1.5 million was received from the Company’s Chairman and used for working capital purposes. During the fiscal year ended August 31, 2004, the Company received approximately $6.6 million from the Company’s Chairman, of which $2 million was invested in newly-issued shares of the Company’s preferred stock. The remaining investment of $4.55 million, plus the $1.5 million received in January 2005, is presented in the consolidated balance sheet as “Advances from stockholder.”
In connection with the credit agreement, as amended in October 2005, the Chairman committed to the Company an additional aggregate cash investment of up to $10 million as and when needed to fund the required principal payments on the bank debt. Under the terms of the amended bank credit facility, the Chairman is entitled to have returned to him certain marketable securities pledged by him on his personal guarantee at the time of and valued at the amount of each principal payment made by the Company on the outstanding balance of the bank debt, subject to the maintenance of margin requirements on the value of the pledged marketable securities. Under the terms of the credit agreement, as amended in October 2005, up to an aggregate of $15 million in future funding for working capital purposes, if necessary, could be sourced from the issuance of equity securities, including shares of the Company’s preferred stock, or by the issuance of subordinated debt.
As a result of the amendment to the maturity date of the bank credit agreement to November 15, 2006, the total amount outstanding under the agreement is presented in the consolidated balance sheet as long-term debt as of August 31, 2005, except for the $7,500 of principal payable at or prior to August 31, 2006. As of August 31, 2005, principally all borrowings under the bank credit agreement were subject to the banks’ LIBOR-based rate of 6.24%.
The bank credit agreement, as amended, contains certain financial covenants, including the maintenance of minimum interest coverage ratios measured quarterly. Long-term debt is collateralized by all of the Company’s assets. In addition, the Company’s Chairman personally guarantees $59,500 of the debt outstanding under the bank credit agreement, and if the Company is unable to meet payment obligations under the agreement, the bank lenders could call the guarantee, thereby requiring the Chairman to repay the amount of the loan to the banks. The Chairman’s guarantee is collateralized by certain personal holdings of marketable securities pledged to the Company’s bank lenders. Under the terms of his guarantee, the Chairman has the option to purchase the entire loan from the banks, and thereby becoming the holder of the debt currently payable to the banks and the related lien on the Company’s assets. Through January 26, 2005, the Chairman has been compensated by the Company for his guarantee in the form of newly issued shares of the Company’s common stock, valued at an annual rate of 1.625% of the guarantee amount. In August 2005, in return for the consideration that he is expecting to receive in the anticipated merger with TCM, the Chairman agreed to permanently waive his right to receive compensation accrued since January 26, 2005. The waiver resulted in income of $311 recorded in the fourth quarter of the fiscal year ended August 31, 2005 related to the reversal of debt issue cost amortization from January 27, 2005 through May 31, 2005. The guarantee amount will reduce in the future if principal payments are made to the bank lenders on the outstanding term loans, and may increase if additional bank financing is made available to the Company. During the fiscal years ended August 31, 2005, 2004 and 2003, the Chairman was compensated by the Company for his personal guarantee in the form of 1,018, 805 and 221 restricted shares of the Company’s common stock then valued at $473, $925 and $1,349, respectively.
In connection with the acquisition of Host in December 1999, the Company issued 8% subordinated notes, representing long-term debt of approximately $8,693 as of each of August 31, 2005 and 2004. Interest is payable quarterly in cash on all but a $3,019 subordinated note payable to the Company’s Chairman, on which interest is payable at maturity in the form of cash or shares of the Company’s common stock, at the Company’s option. The 8% subordinated notes have a maturity date of December 31, 2006, as amended in October 2005. In May 2003, a director of the Company and his spouse each agreed to exchange 8% subordinated notes held by them, having an aggregate face value of $1,783, to shares of the Company’s convertible series D preferred stock. During the fiscal year ended August 31, 2004, holders of 8% subordinated notes representing an aggregate face value of $8,016 exchanged their notes for shares of the Company’s Series E Preferred Stock. Payment of interest and principal on all subordinated notes is subordinate to the Company’s bank credit agreement.
In connection with the acquisition of certain business operations, the Company also issued two 9% subordinated notes in September 2000, representing long-term debt of $590 as of August 31, 2004, both of which were repaid during the fiscal year ended August 31, 2005.
Aggregate maturities of the Company’s long-term debt as of August 31, 2005 are $7,500 and $61,625 in the fiscal years ending August 31, 2006 and 2007, respectively, and none thereafter. TCM has received a long-term financing commitment from bank lenders that would accommodate the repayment of all of the Company’s bank and subordinated indebtedness at the time the merger is consummated.
There are no interest rate swap agreements in place as of August 31, 2005. The Company was a party to an interest rate swap agreement terminating on December 31, 2004, which involved the exchange of interest at a fixed rate of 6.71% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $25,000 notional amount upon which the payments are based. The Company was a party to a second interest rate swap agreement terminating on December 31, 2002, which involved the exchange of interest at a fixed rate of 6.08% for interest at a variable rate, determined quarterly, equal to the 90-day LIBOR rate, without an exchange of the $20,000 notional amount upon which the payments are based. The differential paid or received as interest rates change was settled quarterly and was accrued and recognized as an adjustment of interest expense related to the debt.
11. INCOME TAXES
The Company reported a deferred income tax provision of $5,222 in the fiscal year ended August 31, 2003 and no tax benefit or provision in the fiscal years ended August 31, 2005 or 2004.

The principal differences between the federal statutory tax rate and the effective tax rate applicable to continuing operations are as follows:

	Year Ended August 31,
	2005	2004	2003

Federal statutory tax rate	34.0%	34.0%	34.0%
Non-deductible goodwill amortization and impairment		(15.7)	(30.8)
State income taxes, net of federal tax impact	(0.6)	2.5	0.6
Change in valuation allowance	(30.2)	(20.0)	(26.0)
Other, net	(3.2)	(0.8)	(0.3)

Effective tax rate	0.0%	0.0%	(22.5)%

There was no tax benefit or provision associated with the results of discontinued operations for the fiscal years ended August 31, 2005, 2004 or 2003.
As of August 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $74,000 to reduce federal taxable income in the future. Net operating loss carryforwards begin to expire in 2018. The Company also has an Alternative Minimum Tax credit carryforward of $490 and a business credit carryforward of $116 as of August 31, 2004, to reduce regular federal tax liabilities in the future.
Prior to the fiscal year ended August 31, 2003, the Company established a valuation allowance for net deferred tax assets of $11,425 and increased it to $19,498 during the fiscal year ended August 31, 2003, thereby reducing the carrying amount of deferred taxes in the balance sheet to zero. The valuation allowance increased to $23,709 in the fiscal year ended August 31, 2004 and $25,308 in the fiscal year ended August 31, 2005, resulting in no change in the carrying amount of deferred taxes on the consolidated balance sheet during those periods. If and when the Company generates taxable income in the future and benefits primarily from net operating loss carryforwards for federal tax purposes that expire beginning in 2018, some or all of the deferred tax asset may be reinstated on the balance sheet, and the Company would report income tax benefits in the period that such reinstatement occurs.
Deferred tax liabilities (assets) are comprised of the following:

	August 31,
	2005	2004
Property and equipment	$2,752	$2,278
Acquisition intangible assets	2,581	2,825

Gross deferred tax liabilities	5,333	5,103

Allowance for doubtful accounts	(113)	(150)
Investment in and advances to affiliates	(395)	(395)
Valuation of derivative financial instruments		(140)
Reserves against nonoperating receivables	(1,692)	(1,720)
Accrued expenses	(833)	(1,114)
Nonqualified stock options outstanding	(630)	(779)
Net operating loss carryforward	(26,372)	(23,908)
Alternative Minimum Tax credit carryforward	(490)	(490)
Business credit carryforward	(116)	(116)

Gross deferred tax assets	(30,641)	(28,812)
Less: valuation allowance	25,308	23,709

Deferred tax assets, net of valuation allowance	(5,333)	(5,103)

Total deferred tax liability (asset), net	$0	$0

12. PREFERRED STOCK
As of August 31, 2005, 12.497 shares of the Company’s series D convertible preferred stock, referred to as the Series D Preferred Stock, were outstanding, having an aggregate face value of $12,497, all of which are currently convertible at the holder’s option into an aggregate 1,250 shares of the Company’s common stock. Each holder of the Series D Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series D Preferred Stock is $1,000 per share, and dividends are cumulative. The Company has the option to redeem the Series D Preferred Stock at any time. As of August 31, 2005 and 2004, all shares of Series D Preferred Stock were held by either the Company’s Chairman or companies affiliated with the Company’s Chairman. In the fiscal year ended August 31, 2003, the Company’s Chairman and companies affiliated with the Chairman invested cash totaling an additional $3,000 for 3 shares of Series C Preferred Stock. Also in the fiscal year ended August 31, 2003, each of the holders of Series C Preferred Stock elected to exchange the aggregate total of 7.1 shares of Series C Preferred Stock for the same number of shares of Series D Preferred Stock. The other outstanding shares of Series D Preferred Stock were issued in exchange for outstanding shares of redeemable series B convertible preferred stock, referred to as the Series B Preferred Stock, during the fiscal year ended August 31, 2003, as discussed below.
As of August 31, 2005, 7.585 shares of the Company’s series E convertible preferred stock, referred to as the Series E Preferred Stock, were outstanding, having an aggregate face value of $7,585. Each share of the Series E Preferred Stock is convertible at the holder’s option into 0.14286 shares of the Company’s common stock beginning one year following the date of issuance of the Series E Preferred Stock. Each holder of the Series E Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, no dividend is payable prior to June 30, 2005, or upon conversion to common stock, if earlier. The liquidation and redemption price of the Series E Preferred Stock is $1,000 per share. The Company has the option to redeem the Series E Preferred Stock at any time. During the fiscal year ended August 31, 2005, certain holders of Series E Preferred Stock, including a former director of the Company and his spouse (both of whom were formerly holders of subordinated notes and parties to an exchange of their subordinated notes for the shares of Series D Preferred Stock in the fiscal year ended August 31, 2003), elected to convert an aggregate 2.214 shares of Series E Preferred Stock to an aggregate 316 shares of the Company’s common stock, in accordance with terms of the Series E Preferred Stock. During the fiscal year ended August 31, 2004, subordinated note holders elected to exchange an aggregate $8,016 of subordinated debt for an aggregate 8.016 shares of Series E Preferred Stock, including subordinated notes having an aggregate face amount of $5,257 acquired by the Company’s Chairman immediately prior to the exchange. Also during the fiscal year ended August 31, 2004, 1.783 shares of Series D Preferred Stock issued to the former director and his spouse were exchanged for the same number of shares of Series E Preferred Stock. As of August 31, 2005 and 2004, an aggregate total of 5,411.163 shares of Series E Preferred Stock (representing an aggregate face value of $5,411), were held by the Company’s Chairman, companies affiliated with the Company’s Chairman, or other members of the Company’s board or directors.
As of August 31, 2005, 2.0 shares of the Company’s series F convertible preferred stock, referred to as the Series F Preferred Stock, were outstanding, having an aggregate face value of $2,000, all of which were issued to the Company’s Chairman in the fiscal year ended August 31, 2004. Each share of the Series F Preferred Stock is convertible at the holder’s option into 0.78125 shares of the Company’s common stock beginning in November 2006. The holder of Series F Preferred Stock is entitled to receive dividends at an annual rate of $90.00 per share in cash or in shares of the Company’s common stock at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. The liquidation and redemption price of the Series F Preferred Stock is $1,000 per share. The Company has the option to redeem the Series F Preferred Stock at any time.
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
All shares of preferred stock issued by the Company are redeemable by the Company solely at the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock exceeded 50% at August 31, 2004 for the first time, he has the ability to require the Company to repurchase its preferred stock. Accordingly, effective August 31, 2004, the Company follows the policy of classifying all issued and outstanding preferred stock as liabilities in the consolidated balance sheet. At August 31, 2005, the Company has reported its redeemable preferred stock as a noncurrent liability. Because the Company’s bank credit agreement, which prohibits redemption of preferred stock prior to the repayment of amounts due under the agreement, expires in more than one year, as amended in October 2005, the preferred shares could not be redeemed within one year of August 31, 2005. During the fiscal year ended August 31, 2005, the Company has reflected dividends accrued on preferred stock as interest expense in the statement of operations. As of August 31, 2005, 89.5% of the aggregate carrying amount of all preferred stock was held by the Chairman or one of his affiliates.
All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of the Company, on a parity with all other currently issued preferred stock and any preferred stock issued by the Company in the future, and senior to the Company’s currently issued common stock and common stock issued in the future.
13. STOCK OPTIONS
The Company’s 1994 Long Term Incentive Plan, referred to as the 1994 Plan reserves 720 shares of Company common stock for issuance of stock options, restricted stock awards and stock appreciation rights. Certain options granted under the 1994 Plan are fully vested at the date of grant, and others vest over three to five year periods. Options granted under the 1994 Plan have terms ranging from five to ten years. In connection with the acquisition of Host, options for an aggregate of approximately 282 exercisable shares were granted to former holders of options for shares of the acquired company, at exercise prices ranging from $3.40 to $40.60 per share. No options may be granted under the 1994 Plan after October 2004.
The Company’s Non-Employee Directors’ 1994 Stock Option Plan, referred to as the 1994 Directors’ Plan, reserves 35 shares of the Company’s common stock for issuance of stock options. Options under the 1994 Directors’ Plan are fully vested when granted. No options may be granted under the 1994 Directors’ Plan after October 2004.

     Information with respect to the Company’s stock option plans follows:

	Option	Option	Exercisable	Option
	Shares	Price Range	Shares	Price Range
Outstanding as of September 1, 2002	520	$3.44 - $43.75	388	$3.44 - $43.75
Grants	12	$5.70 - $5.80
Exercised	(60)	$3.44
Forfeited	(118)	$3.44 - $20.63

Outstanding as of August 31, 2003	354	$3.44 - $43.75	277	$3.44 - $43.75
Grants	2	$1.16
Forfeited	(35)	$5.80 - $40.60

Outstanding as of August 31, 2004	321	$1.16 - $43.75	321	$1.16 - $43.75
Forfeited	(45)	$3.44 - $40.60

Outstanding as of August 31, 2005	276	$1.16 - $43.75	276	$1.16 - $43.75

The weighted average per share fair value of options granted was $.86 and $3.70 for the fiscal years ended August 31, 2004 and 2003, respectively. No options were granted in the fiscal year ended August 31, 2005. Pro forma net loss and loss per share required by SFAS 123 have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the time of grant using a Black-Scholes option pricing model. For options outstanding as of August 31, 2005, on a weighted average basis, the determination of fair value assumed a risk-free interest rate of 5.17%, dividend yield of 0.0%, volatility factor of .474, and an expected life for the options of 7.1 years.
As of August 31, 2005, the number of outstanding shares under option, weighted average option exercise price and weighted average remaining option contractual life was as follows: 8 exercisable shares at $24.38 per share, expiring in 0.6 years; 1 exercisable share at $23.75 per share, expiring in 1.6 years; 1 exercisable share at $43.75 per share, expiring in 2.7 years; 6 exercisable shares at $37.29 per share expiring in 3.5 years; 43 exercisable shares at $9.26 per share expiring in 1.6 years; 10 exercisable shares at $40.60 per share expiring in 1.3 years; 131 exercisable shares at $14.73 per share expiring in 3.8 years; 72 exercisable shares at $10.48 per share expiring in 5.0 years; 2 exercisable shares at $5.70 per share expiring in 7.5 years; and 2 exercisable shares at $1.16 per share expiring in 8.3 years.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s interest rate swap agreement having a notional amount of $25,000 was terminated on December 31, 2004. The fair value of the instrument was included as a component of “Other liabilities” in the consolidated balance sheet as of August 31, 2004 (see “Derivative Instruments and Hedging Activities” in Note 3). The fair value, which equals the estimated amount to be paid on terminating the swap agreement, if the Company had elected to do so, was $(631) as of August 31, 2004.
All other financial instruments, including cash, cash equivalents, receivables, payables, fixed rate subordinated debt and variable rate bank debt are estimated to have a fair value which approximates carrying value in the financial statements.
15. RETIREMENT PLANS
The Company has a 401(k) defined contribution benefit plan, whereby employees of the Company may contribute a portion of their gross pay to the plans subject to limitations set forth by the Internal Revenue Service. The Company may make matching and/or discretionary contributions to the employees’ accounts in amounts based on criteria set forth in the plan agreements. Total Company contributions to the plan were $120 and $335 for the fiscal years ended August 31, 2004 and 2003, respectively, including shares of the Company’s common stock then valued at an aggregate of $120 and $273, respectively. There were no Company contributions to the plan in the fiscal year ended August 31, 2005.
16. COMMITMENTS AND CONTINGENCIES
The following summarizes the Company’s contractual obligations, other than obligations under the Company’s long term debt discussed in Note 10 (amounts in 000’s):

	Payments Due by Period as of August 31, 2005
		Less Than	More Than 1	More Than 3	More Than
Contractual Obligations	Total	1 Year	to 3 Years	to 5 Years	5 Years

Capital lease obligations	$182	$80	$102	$	$
Operating lease obligations	3,582	1,137	1,053	945	447
Purchase obligations	70,722	16,591	21,191	9,478	23,462

Total	$74,486	$17,808	$22,346	$10,423	$23,909

Operating Leases –
Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $1.1 million as of August 31, 2005. The Company’s total rental expense, including rental expense associated with discontinued operations, was $860, $2,267 and $2,414 for the fiscal years ended August 31, 2005, 2004 and 2003, respectively. The minimum annual rental commitments included in the table above under these and other operating leases, net of subleases, with an original lease term exceeding one year are $706, $156, $128, $126 and $122 for the fiscal years ending August 31, 2006 through 2010, respectively, and $41 thereafter.
Purchase Obligations –
Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically one to four years, which expire at varying times through 2015.
Preferred Stock –
Dividends on Series D Preferred Stock and Series F Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock, at the holder’s option, except that, until the second anniversary of the date of issuance, the Company has the option to pay such dividends in cash or in shares of the Company’s common stock. For purposes of determining the number of shares of common stock to be issued as payment of a dividend, the common stock is valued at the average market closing price for the twenty trading days immediately preceding each dividend payment date. All dividends accruing through June 30, 2003 on issued shares of the Company’s preferred stock have been paid. Dividends on Series D Preferred Stock payable for the years ended June 30, 2004 and 2005 in shares of the Company’s common stock under the terms of such issuance, have not been declared by the board of directors. Under the Company’s Articles of Incorporation, if dividends on any class of its preferred stock are in arrears in an amount equal to 150% of an annual dividend, the holders of such preferred stock shall be entitled to vote for and elect two additional directors of the Company. Such rights would thereby be afforded the holders of Series D Preferred Stock if dividends accrued through June 30, 2004 are not paid by December 31, 2006. Under the terms of the proposed merger with TCM, all accrued and unpaid dividends on outstanding shares of Series D Preferred Stock will be converted, along with the outstanding shares of Series D Preferred Stock, to shares of TCM preferred stock. The amount of dividends accruing through

August 31, 2005 on the outstanding shares of Series D Preferred Stock and Series F Preferred Stock, potentially payable in cash or common stock, at the holder’s option, during the fiscal year ending August 31, 2006 is approximately $2.8 million. All holders of Series D Preferred Stock and Series F Preferred Stock consist of the Chairman and companies affiliated with the Chairman.
Dividends on Series E Preferred Stock are payable annually at an annual rate of $90 per share in cash or in shares of the Company’s common stock at the holder’s option, except that the initial dividend on Series E Preferred Stock, under the terms of the Company’s Articles of Incorporation, was not payable until July 2005 on dividends accruing through June 30, 2005, or upon a conversion of shares of Series E Preferred Stock to shares of the Company’s common stock, whichever is sooner. The Company’s board of directors did not declare a dividend on shares of Series E Preferred Stock as of June 30, 2005. Under the terms of the proposed merger with TCM, all accrued and unpaid dividends on outstanding shares of Series E Preferred Stock, except as to those shares held by the Company’s Chairman, will be redeemed in cash at the closing of the merger. Under the terms of the merger, accrued dividends payable to the Chairman on shares of Series E Preferred Stock held by him, will be converted, along with his shares of Series E Preferred Stock, to shares of TCM preferred stock. The amount of dividends accruing through August 31, 2005 on the outstanding shares of Series E Preferred Stock potentially payable in cash during the fiscal year ending August 31, 2006 is approximately $1.4 million, including $1.0 million in connection with shares of Series E Preferred Stock issued to the Company’s Chairman.
Since the payment of preferred dividends is conditioned on the declaration of such dividends by the Company’s board of directors, neither accrued preferred stock dividends of $4,153 as of August 31, 2005 nor preferred stock dividends accruing subsequent to August 31, 2005 are included in the preceding contractual obligations table.
All shares of preferred stock issued by the Company are redeemable by the Company at solely the Company’s option. Since the Chairman’s beneficial ownership of the Company’s common stock is more than 50%, he has the ability to require the Company to repurchase its preferred stock after the repayment of amounts due under the bank credit agreement. The aggregate amount of redeemable preferred stock as of August 31, 2005 is approximately $22.1 million and is not included in the table above.
Legal Matters —
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.
In January 1999, the Company acquired shares of Sarkes Tarzian, Inc., or Tarzian, common stock, $4.00 par value, or the Tarzian Shares, from the Estate of Mary Tarzian, or the Estate, for $10.0 million. In March 1999, the Company and Gray entered into an option agreement whereby Gray purchased an option to acquire the Tarzian Shares from the Company, and in December 2001, Gray exercised such option, purchasing the Tarzian Shares from the Company for $10.0 million. During the option period, the Company received fees from Gray in the aggregate amount of $3.2 million.
On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian and against the Estate for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and on October 3, 2005, the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian has also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery, and on June 16, 2005, the Court denied Tarzian’s motion. On July 21, 2005, Tarzian filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court’s denial of its motion for new trial and entry of final judgment for the Estate, which is pending. The Company is not directly involved in this litigation, but has been the subject of litigation related to this matter as described below.
On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and the Company for tortious interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and the Company to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit the Company to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claim. The Company filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court as described in the preceding paragraph. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit. The Company cannot predict when the final resolution of this litigation will occur or when Tarzian’s claim against the Estate will be resolved. Gray is currently paying all legal costs incurred in connection with these claims, and the Company has not accrued any liability in connection with the claim or costs associated with these claims.
17. LOSS PER SHARE
     The following table sets forth the computation of basic and diluted loss per share:

	Year Ended August 31,
	2005	2004	2003

Loss from continuing operations	$(5,141)	$(7,137)	$(28,444)
Preferred dividends		(2,237)	(1,149)

Loss from continuing operations available to common stockholders	(5,141)	(9,374)	(29,593)
Loss from discontinued operations	(149)	(7,474)	(9,542)

Net loss available to common stockholders	$(5,290)	$(16,848)	$(39,135)

Weighted average number of common shares outstanding for basic loss per share	6,505	4,668	3,987
Effect of weighted average dilutive convertible preferred stock
Effect of accrued preferred dividends potentially payable in common stock
Effect of dilutive employee stock options

Adjusted weighted average number of common shares and assumed conversions for diluted loss per share	6,505	4,668	3,987

Basic and diluted loss per share:
Loss from continuing operations available to common stockholders	(0.79)	(2.01)	(7.42)
Loss from discontinued operations	(0.02)	(1.60)	(2.40)

Net loss available to common stockholders	$(0.81)	$(3.61)	$(9.82)

The effect of potentially dilutive employee stock options, which were not considered above because they were anti-dilutive, was 38 shares for the fiscal year ended August 31, 2003. There were no potentially dilutive employee stock options for the fiscal years ended August 31, 2005 or 2004.
Outstanding shares of the Company’s convertible preferred stock as of August 31, 2005 may ultimately be converted into an aggregate total of 3,896 shares of the Company’s common stock, of which, 1,563 shares could not be issued until November 2005 due to required holding periods of the preferred stock. The effect of the weighted average dilutive convertible preferred stock and the accrued preferred dividends potentially payable in common stock was 10,074 shares as of August 31, 2005.
18. OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is as follows:

	Year Ended August 31,
	2005	2004	2003
Net loss	$(5,290)	$(14,611)	$(37,986)
Other comprehensive income (loss):
Change in the valuation of available-for-sale investments			2,050

Comprehensive loss	$(5,290)	$(14,611)	$(35,936)

The change in valuation of available-for-sale investments resulted from the change in accounting for the Company’s investment in Rawlings from the equity method to accounting for it as an “available-for-sale” marketable security.

19. SEGMENT INFORMATION
The Company has two business segments associated with its continuing operations that provide different products or services: (a) marketing and production services, which primarily includes services rendered in connection with college athletics, or Collegiate Marketing and Production Services; and (b) Association Management Services. Three discontinued business segments as of August 31, 2005 include: (x) consulting services rendered to a related party, or Consulting; (y) event management and marketing services, or Affinity Events; and (z) computer printer manufacturing and related sales and services, or Datasouth.
Information for each of the Company’s segments associated with continuing operations follows:

	Year Ended August 31,
	2005	2004	2003
Net revenues, continuing operations:
Collegiate Marketing and Production Services	$53,212	$47,106	$55,354
Association Management Services	8,667	8,673	8,775

	$61,879	$55,779	$64,129

Operating income (loss), continuing operations:
Collegiate Marketing and Production Services	$2,275	$977	$930
Association Management Services	1,794	2,009	1,553
Amortization and impairment of acquisition intangibles	(718)	(4,554)	(22,141)
Unallocated general and administrative costs	(1,698)	(1,126)	(1,354)

	$1,653	$(2,694)	$(21,012)

Depreciation expense, continuing operations:
Collegiate Marketing and Production Services	$559	$786	$923
Association Management Services	88	97	117
Unallocated general and administrative costs	5	8	8

	$652	$891	$1,048

Capital expenditures, continuing operations:
Collegiate Marketing and Production Services	$86	$360	$264
Association Management Services	109	21	12
Unallocated general and administrative costs		3	2

	$195	$384	$278

	2005	2004
Total assets:
Collegiate Marketing and Production Services	$15,637	$11,634
Association Management Services	985	697
Goodwill, customer base and trademarks	47,955	48,672
Other	99	(61)

	$64,676	$60,942

SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended
	November 30,	February 28,	May 31,	August 31,
	2004	2005	2005	2005
Revenue from services rendered	$23,075	$18,034	$12,949	$7,821
Operating income (loss)	2,777	551	413	(2,088)
Income (loss) from continuing operations	1,150	(1,292)	(1,481)	(3,518)
Income (loss) from discontinued operations	(109)	132	(15)	(157)
Net income (loss) available to common stockholders	1,041	(1,160)	(1,496)	(3,675)
Per share data, basic:
Income (loss) available to common stockholders from continuing operations	$0.20	$(0.20)	$(0.22)	$(0.51)
Income (loss) from discontinued segment	$(0.02)	$0.02	$(0.00)	$(0.02)
Net income (loss) available to common stockholders	$0.18	$(0.18)	$(0.22)	$(0.53)
Per share data, diluted:
Income (loss) available to common stockholders from continuing operations	$0.11	$(0.20)	$(0.22)	$(0.51)
Income (loss) from discontinued segment	$(0.01)	$0.02	$(0.00)	$(0.02)
Net income (loss) available to common stockholders	$0.10	$(0.18)	$(0.22)	$(0.53)
Weighted average number of shares,
Basic	5,713	6,529	6,887	6,890
Diluted	15,278	6,529	6,887	6,890

	Quarter Ended
	November 30,	February 29,	May 31,	August 31,
	2003	2004	2004	2004
Revenue from services rendered	$19,495	$16,343	$12,773	$7,168
Operating income (loss)	1,816	933	(3,843)	(1,600)
Income (loss) from continuing operations	751	(244)	(4,936)	(2,708)
Income (loss) from discontinued operations	(1,873)	(1,446)	(1,400)	(2,755)
Net loss	(1,122)	(1,690)	(6,336)	(5,463)
Preferred dividends	(532)	(558)	(568)	(579)
Net loss available to common stockholders	(1,654)	(2,248)	(6,904)	(6,042)
Per share data, basic and diluted:
Loss available to common stockholders from continuing operations	$0.05	$(0.18)	$(1.15)	$(0.65)
Loss from discontinued segment	$(0.43)	$(0.32)	$(0.29)	$(0.55)
Net loss available to common stockholders	$(0.38)	$(0.50)	$(1.44)	$(1.20)
Weighted average number of shares,
basic and diluted	4,340	4,500	4,798	5,034

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of August 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness discussed below.
Material Weakness in Internal Control Over Financial Reporting
As more fully described in Item 4 of our Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2005, we determined that a control deficiency existed in our accounting for redeemable preferred stock. Specifically, the Company did not have adequate controls over the presentation of preferred stock dividends nor the proper evaluation of the relevant accounting literature related to such dividends. This deficiency resulted in the restatement of the Company’s interim period financial statements for the quarters ended November 30, 2004, February 28, 2005 and May 31, 2005. Additionally, this control deficiency could result in a misstatement of preferred stock dividends that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Remediation of Material Weakness
The Company has determined that the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above, will be the engagement of the services of consultants, as necessary, to assist in the review of complex accounting matters, or an increase in the number of accounting personnel involved in the research of such complex accounting matters, or a combination thereof. While the remediation measures are expected to improve the design and effectiveness of our internal control over financial reporting, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable.

Changes in Internal Control over Financial Reporting
Other than the changes discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2005 identified in connection with the evaluation thereof by the Company’s management that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Information concerning each of the Company’s directors and executive officers as of October 31, 2005 is as follows:
J. MACK ROBINSON, 82, has been a director of Bull Run since 1992 and its Chairman since 1994, and was Bull Run’s Secretary and Treasurer in 1994. He is a member of Bull Run’s Executive Committee and is the Chairman of the Management Compensation and Stock Option Committee of Bull Run’s board of directors. He has served as Chairman of the Board and Chief Executive Officer of Gray Television, Inc., a media company, since 2002, and as Gray’s President, Chief Executive Officer and a director from 1996 through 2002. Mr. Robinson has served as Chairman of the Board and President of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1958, President of Atlantic American Corporation, an insurance holding company, from 1988 until 1995 and Chairman of the Board of Atlantic American Corporation since 1974. Mr. Robinson also serves as a director of the following companies: Bankers Fidelity Life Insurance Company, American Independent Life Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company and American Safety Insurance Company. He is a director emeritus of Wachovia Corporation. Mr. Robinson is the father-in-law of Mr. Hilton H. Howell, Jr., Bull Run’s Vice President and Secretary and a member of Bull Run’s board of directors.
ROBERT S. PRATHER, JR., 61, has served as Bull Run’s President and Chief Executive Officer and a director since 1992. He is a member of Bull Run’s Executive Committee. He has served as President, Chief Operating Officer and a director of Gray Television, Inc., since 2002, and as Gray’s Executive Vice President-Acquisitions and a director from 1996 through 2002. Mr. Prather serves as a director of Gabelli Asset Management Inc. (a provider of investment advisory and brokerage services). He is also an advisory director of Swiss Army Brands, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.
HILTON H. HOWELL, JR., 43, has been Bull Run’s Vice President and Secretary and a director since 1994. He has served as Gray Television, Inc.’s Vice Chairman and a director since 2002 and as Gray’s Executive Vice President and a director since 2000. Mr. Howell has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association

Risk Management General Agency. He is the son-in-law of Mr. J. Mack Robinson, Chairman of the Board of Directors of Bull Run.
GERALD N. AGRANOFF, 58, has been a director of Bull Run since 1990, and is the Chairman of the Audit Committee and a member of the Management Compensation and Stock Option Committee of Bull Run’s board of directors. He has served as Managing Member of Inveraray Capital Management LLC, an investment management company, since 2002; general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership, since 1996; general partner of, and general counsel to, Edelman Securities Company, L.P. (formerly a registered broker-dealer), having been affiliated with that firm since 1982, and counsel to Kupferman and Kupferman LLP (a law firm) since 2004. Mr. Agranoff serves as a director of Petrosearch Corporation.
JAMES W. BUSBY, 51, has been a director of Bull Run since 1994, and is a member of the Audit Committee and a member of the Management Compensation and Stock Option Committee of Bull Run’s board of directors. He has been President of Del Mar of Wilmington Corporation, a real estate development company, since 1997. Mr. Busby was President of Datasouth Computer Corporation, a subsidiary of Bull Run since 1994, from 1984 through 1997, and was one of Datasouth’s founders in 1977.
MONTE C. JOHNSON, 68, has been a director of Bull Run since 2001, and is a member of the Audit Committee of Bull Run’s board of directors. He has been a self-employed business consultant since 1987 and has served as President of KAJO, Inc., an oil and gas operating company, since 1995. Mr. Johnson was a director of Host Communications, Inc., a subsidiary of Bull Run since 1999, from 1993 to 2000.
THOMAS J. STULTZ, 54, has been a director of Bull Run since 2004, and has been President and Chief Operating Officer of Host Communications, Inc., a subsidiary of Bull Run since 2004. He served as President of Gray Publishing LLC from 1996 through 2004, managing the daily newspapers owned by Gray Television, Inc.
FREDERICK J. ERICKSON, 46, has been Vice President — Finance, Treasurer and Chief Financial Officer of the Company since 1994; Vice President of Host since 1999 and Chief Financial Officer since October 2004; and has served in the capacity of Executive Vice President — Finance & Administration or similar capacities with Datasouth from 1993 to 2001.
Audit Committee —
The Company’s board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by the Company’s independent accountants, as well as the Company’s accounting principles and system of internal accounting controls, and to review and approve any transactions between the Company and its directors, officers or significant shareholders. The board of directors has determined that all members of the Audit Committee are independent in accordance with Nasdaq Rules and regulations established by the Securities and Exchange Commission (“SEC Regulations”) governing audit committee member independence. The board of directors has not named any member of our Audit Committee as an “audit committee financial expert” as that term is defined under SEC Regulations. Since we believe that the Company currently has an Audit Committee comprised solely of independent and financially literate members able to read and understand fundamental financial statements, and since the Company is not currently subject to Nasdaq Rules requiring the certification that one member of the Audit Committee has certain financial experience as defined in the Nasdaq Rules, we do not currently intend to name an audit committee financial expert, nor are we currently seeking an additional director who could be qualified to serve as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance —
Section 16(a) of the Securities Exchange Act requires the directors, executive officers, and persons who own more than 10 percent of a registered class of a company’s equity securities to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such class of equity securities. Such officers, directors and greater than 10 percent shareholders of a company are required by SEC regulations to furnish the company with copies of all such Section 16(a) reports that they file.
To our knowledge, based solely on our review of the copies of such reports furnished to us during the fiscal year ended August 31, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent beneficial owners were met.
Code of Ethics —
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
Item 11. Executive Compensation
The following table sets forth a summary of the compensation of Bull Run’s Chief Executive Officer and the other executive officer of Bull Run earning more than $100,000 for the fiscal year ended August 31, 2005 (the “named executive officers”).
Summary Compensation Table

		Annual Compensation
(a)	(b)	(c)	(d)	(i)
Name and				All Other
Principal				Compen-
Position	Year	Salary ($)	Bonus ($)	sation ($)
Robert S. Prather, Jr.,	2005	$0	$0	$0
President and Chief Executive	2004	$88,143	$0	$1,247	(1)
Officer of Bull Run	2003	$201,528	$0	$6,046	(1)

Frederick J. Erickson,	2005	$210,000	$0	$0
Vice President — Finance	2004	$179,808	$0	$1,570	(1)
of Bull Run	2003	$166,807	$0	$5,004	(1)

(1)	Consists of employer contributions to the defined contribution retirement plan.
Compensation of Directors —
Directors of Bull Run are entitled to a fee of $15,000 per year for their services as directors, payable in cash or in shares of Bull Run common stock at each director’s option, and are reimbursed for their expenses for each meeting attended. Audit Committee members are compensated $1,000 for each meeting attended in person, and $500 for each meeting attended telephonically.
Directors who are not employees of Bull Run or its subsidiaries are eligible to receive stock options under Bull Run’s Non-Employee Directors’ 1994 Stock Option Plan. The Non-Employee Directors’ 1994 Stock Option Plan is administered by the Management Compensation and Stock Option Committee of the Board of Directors. The Plan provides that annually, each non-

employee director is entitled to a stock option award of 500 shares, having an exercise price equal to the fair market value of the Common Stock at the date of grant. During the fiscal years ended August 31, 2004 and August 31, 2003, each of Gerald N. Agranoff, James W. Busby and Monte C. Johnson, directors of Bull Run, was granted in each year an option to purchase up to 500 shares of Bull Run common stock at an exercise price of $1.16 and $5.70 per share (the market value of Bull Run common stock on the date of grant), respectively, under the 1994 Non-Employee Directors’ Plan. Such plan did not allow for grants of additional options after October 2004, therefore no options were granted in the fiscal year ended August 31, 2005.
Stock Options —
Under the 1994 Long Term Incentive Plan, all officers and key employees are eligible for grants of stock options and other stock-based awards until October 2004. Options granted are generally exercisable over a three-year period beginning on the first anniversary of the grant date and also generally expire one year after termination of employment.
The 1994 Long Term Incentive Plan is administered by the Management Compensation and Stock Option Committee of the Board of Directors. The Plan is intended to provide additional incentives and motivation for our employees. The Management Compensation and Stock Option Committee is authorized in its sole discretion to determine the individuals to whom options will be granted, the type and amount of such options and awards and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Plans, among other things. There were no options or stock appreciation rights granted under this Plan in the fiscal year ended August 31, 2005.
There were no options or other stock-based awards exercised by the named executive officers in the fiscal year ended August 31, 2005. There were no stock appreciation rights outstanding as of August 31, 2005. There were no unexercised in-the-money outstanding stock options as of August 31, 2005 for any of the named executive officers.
Compensation Committee Interlocks and Insider Participation —
J. Mack Robinson, Gerald N. Agranoff and James W. Busby are the members of Bull Run’s Management Compensation and Stock Option Committee.
Mr. Robinson, Bull Run’s Chairman of the Board, is also Chairman, Chief Executive Officer and a director of Gray Television, Inc. (until August 2003, a company in which Bull Run held a significant equity investment) and until 2003, served on Gray’s compensation committee. Mr. Busby was President of Datasouth Computer Corporation, Bull Run’s wholly owned subsidiary until its sale in 2001, from 1984 until his retirement in 1997. Robert S. Prather, Jr., President, Chief Executive Officer and a director of Bull Run, is also President, Chief Operating Officer and a director of Gray. Hilton H. Howell, Jr., Vice President, Secretary and a director of Bull Run, is also Vice Chairman and a director of Gray.
During the fiscal year ended August 31, 2003, Bull Run sold to Gray its investments in warrants to purchase Gray’s common stocks for approximately $5,121,000, and Bull Run also sold to Gray and to affiliates of Mr. Robinson its investment in shares of Gray’s common stocks for $17,448,000 and $16,950,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the ownership of the Common Stock as of October 31, 2005 by (i) any person who is known to us to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire the Common Stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after October 31, 2005.

	Amount and
	Nature of	Percent
Name	Beneficial Ownership	of Class
J. Mack Robinson	4,059,297 (1)(2)(3)	58.6%
Harriett J. Robinson	3,313,141 (1)(2)	47.8%
W. James Host	480,315 (4)	7.0%
Hilton H. Howell, Jr.	473,001 (5)	6.9%
Robert S. Prather, Jr.	403,571 (1)(6)	5.8%
James W. Busby	210,018 (7)	3.0%
Monte C. Johnson	26,272 (8)	*
Frederick J. Erickson	16,130 (9)	*
Gerald N. Agranoff	6,500 (10)	*
All directors and executive officers as a group	4,533,253 (11)	64.4%

*	Less than 1%.

(1)	Includes 266,059 shares owned by Robinson-Prather Partnership. Robinson-Prather Partnership is a Georgia general partnership, the general partners of which are Robert S. Prather, Jr., President, Chief Executive Officer, and a director of Bull Run; J. Mack Robinson, Chairman of the board of directors of Bull Run; Harriett J. Robinson (the wife of Mr. Robinson); Harriett J. Robinson, as trustee for Robin M. Robinson Trust; Harriett J. Robinson, as trustee for Jill E. Robinson Trust and Gulf Capital Services, Ltd. The partnership agreement for Robinson-Prather Partnership provides that Messrs. Prather and Robinson have the exclusive control of the day-to-day operations of the partnership, including the power to vote or dispose of the shares of common stock owned by Robinson-Prather Partnership. Each general partner disclaims beneficial ownership of the shares of common stock owned by Robinson-Prather Partnership, except to the extent of his pecuniary interest in such shares of common stock, which is less than the amount disclosed. The address for each of Robinson-Prather Partnership, Robin M. Robinson Trust, Jill E. Robinson Trust and Gulf Capital Services, Ltd. is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(2)	Includes as to each of J. Mack Robinson and his wife, Harriett J. Robinson: (a) options issued to Mr. Robinson to purchase 35,000 shares of Common Stock; (b) 3,110,811 shares owned directly by Mr. Robinson; (c) 66,210 shares owned directly by Mrs. Robinson; and (d) an aggregate of 101,120 shares owned directly by the Robin M. Robinson Trust and the Jill E. Robinson Trust, of each of which Mrs. Robinson is the trustee. Each of Mr. and Mrs. Robinson disclaims beneficial ownership of the shares owned by the Robin M. Robinson Trust, the Jill E. Robinson Trust and each other. Mr. and Mrs. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(3)	Includes: (a) an aggregate of 416,573 shares owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Company, Bankers Fidelity Life Insurance Co. and Georgia Casualty & Surety Co., Georgia corporations of each of which Mr. Robinson is Chairman of the Board, President and/or principal stockholder (or the subsidiaries of the same); (b) 44,324 shares owned by Gulf Capital Services, Ltd., of which Mr. Robinson is a general partner; and (c) 19,200 shares owned by the JMR Foundation, of which Mr. Robinson is trustee. Mr. Robinson disclaims beneficial ownership of the shares owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Company, Bankers Fidelity Life Insurance Co., and Georgia Casualty & Surety Co.

(4)	Mr. Host’s address is 2216 Savannah Lane, Lexington, KY 40513.

(5)	Includes: (a) options issued to Mr. Howell to purchase 7,500 shares of Common Stock; and (b) an aggregate of 416,573 shares owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Co., Bankers Fidelity Life Insurance Co. and Georgia Casualty & Surety Co., Georgia corporations of each of which Mr. Howell is an executive officer. Mr. Howell is married to Robin R. Howell, Mr. Robinson’s daughter and a beneficiary of the Robin M. Robinson Trust, which is a general partner of Robinson-Prather Partnership. Mr. Howell disclaims beneficial ownership of the shares of Common Stock owned by Delta Fire & Casualty Insurance Co., Delta Life Insurance Company, Bankers Fidelity Life Insurance Co., Georgia Casualty & Surety Co., Robinson-Prather Partnership and the Robin M. Robinson Trust. Mr. Howell’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(6)	Includes options issued to Mr. Prather to purchase 77,272 shares of Common Stock. Mr. Prather’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(7)	Includes: (a) options issued to Mr. Busby to purchase 3,000 shares of Common Stock; and (b) an aggregate of 702 shares owned by Mr. Busby’s two children.

(8)	Includes options issued to Mr. Johnson to purchase 8,772 shares of Common Stock.

(9)	Includes options issued to Mr. Erickson to purchase 15,000 shares of Common Stock.

(10)	Includes options issued to Mr. Agranoff to purchase 4,000 shares of Common Stock.

(11)	Includes options issued to all directors and executive officers as a group to purchase an aggregate 150,544 shares of Common Stock.
Equity Plan Compensation Information —

As of August 31, 2005:	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	276,466	$14.44	0
Equity compensation plans not approved by security holders	0		0

Total	276,466	$14.44	0

Item 13. Certain Relationships and Related Transactions
J. Mack Robinson, Bull Run’s Chairman of the Board, personally guarantees substantially all of the Company’s debt to its bank lenders. During the fiscal year ended August 31, 2005, the Company issued a total of 1,018,271 shares of Bull Run common stock to Mr. Robinson, then valued at approximately $473,000, to compensate him for his personal guarantee. In August 2005, in return for the consideration that he is expecting to receive in the proposed merger with TCM, the Chairman agreed to waive his right to receive compensation accrued since January 26, 2005. Mr. Robinson’s guarantee agreement in favor of Bull Run’s bank lenders provides that if Bull Run defaults on its bank loan, Mr. Robinson will repay the amount of such loan to the bank up to the amount of his personal guarantee. If Mr. Robinson is obligated to pay such amount, he would have the right to purchase the loans from the lenders, thereby becoming a secured creditor of Bull Run’s, with liens against all of Bull Run’s assets. Mr. Robinson will be released from the guarantee agreement under certain conditions, which include repayment of all or a specified portion of the debt.
Mr. Robinson is Chairman and Chief Executive Officer and a director of Gray Television, Inc., and the beneficial owner of outstanding shares of Gray common stocks and preferred stocks (including certain shares as to which such beneficial ownership is disclaimed by Mr. Robinson). Robert S. Prather, Jr., President and Chief Executive Officer and a director of Bull Run, is President, Chief Operating Officer and a director of Gray and the beneficial owner of outstanding shares of Gray common stocks (including certain shares as to which such beneficial ownership is disclaimed by Mr. Prather). Hilton H. Howell, Jr., Vice President, Secretary and a director of Bull Run, is Vice Chairman and a director of Gray, and the beneficial owner of outstanding shares of Gray common stocks and preferred stocks (including certain shares as to which such beneficial ownership is disclaimed by Mr. Howell). Prior to September 2003, Bull Run Corporation was the owner of shares of Gray’s common stocks and preferred stocks.
Through a rights-sharing agreement with Gray, the Company participates jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In its role under the agreement with Gray, the Company manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for the Company and Gray. During the fiscal year ended August 31, 2004, Gray paid $1,500,000 under this provision, and as of August 31, 2005, the Company has accrued fees payable to Gray of $1,217,000 comprised of $1,000,000 of the $1,500,000 paid by Gray on behalf of the Company in the fiscal year ended August 31, 2004, plus $217,000 payable to Gray in connection with annual settlements of certain shared revenues and operating expenses. In April 2005, the Company, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. Aggregate license fees to be paid to the university jointly by the Company and Gray over the full ten year term will approximate $80.5 million. The Company and Gray will each be entitled to 50% of the profit or loss to be derived from these marketing activities under this agreement with the university, and will thereby share equally the cost of the license fees.
In connection with Bull Run’s acquisition of Host in December 1999, Bull Run issued in favor of each of W. James Host (a former director of the Company), Mr. Prather, Monte C. Johnson and certain other stockholders of Host Communications, as partial consideration for Messrs. Host, Prather, Johnson and such other stockholders’ securities in Host, an 8% promissory note due in January 2006. The principal amount of Mr. Host’s promissory note was $1,760,600, the principal amount of Mr. Prather’s promissory note was $72,422 and the principal amount of Mr. Johnson’s promissory note was $81,475. The aggregate amount of all such promissory notes was approximately $18,594,000. In October 2003, each of Mr. Host and his spouse, Mr. Prather and Mr. Johnson exchanged their note (or shares of Bull Run’s Series D preferred stock, in the case of Mr. Host and his spouse, who previously exchanged their notes for shares of such stock) for

1,783.232, 72.422 and 81.475 shares, respectively, of Bull Run’s Series E preferred stock having a face value of $1,783,232, $72,422 and $81,475, respectively. Holders of Series E preferred stock are entitled to receive, as, when and if declared by the board of directors, dividends at an annual rate of $90.00 per share, payable beginning July 2005, at the stockholders option, in cash or in Common Stock. After one year following issuance, each share of Series E preferred stock is convertible at the holder’s option into 142.86 shares of Common Stock. In October 2004, Mr. Host and his spouse converted their shares of Series E preferred stock for an aggregate total of 254,752 shares of Common Stock.
In October 2003, Mr. Robinson completed an acquisition of 325,325 shares of Common Stock and two Bull Run 8% promissory notes having an aggregate face value of $5,257,264 from two former stockholders of Host. Mr. Robinson subsequently exchanged the notes for 5,257.264 shares of Bull Run Series E preferred stock having a face value of $5,257,264. In February 2004, Mr. Robinson completed an acquisition of 143,417 shares of Common Stock and a Bull Run 8% promissory note having a face value of $3,018,754 from a former stockholder of a company acquired with Host in December 1999. Mr. Robinson and Bull Run subsequently amended this note to defer payment of interest to the maturity date in January 2006 (since amended in October 2005 to a maturity date of December 31, 2006) and revised the interest payment terms to be, at the noteholder’s option, in cash or in Common Stock.
In November 2003, Mr. Robinson invested $2,000,000 in shares of Bull Run’s Series F convertible preferred stock, the proceeds from which the Company used for working capital purposes. Holders of Bull Run’s Series F preferred stock are entitled to receive, as, when and if declared by the board of directors, dividends at an annual rate of $90.00 per share in cash, except that, until the second anniversary of the date of issuance of the preferred stock, Bull Run may, at its option, pay such dividends in cash or in shares of Common Stock. After two years following issuance, each share of Series F preferred stock is convertible at the holder’s option into 781.25 shares of Common Stock.
From January 2004 through August 2005, Mr. Robinson advanced an aggregate amount of cash of $6,050,000 to Bull Run for working capital needs. Management believes that it is Mr. Robinson’s intention to ultimately convert these advances to subordinated debt or equity securities, if the proposed merger with TCM is not consummated. The form and timing of such consideration will be discussed and authorized by a majority of the independent members of Bull Run’s board of directors. If the TCM merger is consummated, the current terms of the merger provide that these advances, combined with shares of Bull Run preferred stock owned by Mr. Robinson and his affiliates, along with all accrued dividends thereon, would be exchanged for shares of TCM preferred stock.
In September 2004, the Company issued a subordinated note to Delta Life Insurance Company, a company of which Mr. Robinson is Chairman of the Board and principal stockholder, for cash of $1,500,000 used for working capital purposes. This note was refinanced by Gulf Capital Services, Ltd., another company under Mr. Robinson’s control, by substituting a subordinated note bearing interest at 6% per annum, having a maturity date of December 31, 2006, as amended in October 2005.
In September 2005, the Company issued a 6% subordinated note to Mr. Robinson for cash of $940,000 used for working capital purposes. This note was repaid in October 2005 from the proceeds of additional bank financing provided under the Company’s amended bank credit agreement.
On various dates prior to the fiscal year ended August 31, 2003, Bull Run issued shares of its preferred stocks to Mr. Robinson, parties affiliated with Mr. Robinson, and others. Mr. Robinson and his affiliates currently hold shares of Bull Run’s Series D, Series E and Series F convertible preferred stocks having an aggregate face amount of $19,753,977. During the fiscal year ended August 31, 2004, Bull Run paid preferred stock dividends in the form of an aggregate 148,713 shares of Common Stock, then valued at approximately $503,000, to Mr. Robinson and his affiliates.
Bull Run leases office space from Delta Life Insurance Company, a company of which Mr. Robinson is Chairman of the Board and principal stockholder. The term of the lease is month-to-month, currently at an annual rental rate of approximately $3,800, plus a pro rata share of expenses.
See also “Compensation Committee Interlocks and Insider Participation.”
Item 14. Principal Accountant Fees and Services
The fees charged by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for services rendered during the fiscal years ended August 31, 2005 and 2004 were as follows:

	2005	2004
Audit fees (1)	$298,000	$203,375
Audit related fees (2)	0	0
Tax fees (3)	0	0
All other fees	0	0

Total	$298,000	$203,375

(1)	For professional services in connection with the audits of our annual consolidated financial statements included in our reports on Form 10-K, including quarterly reviews of our reports on Form 10-Q, and services related to statutory and regulatory filings or engagements, including $84,500 in 2005 for professional services rendered in connection with the proposed TCM merger and related filings with the SEC, and assistance with a comment letter received from the SEC in 2005.

(2)	For professional services in connection with the annual audits of our employee benefit plan. Note that Bull Run uses a firm other than PricewaterhouseCoopers LLP in connection with the audit of its employee benefit plan.

(3)	For professional services related to tax consulting and tax planning. Note that Bull Run utilizes a firm other than PricewaterhouseCoopers LLP in connection with the preparation and review of federal, state and local tax returns
In accordance with its written charter, the Audit Committee reviews and discusses with PricewaterhouseCoopers LLP on a periodic basis, any disclosed relationships or services that may impact the objectivity and independence of the auditor and approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for Bull Run by its independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:
The following consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of August 31, 2005 and 2004
Consolidated Statements of Operations for each of the three years in the period ended August 31, 2005
Consolidated Statements of Stockholders’ Deficit for each of the three years in the period ended August 31, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 2005
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

(2.3)	Agreement and Plan of merger by and among Triple Crown Media, Inc., BR Acquisition Corp. and Bull Run Corporation, dated as of August 2, 2005 (m)

(2.4)	Letter from Gray Television, Inc. to Bull Run Corporation, dated as of August 2, 2005 (m)

(3.1)	Articles of Incorporation of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(3.2)	Certificate of Amendment to Articles of Incorporation, filed November 9, 2001 (h)

(3.3)	Certificate of Amendment to Articles of Incorporation, filed February 12, 2002 (h)

(3.4)	Certificate of Amendment to Articles of Incorporation, filed November 8, 2002 (i)

(3.5)	Certificate of Amendment to Articles of Incorporation, filed May 13, 2003 (j)

(3.6)	Certificate of Amendment to Articles of Incorporation, filed May 30, 2003 (j)

(3.7)	Certificate of Amendment to Articles of Incorporation, filed October 8, 2003 (k)

(3.8)	Certificate of Amendment to Articles of Incorporation, filed November 26, 2003 (k)

(3.9)	Bylaws of Bull Run Corporation (formerly, BR Holding, Inc.) (g)

(10.1)	Amended and Restated 1994 Long Term Incentive Plan (g)

(10.2)	1987 Non-Qualified Stock Option Plan (a)

(10.3)	Non-Employee Directors’ 1994 Stock Option Plan (b)

(10.4)	Stock Purchase Agreement dated January 28, 1999 by and between U.S. Trust Company of Florida Savings Bank, as Personal Representative of the Estate of Mary Tarzian and Bull Run Corporation (e)

(10.5)	Form of Stockholders’ Agreement, by and among Hilton H. Howell, Jr., Douglas L. Jarvie, Robinson-Prather Partnership, W. James Host and Charles L. Jarvie (g)

(10.6)
Third Amended and Restated Credit Agreement among BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc. and Datasouth Computer Corporation, as Borrowers, Bull Run Corporation, as a Guarantor, and Wachovia Bank, National Association, as Issuing Bank, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, dated October 15, 2004 (l)

(10.7)
First Amendment to the Third Amended and Restated Credit Agreement among BR Holding, Inc., Capital Sports Properties, Inc., Host Communications, Inc. and Datasouth Computer Corporation, as Borrowers, Bull Run Corporation, as a Guarantor, and Wachovia Bank, National Association, as Issuing Bank, Wachovia Capital Markets, LLC, as Sole Lead Arranger and Wachovia Bank, National Association, as Administrative Agent, dated October 14, 2005 (n)

(14)	Code of Ethics for Senior Financial Officers (k)

(21)	List of Subsidiaries of Registrant (x)

(23.1)	Consent of PricewaterhouseCoopers LLP (x)

Exhibit
Numbers	Description

(31.1)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (x)

(31.2)	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (x)

(32.1)	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (x)

(32.2)	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (x)

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

(i)	Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002 and incorporated by reference herein

(j)	Filed as an exhibit to Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003 and incorporated by reference herein

(k)	Filed as an exhibit to Form 10-K Annual Report for the year ended August 31, 2003 and incorporated by reference herein

(l)	Filed as an exhibit to Form 8-K Current Report dated as of October 15, 2004 and incorporated by reference herein

(m)	Filed as an exhibit to Form 8-K Current Report dated as of August 2, 2005 and incorporated by reference herein

(n)	Filed as an exhibit to Form 8-K Current Report dated as of October 14, 2005 and incorporated by reference herein

(x)	Filed herewith

(c)	Financial Statement Schedules The response to this section is submitted as part of Item 15(a)(1) and Item 15(a)(2).

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

BULL RUN CORPORATION
by:	/s/ ROBERT S. PRATHER, JR.
Robert S. Prather, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. PRATHER, JR. Robert S. Prather, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 8, 2005

/s/ GERALD N. AGRANOFF Gerald N. Agranoff	Director	November 8, 2005

/s/ JAMES W. BUSBY James W. Busby	Director	November 8, 2005

/s/ FREDERICK J. ERICKSON Frederick J. Erickson	Vice President-Finance and Treasurer (Principal Accounting and Financial Officer)	November 8, 2005

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	Vice President, Secretary and Director	November 8, 2005

/s/ MONTE C. JOHNSON Monte C. Johnson	Director	November 8, 2005

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	November 8, 2005

/s/ THOMAS J. STULTZ Thomas J. Stultz	Director	November 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
     Our audits of the consolidated financial statements of Bull Run Corporation referred to in our report dated November 8, 2005 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PRICEWATERHOUSECOOPERS LLP
Louisville, Kentucky
November 8, 2005

BULL RUN CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts	Deductions[1]	Period

Year Ended August 31, 2005

Allowance for doubtful accounts	$309,000	$237,000	$0	$244,000	$302,000

Year Ended August 31, 2004

Allowance for doubtful accounts	$465,000	$75,000	$0	$231,000	$309,000

Year Ended August 31, 2003

Allowance for doubtful accounts	$514,000	$300,000	$0	$349,000	$465,000

[1]	“Deductions” represent write-offs of amounts not considered collectible.